Form 10-K/A
period 2015-12-31
ReWalk Robotics Ltd.
filed 2016-05-06
CIK 1607962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

i

EXPLANATORY NOTE

ReWalk Robotics Ltd. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Original Form 10-K”). This Amendment is being filed solely to revise Exhibits 31.1 and 31.2 to include the introductory language of paragraph 4 and the language of paragraph 4(b) referring to internal control over financial reporting, which language was inadvertently omitted when originally filed. This Amendment consists solely of the preceding cover page, this explanatory note and each of the revised certifications filed as exhibits to the Amendment. No other changes have been made to the Original Form 10-K. This Amendment speaks as of the filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

ii

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ReWalk Robotics Ltd.

By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: May 5, 2016

2

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.