Form 10-Q
period 2016-03-31
ReWalk Robotics Ltd.
filed 2016-05-10
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

+972.4.959.0123
Registrant's telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 2, 2016, the Registrant had outstanding 12,371,415 Ordinary Shares, par value NIS 0.01 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

Where You Can Find Other Information

Our website is www.rewalk.com. Information contained, or that can be accessed through, our website does not constitute a part of this quarterly report on Form 10-Q and is not incorporated by reference herein. We have included our website address in this quarterly report solely for informational purposes. Information that we furnish to or file with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC. As we were subject to the information reporting requirements applicable to foreign private issuers prior to January 1, 2016, we filed with the SEC an annual report on Form 20-F for the year ended December 31, 2014 and submitted to the SEC, on Form 6-K, unaudited quarterly financial information during the fiscal year ended December 31, 2015. These reports may also be downloaded free of charge on our website. Our SEC filings, including exhibits filed or furnished therewith, are also available on the SEC’s website at http://www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$21,809	$17,869
Trade receivable, net of allowance for doubtful accounts of $117 and $144 as of March 31, 2016 and December 31, 2015, respectively	2,441	2,146
Prepaid expenses and other current assets	1,469	1,227
Inventories	3,060	2,534
Total current assets	28,779	23,776

LONG-TERM ASSETS

Other long term assets	1,026	470
Property and equipment, net	1,294	1,328
Total long-term assets	2,320	1,798
Total assets	$31,099	$25,574

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term loan	$2,626	$—
Trade payables	2,852	2,474
Employees and payroll accruals	1,139	1,221
Deferred revenues and customers advances	224	199
Other current liabilities	459	449
Total current liabilities	7,300	4,343

LONG-TERM LIABILITIES
Long term loan, net of current maturities	7,515	—
Deferred revenues	190	171
Other long-term liabilities	180	140
Total long-term liabilities	7,885	311

Total liabilities	15,185	4,654

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.01 par value-Authorized: 250,000,000 shares at March 31, 2016 and December 31, 2015; Issued and outstanding: 12,367,161 and 12,222,583 shares at March 31, 2016 and December 31, 2015, respectively	33	33
Additional paid-in capital	96,792	94,876
Accumulated deficit	(80,911)	(73,989)
Total shareholders’ equity	15,914	20,920
Total liabilities and shareholders’ equity	$31,099	$25,574

 The accompanying notes are an integral part of these consolidated financial statements.

 REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$2,061	$635
Cost of revenues	1,568	602

Gross profit	493	33

Operating expenses:
Research and development	1,695	1,537
Sales and marketing	3,299	2,518
General and administration	1,914	1,499

Total operating expenses	6,908	5,554

Operating loss	(6,415)	(5,521)
Financial expenses, net	489	169

Loss before income taxes	(6,904)	(5,690)
Income taxes	18	16

Net loss	$(6,922)	$(5,706)

Net loss per ordinary share, basic and diluted	(0.56)	(0.48)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	12,323,794	12,007,160

The accompanying notes are an integral part of these consolidated financial statements.

; REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share data)

	Ordinary Share		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
	Number	Amount
Balance as of January 1, 2015	11,978,554	$32	$92,395	$(48,574)	$43,853
Share-based compensation to employees and non-employees	—	—	2,345	—	2,345
Issuance of ordinary shares upon exercise of stock options and RSUs by employees and non employees	194,345	1	136	—	137
Cashless exercise of warrants into ordinary shares	49,684	*)	*)	—	—
Net loss	—	—	—	(25,415)	(25,415)

Balance as of December 31, 2015	12,222,583	33	94,876	(73,989)	20,920
Share-based compensation to employees and non-employees	—	—	717	—	717
Issuance of ordinary shares upon exercise of stock options and RSUs by employees and non-employees	99,462	*)	38	—	38
Cashless exercise of warrants into ordinary shares	45,116	*)	*)	—	—
Issuance of warrants to purchase ordinary shares (1)	—	—	1,161	—	1,161
Net loss	—	—	—	(6,922)	(6,922)

Balance as of March 31, 2016	12,367,161	$33	$96,792	$(80,911)	$15,914

*)	Represents an amount lower than $1.
(1)	See Note 6 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,922)	$(5,706)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	163	44
Share-based compensation to employees and non- employees	717	586
Deferred taxes	(13)	—
Financial expenses related to long term loan	156	—

Changes in assets and liabilities:

Trade receivables, net	(295)	253
Prepaid expenses and other current assets	(607)	(355)
Inventories	(526)	(1,059)
Trade payables	378	768
Employees and payroll accruals	(82)	(116)
Deferred revenues and advances from customers	44	33
Other liabilities	50	(610)
Net cash used in operating activities	(6,937)	(6,162)

Cash flows from investing activities:
Maturities of short-term deposits	—	1,667
Purchase of property and equipment	(129)	(371)
Net cash provided by (used in) investing activities	(129)	1,296
Cash flows from financing activities:
Proceeds from long term loan	12,000	—
Repayment of long term loan	(553)	—
Debt issuance cost	(441)	—
Net cash provided by financing activities	11,006	—

Increase (decrease) in cash and cash equivalents	3,940	(4,866)
Cash and cash equivalents at beginning of period	17,869	41,829
Cash and cash equivalents at end of period	$21,809	$36,963

Supplemental disclosures of non-cash flow information
Issuance of ordinary shares upon exercise of stock options by employees and non-employees	$38	$—

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4	$2
Cash paid for interest	$323	$—

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:-    GENERAL

a.	ReWalk Robotics Ltd. (“RRL”, and together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Israel on June 20, 2001 and commenced operations on the same date.

b.
RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics Inc. , incorporated under the laws of Delaware on February 15, 2012, and (ii) Argo Medical Technologies GmbH (“AMG”), incorporated under the laws of Germany on January 14, 2013.

c.
The Company depends on one contract manufacturer. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. This vendor accounted for 23% and 24% of the Company's total trade payables as of March 31, 2016 and December 31, 2015 respectively.

d.
The Company has incurred losses in the amount of $6,922 thousand during the three months period ended March 31, 2016. The Company has an accumulated deficit in the total amount of $80,911 thousand as of March 31, 2016 and negative cash flow from operating activity is in the amount of $6,937 thousand for the period then ended.  The Company has sufficient funds to support its operations in the next 12 months. See also Note 6 below for information about the Company’s loan agreement with Kreos Capital V (Expert Fund) Limited and Note 10 below for information about the Company's equity distribution agreement with Piper Jaffray & Co. (“Piper Jaffray”).

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:- UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2016, consolidated results of operations and consolidated cash flows for the period of three months ended March 31, 2016 and March 31, 2015 have been included. The results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 3:-    SIGNIFICANT ACCOUNTING POLICIES

a.
The significant accounting policies applied in the audited consolidated financial statements of the Company as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016, as amended on form 10-K/A filed with the SEC on May 5, 2016 (the “2015 Form 10-K”) are applied consistently in these unaudited interim condensed consolidated financial statements.

b.	New Accounting Pronouncements:

i.
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this guidance on its condensed consolidated financial statements and related disclosures.

ii.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU requires additional disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption based upon a modified retrospective transition approach. Early adoption is permitted. The Company has not yet selected a transition method, has not yet determined whether it will elect early adoption and is currently evaluating the impact of the pending adoption of this ASU on its condensed consolidated financial statements and related disclosures.

c.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which we make substantial sales. One customer represented 60% and 21% of the Company's trade receivable, net balance as of March 31, 2016 and December 31, 2015 respectively.

NOTE 4:-    INVENTORIES

The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$513	$450
Finished products	2,547	2,084
	$3,060	$2,534

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:-    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer. Purchase obligations do not include contracts that may be canceled without penalty. As of March 31, 2016, non-cancelable outstanding obligations amounted to approximately $1.5 million.

b.	Liens:

As described in Note 6 below, in connection with the Loan Agreement, the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

The Company's long-term other assets include amount of $648 thousand which is pledged as security in respect of guaranties made in favor of a third party on April 29, 2015 and on January 6, 2016. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

NOTE 6:-    LOAN AND WARRANT TO PURCHASE ORDINARY SHARES

On December 30, 2015, the Company entered into a loan agreement (the “Loan Agreement”) with Kreos Capital V (Expert Fund) Limited (“Kreos” or the “Lender”) pursuant to which Kreos extended a line of credit to the Company in the amount of $20 million (the “Loan”). On January 4, 2016 (the “Draw Down Date”), the Company drew down $12 million, less $415 thousand in loan transaction fees and $660 thousand of advance payment. Additional loan transaction fees in the amount of $26 thousand were paid after the Draw Down Date. Of the $441 thousand in total loan transaction fees, $140 thousand are deferred, and presented within “Other long term assets”, as they are allocated to the remaining $8 million that is available to be drawn down by the Company under the Loan Agreement in separate tranches until December 31, 2016, if the Company raises $10 million or more prior to December 31, 2016 in connection with the issuance of shares of the Company's capital stock.

The Loan is for a period of 36 months and bears annual interest of 10.75%, which is to be paid monthly. The principal of the Loan is to be paid in 24 monthly payments, beginning in January 2017, except for the last loan payment which was paid in advance on the Draw Down Date, but will be extended to 36 months if the Company raises $20 million or more in connection with the issuance of shares of its capital stock (including debt convertible into shares of the Company's capital stock) prior to the expiration of the 24-month period.

Repayment of the Loan and payment of all other amounts owed to the Lender is to be made in U.S. dollars.

The Company recorded interest expense in the amount of $479 thousand for the three month period ended March 31, 2016.

Pursuant to the Loan Agreement, the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

In connection with the Loan Agreement, on December 30,2015, the Company granted Kreos a warrant to purchase 119,295 ordinary shares at an exercise price of $9.64 per share (the “Warrant”). The Warrant is exercisable, in whole or in part, at any time prior to the earliest of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly-owned subsidiary of the Company, excluding any transaction in which shareholders of the Company prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

On December 30, 2015, the Company calculated the value of its freestanding Warrants to purchase its ordinary shares in the amount of $1,161 thousand (net of $42 thousand issuance expenses), by using the relative fair value method and utilizing an option pricing method. The Company has recorded the value of the Warrant, together with the Loan's issuance costs, as debt discount which is being accreted as interest expense using the effective-interest method over the remaining term of the Loan.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following assumptions were used to estimate the value of the Warrants on December 30, 2015:

December 30, 2015
Expected volatility	60%
Risk-free rate	2.52%
Dividend yield	—%
Expected term (in years)	10

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7:-    SHAREHOLDERS’ EQUITY

a.	Share option plans:
As of March 31, 2016 and December 31, 2015 the Company had reserved 881,856 and 420,469 shares of ordinary shares, respectively, available for issuance to employees, directors, officers and non-employees of the Company under the 2014 Incentive Compensation Plan (the “ 2014 Plan”).
The options generally vest over four years. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

The fair value for options granted during the three month period ended March 31, 2016 and March 31, 2015 is estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended March 31,
	2016	2015
Expected volatility	60%	60%
Risk-free rate	1.43%-1.60%	1.60%-1.77%
Dividend yield	—%	—%
Expected term (in years)	5.31-6.11	6.11
Share price	$8.48 - $11.88	$19.61- $20.97

A summary of employee share options and restricted stock units ("RSUs") activity during the three month period ended March 31, 2016 is as follows:

	Three Months Ended March 31,
	Number	Average exercise price	Average remaining contractual life (years) (1)	Aggregate intrinsic value (in thousands)
Options and RSUs outstanding at the beginning of the period	1,853,369	$6.12	8.37	$17,048
Options granted	47,171	10.63
Options exercised (2)	(96,767)	1.27
RSUs vested (2)	(14,670)	—
RSUs forfeited	(44)	—
Options forfeited	(4,848)	10.68

Options and RSUs outstanding at the end of the period	1,784,211	$6.54	8.25	$8,056

Options and RSUs vested and expected to vest	1,735,646	$6.51	8.21	$7,924

Options exercisable at the end of the period	644,935	$3.80	6.96	$4,521

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

(2)
During the three month period ended on March 31, 2016, the aggregate number of ordinary shares that were issued pursuant to RSUs that became vested and options that were exercised on a net basis was 99,462 ordinary shares

The weighted average grant date fair values of options granted during the three-month period ended March 31, 2016, and March 31, 2015 were $5.88, and $11.19, respectively. The Company did not grant RSUs during the three month period ended

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016, The weighted average grant date fair values of RSUs granted during the three-month period ended March 31, 2015 was $20.97.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders, that hold options with positive intrinsic value, exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for each of the three-month periods ended March 31, 2016 and March 31, 2015 were $786 thousand and $1,340 thousand respectively. As of March 31, 2016, there were $7,408 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's 2012 Equity Incentive Plan, and its 2014 Plan. This cost is expected to be recognized over a period of approximately 2.7 years.

The options and RSUs outstanding as of March 31, 2016 have been separated into ranges of exercise price as follows:

Range of exercise price	Options and RSUs Outstanding as of March 31, 2016	Weighted average remaining contractual life (years) (1)	Options exercisable as of March 31, 2016	Weighted average remaining contractual life (years) (1)
— (consist of RSUs only)	73,547	—	—	—
$0.82	34,377	4.79	34,377	4.79
$1.32	345,188	6.20	320,474	6.17
$1.48	409,576	7.78	204,369	7.78
$7.30- $8.99	624,503	9.58	4,875	9.59
$10.98- $11.88	36,146	9.86	—	0
$19.62-$20.97	260,874	8.73	80,840	8.73
	1,784,211	8.25	644,935	6.96

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.	Options issued to non-employee consultant:

The Company’s outstanding options granted to non-employee consultant as of March 31, 2016 were as follows:

Issuance date	Options for shares of ordinary share	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
March 12, 2007	3,454	$—	3,454	March 12, 2017

c.	Warrants to purchase ordinary shares:

During the three month period ended on March 31, 2016 a total of 138,702 warrants were exercised on a cashless basis into 45,116 ordinary shares.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2016:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants exercisable	Contractual term
	(number)		(number)

July 14, 2014	403,804	$10.08	403,804	July 13, 2018
December 30, 2015	119,295	$9.64	119,295	The earlier of (i) December 30, 2025, or (ii) a merger, consolidation, or reorganization of the Company.
	523,099		523,099

d.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$22	$15
Research and development, net	113	101
Sales and marketing, net	174	133
General and administrative	408	337
Total	$717	$586

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8:-    FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Foreign currency transactions and other	$19	$161
Financial expenses related to loan agreement with Kreos	479	—
Bank commissions	9	8
Income related to hedging transactions	(18)	—
	$489	$169

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  9:-    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:
ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing the enterprise’s performance. The Company manages its business on the basis of one reportable segment, and derives revenues from selling systems and services (see Note 1 above and “Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report for a brief description of the Company’s business). The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues based on customer’s location:
Israel	$—	$—
United States	1,739	574
Europe	260	57
Asia-Pacific	62	4
Total revenues	$2,061	$635

	March 31,	December 31,
	2016	2015
Long-lived assets by geographic region (*):
Israel	$594	$605
United States	493	483
Germany	207	240
	$1,294	$1,328

(*)    Long-lived assets are comprised of property and equipment, net.

Major customer data as a percentage of total revenues (in thousands):

	March 31,	December 31,
	2016	2015
Customer A	71%	15%

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10:-    SUBSEQUENT EVENTS

On May 10, 2016, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray , pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25 million, through Piper Jaffray acting as our agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on the Company's behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Sales may be made under our registration statement on Form S-3, which was declared effective on May 9, 2016 (the “Form S-3”), in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “ATM Offering Program”). Sales may be made directly on or through the NASDAQ Global Market, the existing trading market for our ordinary shares, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Piper Jaffray is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares. We estimate that the total expenses for the ATM Offering Program, excluding compensation payable to Piper Jaffray under the terms of the Equity Distribution Agreement, will be approximately $250 thousand. We have also agreed to reimburse Piper Jaffrey for the out-of-pocket reasonable fees and disbursements of its legal counsel, in an amount not to exceed $50 thousand. We are not required to sell any of our ordinary shares at any time.

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the NASDAQ Global Market, as further described in the Equity Distribution Agreement. As of May 10, 2016, we had not sold any ordinary shares or paid any compensation to Piper Jaffray under the ATM Offering Program.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and with our audited consolidated financial statements included in our 2015 Form 10-K as filed with the SEC. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements”.

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “quarterly report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in this section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;

•	our ability to maintain and grow our reputation and to achieve and maintain the market acceptance of our products;

•	our ability to achieve reimbursement from third-party payors for our products;

•	our expectations as to our clinical research program and clinical results;

•
our expectations as to the outcome of our new application for FDA pre-market clearance of our ReWalk device and the results of and the FDA’s potential regulatory actions with respect to our mandated post-market surveillance study;

•	our ability to improve our products and develop new products;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	our ability to repay our secured indebtedness;

•	our ability to gain and maintain regulatory approvals;

•	our ability to secure capital from our at-the-market equity distribution program based on the price range of our ordinary shares and conditions in the financial markets; and

•	our ability to maintain relationships with existing customers and develop relationships with new customers.

The preceding list is not intended to be an exhaustive list of all of our statements. The statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks provided under “Part 1, Item 1A. Risk Factors” of our 2015 Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur.

Any forward looking statement in this quarterly report speaks only as of the date hereof. Except as required by law, we undertake no obligation to update publicly any forward-looking statements , whether as a result of new information, future developments or otherwise.

Overview
We are an innovative medical device that is designing, developing and commercializing exoskeletons that allow wheelchair-bound individuals with mobility impairments or other medical conditions the ability to stand and walk once again. We have developed and are continuing to commercialize ReWalk, an exoskeleton that uses our patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. Currently, we derive revenue from selling our ReWalk Personal and ReWalk Rehabilitation exoskeleton devices, which allow individuals with paraplegia the ability to stand and walk once again. ReWalk Personal is designed for everyday use by individuals at home and in their communities, and is custom-fitted for each user. ReWalk Rehabilitation is designed for the clinical rehabilitation environment where it provides valuable exercise and therapy. It also enables individuals to evaluate their capacity for using ReWalk Personal in the future. Since our ReWalk Personal device obtained FDA clearance in June 2014, we have continued to increase our focus on selling the device through third-party payors in the United States and Germany and through distributors in other parts of the world.

We expect to generate revenues from a combination of third-party payors, self-payors and institutions. While a broad uniform policy of coverage and reimbursement by third-party payors currently does not exist for electronic exoskeleton technologies such as ReWalk, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the Veterans' Administration, (or the “VA”), issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy, which is exclusive to ReWalk exoskeleton systems, is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. The first comprehensive reimbursement coverage policy for ReWalk Personal, provided by a commercial payer, was issued in the first quarter of 2016. Additionally, to date several private insurers in the United States have provided reimbursement for ReWalk in certain cases.
We have incurred net losses and negative cash flows from operations since inception and anticipate this to continue in the near term as we continue to focus our efforts on expanding reimbursement and developing the next generation of ReWalk devices.

Results of Operations

Our operating results for the three months ended March 31, 2016 as compared to the same period in 2015 are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$2,061	$635
Cost of revenues	1,568	602
Gross profit	493	33
Operating expenses:
Research and development	1,695	1,537
Sales and marketing	3,299	2,518
General and administration	1,914	1,499
Total operating expenses	6,908	5,554
Operating loss	(6,415)	(5,521)
Financial expenses, net	489	169
Loss before income taxes	(6,904)	(5,690)
Income taxes	18	16
Net loss	$(6,922)	$(5,706)

Net loss per ordinary share, basic and diluted	$(0.56)	$(0.48)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	12,323,794	12,007,160

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenues
Our revenues for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except unit amounts)
Personal units placed	31	11
Rehabilitation units placed	1	2
Total units placed	32	13
Personal unit revenues	$1,971	$610
Rehabilitation unit revenues	$90	$25
Revenues	$2,061	$635

Revenues increased $1.4 million, or 225%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily a result of an increase in ReWalk Personal device sales of $1.4 million, or 224%, which included sales to the VA for use in the VA's clinical study. In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors.
Gross Profit
Our gross profit for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Gross profit	$493	$33

Gross profit was 24% of revenue for the three months ended March 31, 2016, compared to 5% of revenue for the three months ended March 31, 2015. The increase of gross profit is primarily driven by the increased number of units placed for the three months ended March 31, 2016. During that three-month period, we placed 32 units, compared to 13 units during the three months ended March 31, 2015.
We expect our gross profit to increase in the future as we increase revenue and lower our unit manufacturing costs through specific cost reduction projects and economies of scale.
Research and Development Expenses
Our research and development expenses, net for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development expenses	$1,695	$1,537

Research and development expenses, net, increased $158 thousand, or 10%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in expenses is attributable to increased personnel and personnel-related costs related to regulatory, quality and research and development activities for the three months ended March 31, 2016.
We expect research and development costs to increase in the near future as we continue to devote resources to developing future generations of our products and increase spending on clinical studies.

Sales and Marketing Expenses
Our sales and marketing expenses for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Sales and marketing expenses	$3,299	$2,518

Sales and marketing expenses increased $781 thousand, or 31%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase is attributable to an increase in personnel and personnel-related costs and reimbursement-related costs associated with expanding our sales, marketing and reimbursement-activities as we expand commercialization of the ReWalk Personal and ReWalk Rehabilitation systems.
In the near future, we expect growth in our sales and marketing expense will be driven by our continued investment in our reimbursement efforts, as we continue to pursue insurance claims on a case-by-case basis, manage claims through the review process and through external appeals, and invest in efforts to expand coverage.
General and Administrative Expenses
Our general and administrative expenses for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
General and administrative	$1,914	$1,499

General and administrative expenses increased $415 thousand, or 28%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in expenses is primarily attributable to personnel-related costs and professional services expenses.
Financial Expenses, Net
Our financial expenses, net for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Financial expenses, net	$489	$169

Financial expenses, net, increased $320 thousand, or 189% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase is attributable mainly to interest expense related to the Loan Agreement entered into with Kreos on December 30, 2015, pursuant to which Kreos extended to us a line of credit in the amount of $20 million. On January 4, 2016, we drew down $12 million under the Loan Agreement.
Income Tax
Our income tax for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Income tax	$18	$16

Income taxes increased $2 thousand for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to increased sales.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, judgments and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. See Note 2 to our audited consolidated financial statements presented in our 2015 Form 10-K for a description of the significant accounting policies that we used to prepare our consolidated financial statements.
There have been no material changes to our critical accounting policies or our critical judgments from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our 2015 Form 10-K.
New Accounting Pronouncements
See Note 3b to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report for information regarding new accounting pronouncements.

Liquidity and Capital Resources

Sources of Liquidity and Outlook
Since inception, we have funded our operations primarily through the sale of equity securities and convertible notes to investors in private placements the sale of our ordinary shares in public offerings and through the incurrence of bank debt.
On December 30, 2015, we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20 million. On January 4, 2016, we drew down $12 million and, in the event that prior to December 31, 2016 we raise $10 million or more in connection with the issuance of shares of our capital stock (including debt convertible into shares of our capital stock), we will be able to draw down up to an additional $8 million in separate tranches until December 31, 2016, with a minimum required drawdown of $2 million each. Interest is payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. Principal is repayable monthly over a period of 24 months commencing 12 months after the applicable drawdown date, which period will be extended to 36 months if we raise $20 million or more in connection with the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) prior to the expiration of the 24-month period. Pursuant to the Loan Agreement, we paid Kreos a transaction fee equal to 1.0% of the total available amount of the line of credit upon the execution of the agreement and will be required to pay Kreos an end of loan payment equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.
In connection with the Loan Agreement we issued to Kreos the Warrant to purchase up to 119,295 of our ordinary shares at an exercise price of $9.64 per share, which represented the average of the closing prices of our ordinary shares for the thirty-day calendar period prior to the date of the issuance of the Warrant, subject to adjustment as set forth in the Warrant. In the event we draw down any additional amounts under the line of credit, the amount of the Warrant will be increased by 5.75% of any such additional draw down. The Warrant is exercisable, in whole or in part, at any time prior to the earliest of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of our Company with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly-owned subsidiary of our Company, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.
Our initial public offering in September 2014 generated $36.3 million in net proceeds. Additionally, on May10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25 million through Piper Jaffray acting as our agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on our behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Such sales may be made under our Form S-3 in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, directly on or through the NASDAQ Global Market, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Piper Jaffray is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares. We estimate that the total expenses for the ATM Offering Program, excluding compensation payable to Piper Jaffray under the terms of the Equity Distribution Agreement, will be approximately $250 thousand. We have also agreed to reimburse Piper Jaffray for the out-of-pocket reasonable fees and disbursements of its legal counsel, in an amount not to exceed $50 thousand.We are not required to sell any of our ordinary shares at any time.
We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the NASDAQ Global Market, as further described in the Equity Distribution Agreement. As of May 10, 2016, we had not sold any ordinary shares or paid any compensation to Piper Jaffray under the ATM Offering Program.

As of March 31, 2016, we had cash and cash equivalents of $21.8 million.With our cash on hand and the additional resources we may take advantage of under our ATM Offering Program and the Kreos Loan Agreement noted above, we believe we have sufficient cash resources to meet our anticipated cash requirements for at least the next 12 months. Our anticipated primary uses of cash are sales, marketing and reimbursement expenses related to market development activities and broadening third-party payor coverage, and research and development costs for enhancements to our current product and activities related to the development of the next generation of ReWalk systems.
Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. Currently, we expect to fund future capital expenditures from cash and cash equivalents on hand, cash flow generated from our operations, borrowings under the Loan Agreement with Kreos, and future issuances of equity and debt securities under our ATM Offering Program or otherwise.
Cash Flows

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(6,937)	$(6,162)
Net cash provided by (used in) investing activities	(129)	1,296
Net cash provided by financing activities	11,006	—
Net cash flow	$3,940	$(4,866)
Net Cash Used in Operating Activities
Net cash used in operating activities increased to $6.9 million for the three months ended March 31, 2016 compared to $6.2 million for the three months ended March 31, 2015 primarily as a result of higher operating expenses and working capital change.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities decreased to $(129) thousand for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015 primarily as a result of cash used for the purchase of property and equipment. Investing activities in these periods consisted of purchases of property and equipment and disposing of a net investment in short-term deposits.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased to $11.0 million for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015. We generated $12.0 million from the Loan Agreement entered into with Kreos, which was offset by $1.0 million in interest payments and debt issuance costs related to the financing activity.

Obligations and Commercial Commitments
The following summarizes our contractual obligations as of March 31, 2016.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase obligations	$1,521	$1,521	$—	$—	$—
Operating lease obligations	3,620	426	1,002	1,037	1,155
Long-term debt obligations	13,805	2,626	11,179	—	—
Total	$18,946	$4,573	$12,181	$1,037	$1,155

Our purchase obligations consist of purchase commitments to our manufacturer, our operating leases consist of leases for our facilities and motor vehicles and our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos. We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.8:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 0.9 Euro:$1:00, both of which were the applicable exchange rates as of March 31, 2016. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or guarantees of third-party obligations during the period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first quarter of 2016. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2015 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2016 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2015 Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2015 Form 10-K, except as noted below:

The FDA has sent us letters suggesting a potential need for us to seek new pre-market clearance for our ReWalk Personal 6.0 and stating that it may take regulatory action for deficiencies in our mandatory post-market surveillance study on the device.

On September 30, 2015, we received a warning letter (the “September 2015 Letter”) from the Food and Drug Administration (the “FDA”) citing deficiencies in our protocol for a post-market surveillance study of our ReWalk Personal and our failure to initiate a post-market study by the September 28, 2015 deadline. Between June 2014 and our receipt of the September 2015 Letter, we submitted our post-market study protocol to the FDA, amended the protocol in response to the FDA’s subsequent request and proposed additional amendments to enhance the protocol after the FDA notified us that our subsequently-amended protocol was still deficient. While we responded to the FDA’s requests throughout this period, we did not submit all of our responses on a timely basis. The September 2015 Letter warned that the FDA could take regulatory action against us for violations of Section 522 of the Federal Food, Drug and Cosmetic Act (“Section 522”) based on the late post-market study and allegedly deficient protocol for that study. In February 2016, the FDA sent us an additional information request (the “February 2016 Letter”) requesting additional changes to our post-market surveillance study protocol and asking that we comply within 30 days. In the February 2016 Letter, the FDA also expressed its belief that we should submit a new pre-market notification for our ReWalk device stemming from the FDA’s review of what it considered to be changes to the device.

We held several discussions with the FDA, including an in-person meeting in March 2016, which based on our understanding of the conclusions reached by the FDA, resulted in the FDA narrowing its request for a new pre-market notification to an abbreviated, special application (the “special 510(k)”). This special 510(k) relates only to a computer included with the ReWalk device and is subject to an approximate 30-day review period, rather than the standard 90-day review period for pre-market applications. In late March 2016, the FDA confirmed that, based on these resolutions, we could continue to market our ReWalk device as long as we submit the special 510(k) and initiate the post-market study by June 1, 2016. Our special 510(k) submission was received by the FDA on April 11, 2016, at which time the FDA commenced its review of the special 510(k). Additionally, we have submitted a protocol for the post-market surveillance study that was approved by the FDA on May 5, 2016 and that we are required to commence within 30 days after that date. We expect to initiate our post-market surveillance study by the end of May 2016. The FDA also confirmed that, based on the public health significance of the ReWalk device, it did not view regulatory action against us for the late start in or deficient protocol for the post-market study as a priority for the agency, and that it expected to reassess the issues surrounding the pre-market notification and post-market study in June 2016.  We have met all deadlines for submission of responses and have communicated regularly with the FDA after receiving each of the September 2015 Letter and the February 2016 Letter.

We expect we will be able to adhere fully to the FDA’s timeline and to respond promptly to the FDA’s requests based on significant additions in staffing aimed at addressing a need for greater internal clinical and regulatory resources.  However, if we are unable to satisfy this timing or if the results of our post-market clinical study are not as favorable as we expect, the FDA may issue additional warning letters to us, may impose limitations on the labelling of our device or may limit us to marketing a previous version of the ReWalk device in the United States.  We derived 65% of our revenues in 2015 from sales of the ReWalk device in the United States and, if we are required to market a previous version of the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

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

We obtained FDA clearance for our ReWalk Personal device in June 2014. This clearance permits us to market the device for use by individuals with spinal cord injury at levels T7 to L5 and for use by individuals in rehabilitation institutions with spinal cord injury at levels T4 to L5. The FDA’s clearance requires users of the device to meet the following criteria: healthy hands and shoulders that can support crutches, healthy bone density, no skeletal fractures, in good general health, ability to stand with a stander device, weight of less than 220 pounds/100 kilograms and height between 5 feet 3 inches and 6 feet. 2 inches/1.60 meters and 1.88 meters. Additionally, the FDA clearance contraindicates psychiatric or cognitive conditions that could interfere with a user’s proper operation of the device and various other clinical conditions, including pregnancy, severe concurrent medical diseases, a history of severe neurological injuries other than spinal cord injury, impaired joint mobility, unhealed limbs or pelvic fractures or unstable spine, severe spasticity and significant and chronic loss of joint mobility due to structural changes in non-bony tissue. Future products for those with paraplegia, quadriplegia or other mobility impairments or spinal cord injuries may have the same or other restrictions.

Our business strategy is based, in part, on our estimates of the number of mobility impaired individuals and the incurrence of spinal cord injuries in our target markets and the percentage of those groups that would be able to use our current and future products. Limited sources exist to obtain reliable market data with respect to the number of mobility-impaired individuals and the incurrence of spinal cord injuries in our target markets. In addition, there are no third-party reports or studies regarding what percentage of those with limited mobility or spinal cord injuries would be able to use exoskeletons, in general, or our current or planned future products, in particular. Our assumptions may be inaccurate and may change.

The National Spinal Cord Injury Statistical Center estimates as of 2014 that there were 276,000 people in the United States living with spinal cord injury, or SCI. Based on information from a 2013 report by the National Spinal Cord Injury Statistical Center, 41.1% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Three published ReWalk trials with respect to such eligible SCI patients had an aggregate screening acceptance rate of 79% considering all current FDA limitations, resulting in an estimated 33% of the total population of SCI patents being candidates for current ReWalk products. Based on the same three studies, we estimate that the percentage of candidates eligible for current and future ReWalk products could increase to approximately 80% of SCI patients as we plan to adapt our ReWalk products for use by individuals with other indications affecting the ability to walk, including quadriplegia. We cannot assure you that our estimate regarding our current products is accurate or that our estimate regarding future products will remain the same. FDA clearance for such products, if received at all, may contain different limitations from the ones the FDA has placed on the device we currently market for paraplegia patients. If our estimates of our current or future addressable market are incorrect, our business may not develop as we expect and our share price may suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
4.1
Form of Indenture relating to debt securities (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-3 (File No. 333-209833), filed with the SEC on February 29, 2016).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
__________________________

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: May 10, 2016	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: May 10, 2016	By:	/s/ Kevin Hershberger
Kevin Hershberger
Chief Financial Officer
(Principal Financial and Accounting Officer)