Form 10-Q
period 2016-06-30
ReWalk Robotics Ltd.
filed 2016-08-04
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 1, 2016, the Registrant had outstanding 12,482,160 ordinary shares, par value NIS 0.01 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

Where You Can Find Other Information

Our website is www.rewalk.com. Information contained, or that can be accessed through, our website does not constitute a part of this quarterly report on Form 10-Q and is not incorporated by reference herein. We have included our website address in this quarterly report solely for informational purposes. Information that we furnish to or file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC. As we were subject to the information reporting requirements applicable to foreign private issuers prior to January 1, 2016, we filed with the SEC an annual report on Form 20-F for the year ended December 31, 2014 and submitted to the SEC, on Form 6-K, unaudited quarterly financial information during the fiscal year ended December 31, 2015. These reports may also be downloaded free of charge on our website. Our SEC filings, including exhibits filed or furnished therewith, are also available on the SEC’s website at http://www.sec.gov. You may obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$15,686	$17,869
Trade receivable, net of allowance for doubtful accounts of $186 and $144 as of June 30, 2016 and December 31, 2015, respectively	1,187	2,146
Prepaid expenses and other current assets	1,792	1,227
Inventory	3,415	2,534
Total current assets	22,080	23,776

LONG-TERM ASSETS

Other long term assets	1,107	470
Property and equipment, net	1,451	1,328
Total long-term assets	2,558	1,798
Total assets	$24,638	$25,574

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term loan	$3,963	$—
Trade payables	4,239	2,474
Employees and payroll accruals	869	1,221
Deferred revenues and customers advances	253	199
Other current liabilities	511	449
Total current liabilities	9,835	4,343

LONG-TERM LIABILITIES
Long term loan, net of current maturities	6,344	—
Deferred revenues	225	171
Other long-term liabilities	184	140
Total long-term liabilities	6,753	311

Total liabilities	16,588	4,654

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary shares, par value NIS 0.01 per share-Authorized: 250,000,000 shares at June 30, 2016 and December 31, 2015; Issued and outstanding: 12,481,978 and 12,222,583 shares at June 30, 2016 and December 31, 2015, respectively	33	33
Additional paid-in capital	98,045	94,876
Accumulated deficit	(90,028)	(73,989)
Total shareholders’ equity	8,050	20,920
Total liabilities and shareholders’ equity	$24,638	$25,574

 The accompanying notes are an integral part of these consolidated financial statements.

 REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$817	$610	$2,878	$1,245
Cost of revenues	732	550	2,300	1,152

Gross profit	85	60	578	93

Operating expenses:
Research and development	3,074	1,450	4,769	2,987
Sales and marketing	3,504	2,996	6,803	5,514
General and administrative	2,095	1,457	4,009	2,956

Total operating expenses	8,673	5,903	15,581	11,457

Operating loss	(8,588)	(5,843)	(15,003)	(11,364)
Financial income (expenses), net	(517)	50	(1,006)	(119)

Loss before income taxes	(9,105)	(5,793)	(16,009)	(11,483)
Income taxes	12	15	30	31

Net loss	$(9,117)	$(5,808)	$(16,039)	$(11,514)

Net loss per ordinary share, basic and diluted	$(0.74)	$(0.48)	$(1.30)	$(0.95)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	12,403,541	12,125,563	12,363,698	12,066,945

The accompanying notes are an integral part of these consolidated financial statements.

; REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share data)

	Ordinary Share		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
	Number	Amount
Balance as of January 1, 2015	11,978,554	$32	$92,395	$(48,574)	$43,853
Share-based compensation to employees and non-employees	—	—	2,345	—	2,345
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non employees	194,345	1	136	—	137
Cashless exercise of warrants into ordinary shares	49,684	*)	*)	—	—
Net loss	—	—	—	(25,415)	(25,415)

Balance as of December 31, 2015	12,222,583	33	94,876	(73,989)	20,920
Share-based compensation to employees and non-employees	—	—	1,543	—	1,543
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $333 (1)	100,075	*)	437		437
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	114,204	*)	28	—	28
Cashless exercise of warrants into ordinary shares	45,116	*)	*)	—	—
Issuance of warrants to purchase ordinary shares (2)	—	—	1,161	—	1,161
Net loss	—	—	—	(16,039)	(16,039)

Balance as of June 30, 2016	12,481,978	$33	$98,045	$(90,028)	$8,050

*)	Represents an amount lower than $1.
(1)	See Note 8e to the condensed consolidated financial statements.
(2)	See Note 6 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,039)	$(11,514)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	327	124
Share-based compensation to employees and non- employees	1,543	1,171
Deferred taxes	(59)	(27)
Financial expenses related to long term loan	322	—

Changes in assets and liabilities:

Trade receivables, net	959	438
Prepaid expenses and other current assets	(1,003)	(813)
Inventories	(936)	(3,105)
Trade payables	1,511	2,055
Employees and payroll accruals	(352)	356
Deferred revenues and advances from customers	108	57
Other liabilities	106	(781)
Net cash used in operating activities	(13,513)	(12,039)

Cash flows from investing activities:
Maturities of short-term deposits	—	1,667
Purchase of property and equipment	(395)	(351)
Net cash provided by (used in) investing activities	(395)	1,316
Cash flows from financing activities:
Issuance of ordinary shares upon exercise of options to purchase ordinary shares by employees and non employees	28	66
Proceeds from long term loan	12,000	—
Debt issuance cost	(441)	—
Repayment of long term loan	(553)	—
Issuance of ordinary shares in at-the-market offering, net of issuance expenses paid in the amount of $79 (1)	691	—
Net cash provided by financing activities	11,725	66

Decrease in cash and cash equivalents	(2,183)	(10,657)
Cash and cash equivalents at beginning of period	17,869	41,829
Cash and cash equivalents at end of period	$15,686	$31,172

Supplemental disclosures of non-cash flow information
At-the-market offering expenses not yet paid	$254	$—
Classification of inventory to property and equipment, net	$55	$360

(1)	See Note 8e to the condensed consolidated financial statements.
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

b.
RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics Inc., incorporated under the laws of Delaware on February 15, 2012, and (ii) Argo Medical Technologies GmbH, incorporated under the laws of Germany on January 14, 2013.

c.
The Company depends on one contract manufacturer. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. This vendor accounted for 20% and 24% of the Company's total trade payables as of June 30, 2016 and December 31, 2015, respectively.

d.
On May 16, 2016 the Company has entered into a Research Collaboration Agreement and an Exclusive License Agreement with the President and Fellows of Harvard College ("Harvard"). See also Note 7 below for more information about these agreements with Harvard.

e.
During May and June 2016, the Company issued and sold 100,075 ordinary shares at an average price of $7.69 per share under its ATM Offering Program. The gross proceeds to the Company were $770 thousand, and the net proceeds after deducting commissions, fees and offering expenses in the amount of $333 thousand were $437 thousand. The Company can raise up to $25 million under its ATM Offering Program. See Note 8e below for more information about the Company’s ATM Offering Program.

f.
The Company has incurred losses in the amount of $16 million during the six month period ended June 30, 2016. The Company has an accumulated deficit in the total amount of $90 million as of June 30, 2016 and negative cash flow from operating activities is in the amount of $13.5 million for the six-month period ended June 30, 2016. As of June 30, 2016, the Company had cash and cash equivalents of $15.7 million. The Company expects to fund future capital requirements from its cash and cash equivalents, cash flow generated from its operations, borrowings under the Loan Agreement with Kreos Capital V (Expert Fund) Limited, issuances under the Company's ATM Offering Program or, other future issuances of equity and debt securities, or through a combination of the foregoing to meet the Company's anticipated cash requirements for the next 12 months. See Note 6 below for information about the Company’s Loan Agreement.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:- UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's (i)consolidated financial position as of June 30, 2016, (ii) consolidated results of operations for the three and six months ended June 30, 2016 and (iii) consolidated cash flows for the six month ended June 30, 2016. The results for the three and six month periods ended June 30, 2016, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 3:-    SIGNIFICANT ACCOUNTING POLICIES

a.
The significant accounting policies applied in the audited consolidated financial statements of the Company as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016, as amended on Form 10-K/A filed with the SEC on May 5, 2016 (the “2015 Form 10-K”), are applied consistently in these unaudited interim condensed consolidated financial statements.

b.	New Accounting Pronouncements:

i.
In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this ASU on its condensed consolidated financial statements and related disclosures.

ii.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current generally accepted accounting principles, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU requires additional disclosures. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. The ASU requires adoption based upon a modified retrospective transition approach. Early adoption is permitted. The Company has not yet selected a transition method or determined whether it will elect early adoption and is currently evaluating the impact of the pending adoption of this ASU on its condensed consolidated financial statements and related disclosures.

iii.
In 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In 2016, the FASB issued four amendments to ASU 2014-09. The standard is effective for public companies for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted as of one year prior to the current effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company has not yet selected an implementation approach or determined whether it will elect early adoption and is currently evaluating the impact of the pending adoption of this ASU on its condensed consolidated financial statements and related disclosures.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales. One customer represented 10% and 21% of the Company's trade receivable, net balance as of June 30, 2016 and December 31, 2015, respectively.

NOTE 4:-    INVENTORY

The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$975	$450
Finished products	2,440	2,084
	$3,415	$2,534

NOTE 5:-    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer- Sanmina Corporation, as further discussed in "Part I Item 1. Business" and "Part I, Item 1A. Risk Factors" of the 2015 Form 10-K. Purchase obligations do not include contracts that may be canceled without penalty. As of June 30, 2016, non-cancelable outstanding obligations amounted to approximately $2.7 million.

b.	Liens:

As described in Note 6 below, in connection with the loan agreement, dated as of December 30, 2015, between Kreos Capital V (Expert) Fund Limited (Kreos) and the Company (the Loan Agreement), the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

The Company's other long-term assets subject to liens include a bank deposit in the amount of $746 thousand, which was pledged as security in respect of guaranties made in favor of a third party on April 29, 2015 and on January 6, 2016. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

NOTE 6:-    LOAN AND WARRANT TO PURCHASE ORDINARY SHARES

On December 30, 2015, the Company entered into the Loan Agreement pursuant to which Kreos extended a line of credit to the Company in the amount of $20.0 million (the “Loan”). Pursuant to the Loan Agreement, the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

The Loan has a maturity of 36 months and bears annual interest of 10.75%, which is to be paid monthly. The principal of the Loan is to be paid in 24 monthly payments, beginning in January 2017, except for the last loan payment, which was paid in advance on the Draw Down Date (as defined below). The repayment period will be extended to 36 months if the Company raises $20.0 million or more in connection with the issuance of shares of its capital stock (including debt securities convertible into shares of the Company’s capital stock) prior to the expiration of the initial 24-month period. In the event that prior to December 31, 2016, the Company raises $10.0 million or more in connection with the issuance of shares of the Company’s capital stock (including debt securities convertible into shares of the Company’s capital stock), the Company will be able to draw down up to an additional $8.0 million in separate tranches until December 31, 2016, with a minimum required drawdown of $2.0 million each.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 4, 2016 (the “Draw Down Date”), the Company drew down $12.0 million, net of $415 thousand in loan transaction fees and $660 thousand as advance payment. Additional loan transaction fees in the amount of $26 thousand were paid after the Draw Down Date. Out of the $441 thousand in total loan transaction fees, $140 thousand are deferred, and presented within “Other long term assets”, as they are allocated to the remaining $8.0 million available for drawdown by the Company under the Loan Agreement in separate tranches until December 31, 2016, (assuming proceeds of at least $10.0 million prior to December 31, 2016 in connection with the issuance of shares of the Company's capital stock).

Repayment of the Loan and payment of all other amounts owed to Kreos are to be made in U.S. dollars.

The Company recorded interest expense in the amount of $967 thousand during the six months ended June 30, 2016.

In connection with the Loan Agreement, on December 30, 2015, the Company also granted Kreos a warrant to purchase 119,295 ordinary shares of the Company at an exercise price of $9.64 per share (the “Warrant”). The Warrant is exercisable, in whole or in part, at any time prior to the earliest of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly-owned subsidiary of the Company, excluding any transaction in which shareholders of the Company prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

On December 30, 2015, the Company calculated the value of its freestanding Warrant to purchase its ordinary shares in the amount of $1 million (net of $42 thousand issuance expenses), by using the relative fair value method and utilizing an option pricing method. The Company has recorded the value of the Warrant, together with the Loan's issuance costs, as debt discount which is being accreted as interest expense using the effective-interest method over the remaining term of the Loan.

The following assumptions were used to estimate the value of the Warrant on December 30, 2015:

December 30, 2015
Expected volatility	60%
Risk-free rate	2.52%
Dividend yield	—%
Expected term (in years)	10

NOTE 7:-    RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

On May 16, 2016, the Company entered into a Research Collaboration Agreement (“Collaboration Agreement”) and an Exclusive License Agreement (“License Agreement”) with Harvard.

Under the Collaboration Agreement, Harvard and the Company have agreed to collaborate on research regarding the development of lightweight “soft suit” exoskeleton system technologies for lower limb disabilities, which are intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. The Company has committed to pay in quarterly installments for the funding of this research, subject to a minimum funding commitment under applicable circumstances. The Collaboration Agreement will expire on May 16, 2021.

Under the License Agreement, Harvard has granted the Company an exclusive, worldwide royalty-bearing license under certain patents of Harvard relating to lightweight “soft suit” exoskeleton system technologies for lower limb disabilities, a royalty-free license under certain related know-how and the option to obtain a license under certain inventions conceived under the joint research collaboration.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of June 30, 2016, the Company did not achieve any of these milestones, and given the early stage of the License Agreement, the Company cannot anticipate the likelihood that the milestones will be achieved. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not recorded on our consolidated condensed balance sheet as of June 30, 2016.

The Company's total payment obligation under the Collaboration Agreement and of the License Agreement is $6.3 million, some of it is subject to a minimum funding commitment under applicable circumstances as indicated above. see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Obligations and Commercial Commitments”.

The Company has recorded cost in the amount of $1.1 million, which is part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three and six months ended June 30, 2016.

For further discussion of the terms of the Collaboration Agreement and the License Agreement, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Collaboration Agreement and License Agreement with Harvard”.

NOTE 8:-    SHAREHOLDERS’ EQUITY

a.	Share option plans:
As of June 30, 2016, and December 31, 2015, the Company had reserved 393,903 and 420,469 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).
Options to purchase ordinary shares generally vest over four years, with certain options granted to non-employee directors during the six months ended June 30, 2016, vesting over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.
The fair value for options granted during the six months ended June 30, 2016 and June 30, 2015 was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Six Months Ended June 30,
	2016	2015
Expected volatility	53%-60%	60%
Risk-free rate	1.28%-1.60%	1.60%-1.77%
Dividend yield	—%	—%
Expected term (in years)	5.31-6.11	6.11
Share price	$8.48 - $11.88	$19.61- $20.97

The fair value of restricted stock units (RSUs) granted is determined based on the price of the Company's ordinary shares on the date of grant.

A summary of employee options to purchase ordinary shares and RSUs during the six months ended June 30, 2016 is as follows:

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2016
	Number	Average exercise price	Average remaining contractual life (in years) (1)	Aggregate intrinsic value (in thousands)
Options and RSUs outstanding at the beginning of the period	1,853,369	$6.12	8.37	$17,048
Options granted	381,835	9.32
RSUs granted	172,528	—
Options exercised (2)	(101,543)	1.28
RSUs vested (2)	(21,571)	—
RSUs forfeited	(228)	—
Options forfeited	(22,084)	10.20

Options and RSUs outstanding at the end of the period	2,262,306	$6.42	8.30	$5,558

Options and RSUs vested and expected to vest	2,209,859	$6.42	8.28	$5,444

Options exercisable at the end of the period	704,032	$4.11	6.79	$1,669

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

(2)
During the six month period ended June 30, 2016, the aggregate number of ordinary shares that were issued pursuant to RSUs that became vested and options that were exercised on a net basis was 114,204 ordinary shares.

The weighted average grant date fair value of options granted during the six month periods ended June 30, 2016, and June 30, 2015 was $4.79, and $11.19, respectively. The weighted average grant date fair value of RSUs granted during the six month period ended June 30, 2016 and June 30, 2015 was $9.36 and $20.97, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for each of the six month periods ended June 30, 2016 and June 30, 2015 was $830 thousand and $1.8 million, respectively. As of June 30, 2016, there were $9.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2012 Equity Incentive Plan and its 2014 Plan. This cost is expected to be recognized over a period of approximately 2.9 years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The number of options and RSUs outstanding as of June 30, 2016 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of June 30, 2016	Weighted average remaining contractual life (years) (1)	Options exercisable as of June 30, 2016	Weighted average remaining contractual life (years) (1)
RSUs only	238,990	—	—	—
$0.82	34,377	4.54	34,377	4.54
$1.32	343,390	5.95	332,811	5.92
$1.48	406,832	7.53	230,772	7.53
$7.30- $8.99	755,211	9.42	6,965	9.34
$9.22- $10.98	223,056	9.86	—	0
$19.62-$20.97	260,450	8.48	99,107	8.48
	2,262,306	8.30	704,032	6.79

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.	Share-based awards to non-employee consultants:

The Company granted options to a non-employee consultant (the "Advisor") on March 12, 2007. As of June 30, 2016, the outstanding options granted to such Advisor were as follows:

Issuance date	Options for shares of ordinary share	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
March 12, 2007	3,454	$—	3,454	March 12, 2017

On May 28, 2016, the Company entered into an agreement (the “Consulting Agreement”) with a separate non-employee consultant (the “Consultant”), under which the Consultant agreed to assist the Company in commercially promoting and expanding insurance coverage of the Company’s ReWalk devices. Compensation under the Consulting Agreement is due and payable only if the Consultant is successful, and will consist of agreed amounts in cash or ordinary shares and a percentage of certain sales resulting from the Consultant’s efforts. Additionally, the Company has agreed to pay the Consultant 10 percent of the increase in the Company’s market capitalization following the dates when coverage becomes active under national insurance policies that the Consultant secures for the Company. The increase in the Company’s market capitalization will be determined based on the increase between the average closing price over the ten days before disclosure of a relevant coverage decision and the average closing price over the ten days commencing 80 days after such disclosure. These variable payments, which will be made only for the first five national insurance policies the Consultant attains for the Company, (1) may be made in cash or stock at the Company’s choice and (2) may not exceed (i) $6 million for the date that the first national coverage policy takes effect, (ii) $5 million for the date that the second national coverage policy takes effect and (iii) $2 million for each of the dates that the next three national coverage policies take effect. The Company may need to seek shareholder approval pursuant to the rules of The NASDAQ Stock Market LLC should the Company elect to make such payments in stock. The Consulting Agreement has a term of 12 months, which will extend to 18 months if the Consultant secures a national coverage policy with certain insurers in the first 12 months and to 24 months if the Consultant secures at least two more national coverage policies within the first 18 months. Due to the fact that the compensation under the Consulting Agreement is based on achievement, the Company had not made any cash payments or issued any ordinary shares to the Consultant under the Consulting Agreement as of June 30, 2016.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Warrants to purchase ordinary shares:

During the six-months ended June 30, 2016, a total of 138,702 warrants were exercised on a cashless basis into 45,116 ordinary shares.

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2016:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants exercisable	Contractual term
	(number)		(number)

July 14, 2014	403,804	$10.08	403,804	July 13, 2018
December 30, 2015	119,295	$9.64	119,295	Until the earlier of (i) December 30, 2025 or (ii) a merger, consolidation, or reorganization of the Company.
	523,099		523,099

d.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the consolidated statements of operations for the periods shown below as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Cost of revenues	$48	$32
Research and development, net	249	201
Sales and marketing, net	376	265
General and administrative	870	673
Total	$1,543	$1,171

e.     At-the-market offering program:

On May 10, 2016, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray, pursuant to which it may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25 million, through Piper Jaffray acting as its agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on the Company’s behalf all of the ordinary shares requested to be sold by the Company, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Sales may be made under the Company's registration statement on Form S-3, which was declared effective on May 9, 2016 (the “Form S-3”), in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “ATM Offering Program”). Sales may be made directly on or through the NASDAQ Global Market, the existing trading market for the Company's ordinary shares, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Piper Jaffray is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares. The Company is not required to sell any of its ordinary shares at any time.

As of August 2, 2016, the Company had sold 100,075 ordinary shares under the ATM Offering Program for net proceeds to the Company of $437 thousand (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation of $23 thousand and had incurred total expenses of approximately $333 thousand in connection with the ATM Offering Program.

NOTE 9:-    FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency transactions and other	$24	$(55)	$43	$106
Financial expenses related to loan agreement with Kreos	488	—	967	—
Bank commissions	14	13	23	21
Income related to hedging transactions	(9)	(8)	(27)	(8)
	$517	$(50)	$1,006	$119

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  10:-    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues based on customer’s location :
Israel	$—	$—	$—	$—
United States	527	376	2,266	950
Europe	244	162	504	219
Asia-Pacific	46	72	108	76
Total revenues	$817	$610	$2,878	$1,245

	June 30,	December 31,
	2016	2015
Long-lived assets by geographic region (*):
Israel	$557	$605
United States	693	483
Germany	201	240
	$1,451	$1,328

(*)    Long-lived assets are comprised of property and equipment, net.

Major customer data as a percentage of total revenues (in thousands):

	June 30,	December 31,
	2016	2015
Customer A	*)	15%

*) Less than 10%

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and with our audited consolidated financial statements included in our 2015 Form 10-K as filed with the SEC. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements”below.

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “quarterly report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in this section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;

•	our ability to maintain and grow our reputation and to achieve and maintain the market acceptance of our products;

•	our ability to achieve reimbursement from third-party payors for our products;

•	our expectations as to our clinical research program and clinical results;

•	our expectations as to the results of and the FDA’s potential regulatory actions with respect to our mandatory post-market surveillance study;

•	our ability to repay our secured indebtedness;

•	our ability to improve our products and develop new products;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	our ability to gain and maintain regulatory approvals;

•	our ability to secure capital from our at-the-market equity distribution program based on the price range of our ordinary shares and conditions in the financial markets; and

•	our ability to maintain relationships with existing customers and develop relationships with new customers.

The preceding list is not intended to be an exhaustive list of all of our statements. The statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks provided under “Part 1, Item 1A. Risk Factors” of our 2015 Form 10-K, as updated in the quarterly report on Form 10-Q for the quarter ended March 31, 2016, which we filed with the SEC on May 10, 2016.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur.

Any forward looking statement in this quarterly report speaks only as of the date hereof. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

We expect to generate revenues from a combination of third-party payors, self-payors and institutions. While a broad uniform policy of coverage and reimbursement by third-party payors currently does not exist for electronic exoskeleton technologies such as ReWalk, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the Veterans' Administration (the “VA”) issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy, which is exclusive to ReWalk exoskeleton systems, is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injuries. The first comprehensive reimbursement coverage policy for ReWalk Personal, provided by a commercial payer, was issued in the first quarter of 2016. Additionally, to date several private insurers in the United States have provided reimbursement for ReWalk in certain cases.

We have incurred net losses and negative cash flows from operations since inception and anticipate this to continue in the near term as we continue to focus our efforts on expanding reimbursement and developing the next generation of ReWalk devices.

Second Quarter 2016 Business Highlights

•	We Placed 24 ReWalk personal devices during the quarter, of which a record 18 were covered by insurance reimbursement.

•
Five new VA spinal cord injury centers initiated training programs, for a total of seven VA training centers. Six new ReWalk Personal devices were placed with patients as part of the VA national coverage policy.

•
We entered into the Equity Distribution Agreement with Piper Jaffray establishing our ATM Offering Program. For more information, see Note 8e to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” above and “Liquidity and Capital Resources” below.

•
We announced our collaboration with Harvard University’s Wyss Institute for Biologically Inspired Engineering for the licensing of certain intellectual property and the development of concepts and designs of lightweight exoskeleton system technologies for lower limb disabilities. For more information, see “Collaboration Agreement and License Agreement” with Harvard below.

Collaboration Agreement and License Agreement with Harvard
As previously disclosed, on May 16, 2016, we entered into the Collaboration Agreement and the License Agreement with Harvard. Under the Collaboration Agreement, Harvard and we agreed to collaborate on research regarding the development of lightweight soft suit exoskeleton system technologies for lower limb disabilities, which are intended to treat stroke, Multiple Sclerosis, mobility limitations for the elderly and other medical applications. Under the Collaboration Agreement, we must pay Harvard quarterly installment payments to help fund the research. Subject to the terms of the Collaboration Agreement, Harvard and we are required to report our respective research results and findings to each other on a regular basis. The Collaboration Agreement governs ownership of the research results and inventions generated in performance of the research collaboration, and provides us the option to negotiate with Harvard for a license to certain new inventions of Harvard conceived in performance of the collaboration.
The Collaboration Agreement will expire on May 16, 2021. Subject to payment of a minimum funding commitment under applicable circumstances, we may terminate the agreement if there is a loss of Harvard’s principal investigator or if we do not believe that we have or can secure sufficient funding to proceed. The Collaboration Agreement may also be terminated by either Harvard or us due to a material uncured breach by the other party or upon termination of the License Agreement.
Under the License Agreement, we are granted an exclusive, worldwide royalty-bearing license under certain patents of Harvard relating to lightweight “soft suit” exoskeleton system technologies for lower limb disabilities, a royalty-free license under certain related know-how and the option to obtain a license under certain inventions conceived under our joint research collaboration. Harvard retains the right to practice the patents for research, educational and scholarly purposes. We are required to use commercially reasonable efforts to develop products under the license in accordance with an agreed-upon development plan and to introduce and market such products commercially. In addition to an upfront fee and royalties on net sales, we are obligated to pay Harvard certain milestone payments upon the achievement of certain product development and commercialization milestones. We also agreed to reimburse Harvard for expenses incurred in connection with the filing, prosecution and maintenance of the licensed patents.
The License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. We may terminate the Agreement for any reason upon 60 days’ prior written notice, while Harvard may terminate the Agreement if we do not obtain requisite insurance, becomes insolvent or fail to meet certain development milestones. The License Agreement may also be terminated by Harvard or us due to the other party’s material uncured breach.
The Collaboration Agreement and License Agreement contain, as applicable, customary representations and warranties and customary enforcement, indemnification and insurance provisions. For further discussion of the Collaboration Agreement and License Agreement, see Note 7 to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report.

Results of Operations for the Three and Six Months Ended June 30, 2016 and June 30, 2015
Our operating results for the three and six months ended June 30, 2016, as compared to the same periods in 2015, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$817	$610	$2,878	$1,245
Cost of revenues	732	550	2,300	1,152
Gross profit	85	60	578	93
Operating expenses:
Research and development	3,074	1,450	4,769	2,987
Sales and marketing	3,504	2,996	6,803	5,514
General and administrative	2,095	1,457	4,009	2,956
Total operating expenses	8,673	5,903	15,581	11,457
Operating loss	(8,588)	(5,843)	(15,003)	(11,364)
Financial income (expenses), net	(517)	50	(1,006)	(119)
Loss before income taxes	(9,105)	(5,793)	(16,009)	(11,483)
Income taxes	12	15	30	31
Net loss	$(9,117)	$(5,808)	$(16,039)	$(11,514)

Net loss per ordinary share, basic and diluted	$(0.74)	$(0.48)	$(1.30)	$(0.95)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	12,403,541	12,125,563	12,363,698	12,066,945

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015
Revenues
Our revenues for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal units placed	24	7	55	18
Rehabilitation units placed	1	5	2	7
Total units placed	25	12	57	25
Personal unit revenues	$708	$405	$2,679	$1,015
Rehabilitation unit revenues	$109	$205	$199	$230
Revenues	$817	$610	$2,878	$1,245

Revenues increased $207 thousand, or 34%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily a result of an increase in number of personal units placed and higher revenues from insurance reimbursement. Additionally, the number of units placed has increased at a rate faster than our revenues have increased due to the fact that a number of our customers (including the VA and third-party insurance payers) have chosen to rent our devices for an initial period of time prior to purchasing it. Therefore, during the three months ended June 30, 2016, we placed 16 rental units compared to two rental units during the three months ended June 30, 2015.
Revenues increased $1.6 million, or 131%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily a result of an increase in ReWalk Personal device sales of $1.7 million, or 164%, which included sales of 20 ReWalk Personal devices to the VA for use in the VA’s clinical study during the three months ended March 31, 2016 and increased rentals of our ReWalk Personal devices prior to purchasing it. We placed a total of 55 personal units during the six months ended June 30, 2016 compared to 18 personal units during the six months ended June 30, 2016. In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors.
Gross Profit
Our gross profit for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2016
	2016	2015	2016	2015
Gross profit	$85	$60	$578	$93
Gross profit remained flat as a percentage of revenue at 10% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase in gross profit dollars is primarily driven by the increased number of rental units, as during the three months ended June 30, 2016, as described in “Revenues” above.
Gross profit was 20% of revenue for the six months ended June 30, 2016, compared to 7% of revenue for the six months ended June 30, 2015. The increase in gross profit is primarily driven by the increased number of rental units, as during the six months ended June 30, 2016, we placed a total of 57 units, including personal and rehabilitation units, compared to 25 units during the six months ended June 30, 2015.
We expect our gross profit to increase in the future as we attempt to increase revenue and lower our unit manufacturing costs through specific cost-reduction projects and economies of scale.

Research and Development Expenses
Our research and development expenses, net for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expenses	$3,074	$1,450	$4,769	$2,987
Research and development expenses, net increased $1.6 million, or 112%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in expenses is primarily attributable to the Collaboration Agreement and the License Agreement resulted in a total cost of $1.1 million, clinical study costs and increased personnel and personnel-related costs related to regulatory, quality and research and development activities for the three months ended June 30, 2016.
Research and development expenses, net increased $1.8 million, or 60%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in expenses is primarily attributable to the Collaboration Agreement and the License Agreement resulted in a total cost of $1.1 million, clinical study costs and increased personnel and personnel-related costs related to regulatory, quality and research and development activities for the six months ended June 30, 2016.
We expect research and development costs to increase in the near future as we continue to devote resources to developing future generations of our products and increase spending on clinical studies.

Sales and Marketing Expenses
Our sales and marketing expenses for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales and marketing expenses	$3,504	$2,996	$6,803	$5,514
Sales and marketing expenses increased $508 thousand, or 17%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Sales and marketing expenses increased $1.3 million, or 23%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These increases are attributable to an increase in personnel and personnel-related costs and reimbursement-related costs associated with expanding our sales, marketing and reimbursement-activities as we expand commercialization of the ReWalk Personal device.

In the near future, we expect growth in our sales and marketing expense will be driven by our continued investment in our reimbursement efforts, as we continue to pursue insurance claims on a case-by-case basis, manage claims through the review process and external appeals, and invest in efforts to expand coverage.

General and Administrative Expenses
Our general and administrative expenses for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General and administrative	$2,095	$1,457	$4,009	$2,956

General and administrative expenses increased $638 thousand, or 44%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in expenses is primarily attributable to personnel-related costs, professional services expenses and legal expenses.

General and administrative expenses increased $1.1 million, or 36%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in expenses is primarily attributable to personnel-related costs and professional services expenses.
Financial Expenses, Net
Our financial expenses, net for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Financial expenses, net	(517)	50	(1,006)	(119)

Financial expenses, net increased $567 thousand for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase is attributable mainly to interest expense related to the Loan Agreement entered into with Kreos on December 30, 2015, pursuant to which Kreos extended to us a line of credit in the amount of $20.0 million.
Financial expenses, net, increased $887 thousand, or 745% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase is attributable mainly to interest expense related to the Loan Agreement entered into with Kreos on December 30, 2015, pursuant to which Kreos extended to us a line of credit in the amount of $20 million. On January 4, 2016, we drew down $12 million under the Loan Agreement.
Income Tax
Our income tax for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income tax	$12	$15	$30	$31

Income taxes decreased $3 thousand for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Income taxes decreased $1 thousand for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with United States GAAP. The preparation of our financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, judgments and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. See Note 2 to our audited consolidated financial statements presented in our 2015 Form 10-K for a description of the significant accounting policies that we used to prepare our consolidated financial statements.
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

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of certain of our equity securities and convertible notes to investors in private placements the sale of our ordinary shares in public offerings and the incurrence of bank debt.
On December 30, 2015, we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. On January 4, 2016, we drew down $12.0 million, In the event that prior to December 31, 2016 we raise $10.0 million or more in connection with the issuance of shares of our capital stock (including debt convertible into shares of our capital stock), we will be able to draw down up to an additional $8.0 million in separate tranches until December 31, 2016, with a minimum required drawdown of $2 million each. Interest is payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. Principal is repayable monthly over a period of 24 months commencing 12 months after the applicable drawdown date, which period will be extended to 36 months if we raise $20.0 million or more in connection with the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) prior to the expiration of the 24-month period. Pursuant to the Loan Agreement, we paid Kreos a transaction fee equal to 1.0% of the total available amount of the line of credit upon the execution of the agreement and we will be required to pay Kreos an end of loan payment equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.
In connection with the Loan Agreement we issued to Kreos the Warrant to purchase up to 119,295 of our ordinary shares at an exercise price of $9.64 per share, which represented the average of the closing prices of our ordinary shares for the 30-day calendar period prior to the date of the issuance of the Warrant, subject to adjustment as set forth in the Warrant. In the event we draw-down any additional amounts under the line of credit, the amount of the Warrant will be increased by 5.75% of any such additional draw down. The Warrant is exercisable, in whole or in part, at any time prior to the earliest of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of our Company with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly-owned subsidiary of our Company, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.
Our initial public offering in September 2014 generated $36.3 million in net proceeds. Additionally, on May10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on our behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Such sales may be made under our Form S-3 in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, directly on or through the NASDAQ Global Market, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Piper Jaffray is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares.
We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the NASDAQ Global Market, as further described in the Equity Distribution Agreement. As of August 2, 2016, we had sold 100,075 ordinary shares under the ATM Offering Program for net proceeds to us of $437 thousand (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $23 thousand and had incurred total expenses of approximately $333 thousand in connection with the ATM Offering Program.

As of June 30, 2016, we had cash and cash equivalents of $15.7 million. We expect to fund future capital requirements from cash and cash equivalents, cash flow generated from our operations, borrowings under the Loan Agreement with Kreos, issuances under our ATM Offering Program, other future issuances of equity and debt securities, or through a combination of the foregoing to meet our anticipated cash requirements for the next 12 months. Our anticipated primary uses of cash are sales, marketing and reimbursement expenses related to market development activities and broadening third-party payor coverage, and research and development costs for enhancements to our current product and activities related to the development of the next generation of ReWalk systems. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness.

Cash Flows for the Six Months Ended June 30, 2016 and June 30, 2015

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(13,513)	$(12,039)
Net cash provided by (used in) investing activities	(395)	1,316
Net cash provided by financing activities	11,725	66
Net cash flow	$(2,183)	$(10,657)
Net Cash Used in Operating Activities
Net cash used in operating activities increased to $13.5 million for the six months ended June 30, 2016 compared to $12.0 million for the six months ended June 30, 2015 primarily as a result of higher operating expenses mainly due to the research and development expenses related to the Collaboration Agreement and to the License Agreement total cost of $1.1 million as discussed above, which are offset by favorable working capital changes.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities decreased to $(395) thousand for the six months ended June 30, 2016 compared to $1.3 million for the six months ended June 30, 2015 primarily as a result of cash used for the purchase of property and equipment. Investing activities in these periods consisted of purchases of property and equipment and disposing of a net investment in short-term deposits.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased to $11.7 million for the six months ended June 30, 2016 compared to $66 thousand for the six months ended June 30, 2015. We generated $12.0 million from the Loan Agreement entered into with Kreos and $691 thousand from the issuance of ordinary shares in the ATM, which was offset by $1.0 million in interest payments and debt issuance costs related to the financing activity.

Obligations and Commercial Commitments
Set forth below is a summary of our contractual obligations as of June 30, 2016.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase obligations (1)	$2,713	$2,713	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	6,282	2,019	2,250	2,013	—
Operating lease obligations (3)	3,896	530	1,090	1,128	1,148
Long-term debt obligations (4)	13,483	3,963	9,520	—	—
Total	$26,374	$9,225	$12,860	$3,141	$1,148

(1) Our purchase obligations consist of purchase commitments to our manufacturer.

(2) Our Research Collaboration Agreement is for a period of five years and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances . Our License Agreement consists of patent reimbursement expenses payments and of license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development and commercialization milestones depend on favorable clinical developments, sales and regulatory actions, some or all of which may not occur. Since the achievement and timing of these milestones is neither determinable nor reasonably estimable, these milestone payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of June 30, 2016. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of June 30, 2016.
(3) Our operating leases consist of leases for our facilities and motor vehicles.
(4) Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos.
We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.846:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 1.13 Euro:$1:00, both of which were the applicable exchange rates as of June 30, 2016. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or guarantees of third-party obligations as of June 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2016. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2015 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2016 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2015 Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2015 Form 10-K, except as noted below:

The FDA previously sent us letters regarding potential regulatory action for deficiencies in our mandatory post-market surveillance study on our ReWalk Personal 6.0. While we have since initiated this post-market surveillance study with a revised FDA-approved protocol, if we cannot satisfy future FDA requests promptly or if our study produces unfavorable results, we could receive additional FDA warning letter, and our labeling or marketing efforts could be materially adversely affected.
On September 30, 2015, we received a warning letter (the “September 2015 Letter”) from the FDA citing deficiencies in our protocol for a post-market surveillance study of our ReWalk Personal and our failure to initiate a post-market study by the September 28, 2015 deadline. Between June 2014 and our receipt of the September 2015 Letter, we submitted our post-market study protocol to the FDA, amended the protocol in response to the FDA’s subsequent request and proposed additional amendments to enhance the protocol after the FDA notified us that our subsequently-amended protocol was still deficient. While we responded to the FDA’s requests throughout this period, we did not submit all of our responses on a timely basis. The September 2015 Letter warned that the FDA could take regulatory action against us for violations of Section 522 of the Federal Food, Drug and Cosmetic Act based on the late post-market study and allegedly deficient protocol for that study. In February 2016, the FDA sent us an additional information request (the “February 2016 Letter”) requesting additional changes to our post-market surveillance study protocol and asking that we comply within 30 days. This letter also discussed the FDA’s request, as modified in our later discussions with the FDA, for a new pre-market notification for our ReWalk device linked to what the FDA viewed as changes to a computer included with the device (the “special 510(k)”).

In late March 2016, following our multiple discussions with the FDA, including an in-person meeting, the FDA confirmed that the agency would apply enforcement discretion to continued marketing of the ReWalk device conditioned upon our submitting a special 510(k) by April 8, 2016 and initiating our post-market surveillance study by June 1, 2016. The special 510(k) was submitted on April 8, 2016 and the FDA’s substantial equivalence determination was received by us on July 22, 2016 granting us permission to continue marketing the ReWalk device. Additionally, we submitted a protocol to the FDA for the post-market surveillance study that was approved by the agency on May 5, 2016. We began the study on June 13, 2016, with Stanford University as the lead investigational site. The post market surveillance study is currently ongoing, we have provided and intend to continue providing the FDA with required periodic reports on the study's progress.

We expect we will be able to respond promptly to the FDA’s further requests related to the post-market surveillance study based on significant additions in staffing aimed at addressing a need for greater internal clinical and regulatory resources.  However, if we are unable to satisfy this timing or if the results of our post-market surveillance study are not as favorable as we expect, the FDA may issue additional warning letters to us, may impose limitations on the labelling of our device or may limit us to marketing a previous version of the ReWalk device in the United States.  We derived 65% of our revenues in 2015 from sales of the ReWalk device in the United States and, if we are required to market a previous version of the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

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

The National Spinal Cord Injury Statistical Center estimates as of 2014 that there were 276,000 people in the United States living with spinal cord injury (“SCI”). Based on information from a 2013 report by the National Spinal Cord Injury Statistical Center, 41.1% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Three published ReWalk trials with respect to such eligible SCI patients had an aggregate screening acceptance rate of 79% considering all current FDA limitations, resulting in an estimated 33% of the total population of SCI patents being candidates for current ReWalk products. Based on the same three studies, we estimate that the percentage of candidates eligible for current and future ReWalk products could increase to approximately 80% of SCI patients as we plan to adapt our ReWalk products for use by individuals with other indications affecting the ability to walk, including quadriplegia. We cannot assure you that our estimate regarding our current products is accurate or that our estimate regarding future products will remain the same. FDA clearance for such products, if received at all, may contain different limitations from the ones the FDA has placed on the device we currently market for paraplegia patients. If our estimates of our current or future addressable market are incorrect, our business may not develop as we expect and our share price may suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
1.1
Equity Distribution Agreement, dated May 10, 2016, between the Company and Piper Jaffray & Co., as Agent (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.1
Research Collaboration Agreement, dated May 16, 2016, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2016).***

10.2
License Agreement, dated May 16, 2016, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2016).***

10.3
ReWalk Robotics Ltd. Compensation Policy for Executive Officers and Non-Executive Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 27, 2016).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
__________________________

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished herewith.
***	Portions of this agreement were omitted and a complete copy has been provided separately to the SEC pursuant to the
Company’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: August 4, 2016	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: August 4, 2016	By:	/s/ Kevin Hershberger
Kevin Hershberger
Chief Financial Officer
(Principal Financial and Accounting Officer)