Form 10-Q
period 2016-09-30
ReWalk Robotics Ltd.
filed 2016-11-03
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 2, 2016 the Registrant had outstanding 16,334,008 ordinary shares, par value NIS 0.01 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

General and Where You Can Find Other Information

As used in this quarterly report on Form 10-Q, the terms “ReWalk,” “we,” “us” and “our” refer to ReWalk Robotics Ltd. and its subsidiaries, unless the context clearly indicates otherwise. Our website is www.rewalk.com. Information contained, or that can be accessed through, our website does not constitute a part of this quarterly report on Form 10-Q and is not incorporated by reference herein. We have included our website address in this quarterly report solely for informational purposes. Information that we furnish to or file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC. As we were subject to the information reporting requirements applicable to foreign private issuers prior to January 1, 2016, we filed with the SEC an annual report on Form 20-F for the year ended December 31, 2014 and submitted to the SEC, on Form 6-K, unaudited quarterly financial information during the fiscal year ended December 31, 2015. These reports may also be downloaded free of charge on our website. Our SEC filings, including exhibits filed or furnished therewith, are also available on the SEC’s website at http://www.sec.gov. You may obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$12,399	17,869
Trade receivable, net of allowance for doubtful accounts of $257 and $144 as of September 30, 2016 and December 31, 2015, respectively	944	2,146
Prepaid expenses and other current assets	1,604	1,227
Inventory	3,425	2,534
Total current assets	18,372	23,776

LONG-TERM ASSETS

Other long term assets	1,101	470
Property and equipment, net	1,346	1,328
Total long-term assets	2,447	1,798
Total assets	$20,819	$25,574

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term loan	$5,299	$—
Trade payables	3,445	2,474
Employees and payroll accruals	936	1,221
Deferred revenues and customers advances	271	199
Other current liabilities	545	449
Total current liabilities	10,496	4,343

LONG-TERM LIABILITIES
Long term loan, net of current maturities	5,180	—
Deferred revenues	215	171
Other long-term liabilities	226	140
Total long-term liabilities	5,621	311

Total liabilities	16,117	4,654

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary shares, par value NIS 0.01 per share-Authorized: 250,000,000 shares at September 30, 2016 and December 31, 2015; Issued and outstanding: 13,081,402 and 12,222,583 shares at September 30, 2016 and December 31, 2015, respectively	36	33
Additional paid-in capital	102,614	94,876
Accumulated deficit	(97,948)	(73,989)
Total shareholders’ equity	4,702	20,920
Total liabilities and shareholders’ equity	$20,819	$25,574

 The accompanying notes are an integral part of these consolidated financial statements.

 REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$1,400	$1,165	$4,278	$2,410
Cost of revenues	1,110	1,078	3,410	2,230

Gross profit	290	87	868	180

Operating expenses:
Research and development, net	1,968	1,263	6,737	4,250
Sales and marketing	3,774	3,607	10,577	9,121
General and administrative	1,951	1,522	5,960	4,478

Total operating expenses	7,693	6,392	23,274	17,849

Operating loss	(7,403)	(6,305)	(22,406)	(17,669)
Financial expenses, net	(508)	(65)	(1,514)	(184)

Loss before income taxes	(7,911)	(6,370)	(23,920)	(17,853)
Income taxes	9	24	39	55

Net loss	$(7,920)	$(6,394)	$(23,959)	$(17,908)

Net loss per ordinary share, basic and diluted	$(0.62)	$(0.53)	$(1.92)	$(1.48)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	12,759,887	12,148,750	12,495,433	12,094,600

The accompanying notes are an integral part of these consolidated financial statements.

; REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share data)

	Ordinary Share		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
	Number	Amount
Balance as of January 1, 2015	11,978,554	$32	$92,395	$(48,574)	$43,853
Share-based compensation to employees and non-employees	—	—	2,345	—	2,345
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non employees	194,345	1	136	—	137
Cashless exercise of warrants into ordinary shares	49,684	*)	*)	—	—
Net loss	—	—	—	(25,415)	(25,415)

Balance as of December 31, 2015	12,222,583	33	94,876	(73,989)	20,920
Share-based compensation to employees and non-employees	—	—	2,458	—	2,458
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $468 (1)	692,062	2	4,097		4,099
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	121,641	1	22	—	23
Cashless exercise of warrants into ordinary shares	45,116	*)	*)	—	—
Issuance of warrants to purchase ordinary shares (2)	—	—	1,161	—	1,161
Net loss	—	—	—	(23,959)	(23,959)

Balance as of September 30, 2016	13,081,402	$36	$102,614	$(97,948)	$4,702

*)	Represents an amount lower than $1.
(1)	See Note 8e to the condensed consolidated financial statements.
(2)	See Note 6 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(23,959)	$(17,908)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	503	248
Share-based compensation to employees and non- employees	2,458	1,684
Deferred taxes	(64)	(46)
Financial expenses related to long term loan	495	—

Changes in assets and liabilities:

Trade receivables, net	1,202	(78)
Prepaid expenses and other current assets	(804)	(132)
Inventories	(1,004)	(3,224)
Trade payables	960	1,789
Employees and payroll accruals	(285)	264
Deferred revenues and advances from customers	116	108
Other liabilities	182	(743)
Net cash used in operating activities	(20,200)	(18,038)

Cash flows from investing activities:
Maturities of short-term deposits	—	1,667
Purchase of property and equipment	(408)	(432)
Net cash provided by (used in) investing activities	(408)	1,235
Cash flows from financing activities:
Issuance of ordinary shares upon exercise of options to purchase ordinary shares by employees and non employees	23	112
Proceeds from long term loan	12,000	—
Debt issuance cost	(441)	—
Repayment of long term loan	(554)	—
Issuance of ordinary shares in at-the-market offering, net of issuance expenses paid in the amount of $457 (1)	4,110	—
Net cash provided by financing activities	15,138	112

Decrease in cash and cash equivalents	(5,470)	(16,691)
Cash and cash equivalents at beginning of period	17,869	41,829
Cash and cash equivalents at end of period	$12,399	$25,138

Supplemental disclosures of non-cash flow information
At-the-market offering expenses not yet paid	$11	$—
Classification of inventory to property and equipment, net	$113	$360

(1)	See Note 8e to the condensed consolidated financial statements.
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

b.
RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics Inc., incorporated under the laws of Delaware on February 15, 2012, and (ii) ReWalk Robotics GMBH. (formerly Argo Medical Technologies GmbH), incorporated under the laws of Germany on January 14, 2013.

c.
The Company depends on one contract manufacturer. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. This vendor accounted for 1% and 24% of the Company's total trade payables as of September 30, 2016 and December 31, 2015, respectively.

d.
On May 16, 2016 the Company has entered into a Research Collaboration Agreement and an Exclusive License Agreement with the President and Fellows of Harvard College ("Harvard"). See also Note 7 below for more information about these agreements with Harvard.

e.
During the nine months ended September 30, 2016, the Company issued and sold 692,062 ordinary shares at an average price of $6.60 per share under its ATM Offering Program. The gross proceeds to the Company were $4.6 million, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $468 thousand were $4.1 million. The Company could raise up to $25 million under its ATM Offering Program. See Note 8e below for more information about the Company’s ATM Offering Program.

f.
The Company has incurred losses in the amount of $24.0 million during the nine month period ended September 30, 2016. The Company has an accumulated deficit in the total amount of 97.9 million as of September 30, 2016 and negative cash flow from operating activities in the amount of $20.2 million for the nine month period ended September 30, 2016. As of September 30, 2016, the Company had cash and cash equivalents of $12.4 million. Additionally, on November 1, 2016, the Company raised total gross proceeds of $12.2 million in a follow-on public offering of ordinary shares and warrants to purchase ordinary shares. These amounts along with the $8.0 million available under the Kreos credit facility will be adequate to meet anticipated cash requirements for the next 12 months. See Note 11 below for information on the follow-on public offering, and Note 6 below for information about the Company’s Loan Agreement with Kreos.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:- UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's (i)consolidated financial position as of September 30, 2016, (ii) consolidated results of operations for the three and nine months ended September 30, 2016 and (iii) consolidated cash flows for the nine month ended September 30, 2016. The results for the three and nine month periods ended September 30, 2016, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

i.
In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard also requires that shares withheld to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees to be presented as a financing activity in the statement of cash flows.

The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company plans to adopt this ASU effective January 1, 2017 and we do not expect the adoption to have a material impact on our financial statements.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

iv.
Statement of Cash Flows - In August 2016, the FASB issued Accounting Standards Update 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses several matters of diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including the presentation of debt extinguishment costs and distributions received from equity method investments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods and allows for retrospective adoption with early adoption permitted. The Company does not anticipate a material effect on its financial condition, results of operations or cash flows as a result of adopting this standard.

c.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales. One customer represented 4% and 21% of the Company's trade receivable, net balance as of September 30, 2016 and December 31, 2015, respectively.

NOTE 4:-    INVENTORY

The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$754	$450
Finished products	2,671	2,084
	$3,425	$2,534

NOTE 5:-    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer- Sanmina Corporation, as further discussed in "Part I Item 1. Business" and "Part I, Item 1A. Risk Factors" of the 2015 Form 10-K. Purchase obligations do not include contracts that may be canceled without penalty. As of September 30, 2016, non-cancelable outstanding obligations amounted to approximately $2.2 million.

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

The Company's other long-term assets subject to liens include bank deposits in the amount of $751 thousand, which were pledged as security in respect of guaranties made in favor of third parties in connection with the Company's operating lease obligations. Such deposits cannot be pledged to others or withdrawn without the consent of such third party.

c. Legal claims:

Occasionally the Company is involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal matters is inherently uncertain. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Where the Company determines an unfavorable outcome is not probable or reasonably estimable, the Company does not accrue for any potential litigation loss. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition

On September 20, 2016, a putative class action on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares pursuant and/or traceable to the registration statement used in connection with the Company's initial public offering was commenced in the Superior Court of the State of California, County of San Mateo (No. 16 Civ. 01454) against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's initial public offering. The complaint asserts claims against all defendants pursuant to Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, and control person claims against current and former directors and officers pursuant to Section 15 of the Securities Act. On or about October 6, 2016, subsequent to the balance sheet date, a substantially similar action alleging claims under Sections 11 and 15 of the Securities Act was filed against the same defendants in the same court by a different plaintiff (No. 16 Civ. 01753). The complaints allege that the Company's registration statement failed to disclose that the Company was unprepared or unable to comply with certain regulatory special controls and to provide the FDA with a post- market surveillance study on the Company's ReWalk Personal device, and that, as a result of such alleged omission, the plaintiffs suffered damages. The Company has not yet responded to the complaints. The Company believes that the allegations made in the complaints are without merit and intends to defend itself vigorously against the complaints.

Based on information currently available, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in the Company's consolidated balance sheets as of September 30, 2016.

NOTE 6:-    LOAN AGREEMENT WITH KREOS AND RELATED WARRANT TO PURCHASE ORDINARY SHARES

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

The Loan has a maturity of 36 months and bears annual interest of 10.75%, which is to be paid monthly. The principal of the Loan is to be paid in 24 monthly payments, beginning in January 2017, except for the last loan payment, which was paid in advance on the Draw Down Date (as defined below). The repayment period will be extended to 36 months if the Company raises $20.0 million or more in connection with the issuance of shares of its capital stock (including debt securities convertible into shares of the Company’s capital stock) prior to the expiration of the initial 24-month period. As the Company has met the requirements to raise at least $10.0 million or more in connection with the issuance of shares of the Company’s capital stock (including debt securities convertible into shares of the Company’s capital stock), the Company will be able to draw down up to an additional $8.0 million in separate tranches until December 31, 2016, with a minimum required drawdown of $2.0 million each.

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

The Company recorded interest expense in the amount of $1,462 thousand during the nine months ended September 30, 2016.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the Loan Agreement, on December 30, 2015, the Company also granted Kreos a warrant to purchase 119,295 ordinary shares of the Company at an exercise price of $9.64 per share (the “ Kreos Warrant”). The Kreos Warrant is exercisable, in whole or in part, at any time prior to the earliest of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly-owned subsidiary of the Company, excluding any transaction in which shareholders of the Company prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

On December 30, 2015, the Company calculated the value of its freestanding Warrant to purchase its ordinary shares in the amount of $1 million (net of $42 thousand issuance expenses), by using the relative fair value method and utilizing an option pricing method. The Company has recorded the value of the Kreos Warrant, together with the Loan's issuance costs, as debt discount which is being accreted as interest expense using the effective-interest method over the remaining term of the Loan.

The following assumptions were used to estimate the value of the Kreos Warrant on December 30, 2015:

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

The License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of September 30, 2016, the Company did not achieve any of these milestones, and given the early stage of the License Agreement, the Company cannot anticipate the likelihood that the milestones will be achieved. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not recorded on the Company's consolidated condensed balance sheet as of September 30, 2016.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has recorded expense in the amount of $267 thousand and $1.3 million which is part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three and nine months period ended September 30, 2016 respectively.

For further discussion of the terms of the Collaboration Agreement and the License Agreement, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Collaboration Agreement and License Agreement with Harvard”.

NOTE 8:-    SHAREHOLDERS’ EQUITY

a.	Share option plans:

As of September 30, 2016, and December 31, 2015, the Company had reserved 377,653 and 420,469 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).
Options to purchase ordinary shares generally vest over four years, with certain options granted to non-employee directors during the nine months ended September 30, 2016, vesting over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.
The fair value for options granted during the nine months ended September 30, 2016 and September 30, 2015 was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2016	2015
Expected volatility	53%-60%	60%
Risk-free rate	1.16%-1.60%	1.60%-1.77%
Dividend yield	—%	—%
Expected term (in years)	5.31-6.11	5.73-6.11
Share price	$6.8 - $11.88	$8- $20.97

The fair value of restricted stock units (RSUs) granted is determined based on the price of the Company's ordinary shares on the date of grant.
A summary of employee options to purchase ordinary shares and RSUs during the nine months ended September 30, 2016 is as follows:

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2016
	Number	Average exercise price	Average remaining contractual life (in years) (1)	Aggregate intrinsic value (in thousands)
Options and RSUs outstanding at the beginning of the period	1,853,369	$6.12	8.37	$17,048
Options granted	391,285	9.25
RSUs granted	177,528	—
Options exercised (2)	(104,555)	1.29
RSUs vested (2)	(30,253)	—
RSUs forfeited	(237)	—
Options forfeited	(25,172)	9.90

Options and RSUs outstanding at the end of the period	2,261,965	$6.44	8.05	$4,800

Options and RSUs vested and expected to vest	2,215,852	$6.42	8.04	$4,705

Options exercisable at the end of the period	855,201	$4.82	6.89	$2,785

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

(2)
During the nine month period ended September 30, 2016, the aggregate number of ordinary shares that were issued pursuant to RSUs that became vested and options that were exercised on a net basis was 121,641 ordinary shares.

The weighted average grant date fair value of options granted during the nine month periods ended September 30, 2016, and September 30, 2015 was $4.75, and $5.78, respectively. The weighted average grant date fair value of RSUs granted during the nine month period ended September 30, 2016 and September 30, 2015 was $9.28 and $20.97, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for each of the nine month periods ended September 30, 2016 and September 30, 2015 was $844 thousand and $1.9 million, respectively. As of September 30, 2016, there were $8.8 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2012 Equity Incentive Plan and its 2014 Plan. This cost is expected to be recognized over a period of approximately 2.7 years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The number of options and RSUs outstanding as of September 30, 2016 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of September 30, 2016	Weighted average remaining contractual life (years) (1)	Options exercisable as of September 30, 2016	Weighted average remaining contractual life (years) (1)
RSUs only	235,299	—	—	—
$0.82	34,377	4.29	34,377	4.29
$1.32	342,390	5.70	334,979	5.67
$1.48	403,125	7.28	259,199	7.28
$6.80- $8.99	763,461	9.18	107,803	9.05
$9.22- $10.98	223,056	9.61	3,137	9.52
$19.62-$20.97	260,257	8.23	115,706	8.23
	2,261,965	8.05	855,201	6.89

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.	Share-based awards to non-employee consultants:

The Company granted options to a non-employee consultant (the "Advisor") on March 12, 2007. As of September 30, 2016, the outstanding options granted to such Advisor were as follows:

Issuance date	Options for shares of ordinary share	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
March 12, 2007	3,454	$—	3,454	March 12, 2017

On May 28, 2016, the Company entered into an agreement (the “Consulting Agreement”) with a separate non-employee consultant (the “Consultant”), under which the Consultant agreed to assist the Company in commercially promoting and expanding insurance coverage of the Company’s ReWalk devices. Compensation under the Consulting Agreement is due and payable only if the Consultant is successful, and will consist of agreed amounts in cash or ordinary shares and a percentage of certain sales resulting from the Consultant’s efforts. Additionally, the Company has agreed to pay the Consultant 10 percent of the increase in the Company’s market capitalization following the dates when coverage becomes active under national insurance policies that the Consultant secures for the Company. The increase in the Company’s market capitalization will be determined based on the increase between the average closing price over the ten days before disclosure of a relevant coverage decision and the average closing price over the ten days commencing 80 days after such disclosure. These variable payments, which will be made only for the first five national insurance policies the Consultant attains for the Company, (1) may be made in cash or stock at the Company’s choice and (2) may not exceed (i) $6 million for the date that the first national coverage policy takes effect, (ii) $5 million for the date that the second national coverage policy takes effect and (iii) $2 million for each of the dates that the next three national coverage policies take effect. The Company may need to seek shareholder approval pursuant to the rules of The NASDAQ Stock Market LLC should the Company elect to make such payments in stock. The Consulting Agreement has a term of 12 months, which will extend to 18 months if the Consultant secures a national coverage policy with certain insurers in the first 12 months and to 24 months if the Consultant secures at least two more national coverage policies within the first 18 months. Due to the fact that the compensation under the Consulting Agreement is based on achievement, the Company had not made any cash payments or issued any ordinary shares to the Consultant under the Consulting Agreement as of September 30, 2016.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Warrants to purchase ordinary shares:

During the nine-months ended September 30, 2016, a total of 138,702 warrants were exercised on a cashless basis into 45,116 ordinary shares.

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2016:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants exercisable	Contractual term
	(number)		(number)

July 14, 2014	403,804	$10.08	403,804	July 13, 2018
December 30, 2015	119,295	$9.64	119,295	Until the earlier of (i) December 30, 2025 or (ii) a merger, consolidation, or reorganization of the Company.
	523,099		523,099

The Company also issued warrants to purchase ordinary shares in the Company's follow-on offering completed on November 1, 2016. None of these warrants to purchase ordinary shares have been exercised. For more information on the offering, see Note 11.

d.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the consolidated statements of operations for the periods shown below as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cost of revenues	$78	$32
Research and development, net	398	201
Sales and marketing, net	606	265
General and administrative	1,376	673
Total	$2,458	$1,171

e.	At-the-market offering program:

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of November 2, 2016, the Company had sold 692,062 ordinary shares under the ATM Offering Program for gross proceeds of $4.6 million and net proceeds to the Company of $4.1 million (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation of $137 thousand and had incurred total expenses of approximately $468 thousand in connection with the ATM Offering Program.

NOTE 9:-    FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency transactions and other	$17	$51	$60	$157
Financial expenses related to loan agreement with Kreos	495	—	1,462	—
Bank commissions	5	7	28	28
Income related to hedging transactions	(9)	7	(36)	(1)
	$508	$65	$1,514	$184

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues based on customer’s location :
Israel	$—	$—	$—	$—
United States	710	725	2,976	1,675
Europe	404	140	908	359
Asia-Pacific	286	300	394	376
Total revenues	$1,400	$1,165	$4,278	$2,410

	September 30,	December 31,
	2016	2015
Long-lived assets by geographic region (*):
Israel	$502	$605
United States	652	483
Germany	192	240
	$1,346	$1,328

(*)    Long-lived assets are comprised of property and equipment, net.

Major customer data as a percentage of total revenues (in thousands):

	September 30,	December 31,
	2016	2015
Customer A	44%	15%

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  11:-    SUBSEQUENT EVENT

1. On or about October 6, 2016, a putative class action on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares was filed in the Superior Court of the State of California, County of San Mateo. For further details see Note 5c above.

2. On October 27, 2016, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), in connection with the Company's follow-on public offering of 3,250,000 units, each consisting of one ordinary share and 0.75 of a warrant to purchase one ordinary share (each, a “Warrant” and collectively, the “Warrants”). Each unit was sold to the public at a price of $3.75 per unit. The units were not issued or certificated, and the ordinary shares and Warrants underlying the units were immediately separable and issued separately. The Warrants are not listed on the NASDAQ Global Market, any other national securities exchange or any other nationally recognized trading system. The ordinary shares and the Warrants underlying the units and the ordinary shares issuable upon exercise of the Warrants are registered under the Securities Act on the Company's Form S-3.

The offering closed on November 1, 2016. The Company's gross proceeds were $12.2 million. The Company's estimated net aggregate proceeds, after deducting underwriting discounts and commissions and estimated expenses, were $11.1 million. The Company also granted Oppenheimer an option to purchase up to 487,500 additional units at the public offering price, less the underwriting discount, for 30 days after October 27, 2016. The Company estimates that the net aggregate proceeds, after deducting underwriting discounts and estimated expenses, will be approximately $12.8 million if Oppenheimer exercises this option in full. All estimates of net aggregate proceeds assume that none of the Warrants issued in the offering will be exercised.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and with our audited consolidated financial statements included in our 2015 Form 10-K as filed with the SEC. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements” below.

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “quarterly report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in this section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;

•	our ability to maintain and grow our reputation and to achieve and maintain the market acceptance of our products;

•	our ability to achieve reimbursement from third-party payors for our products;

•	our expectations as to our clinical research program and clinical results;

•	our expectations as to the results of and the FDA’s potential regulatory actions with respect to our mandatory post-market surveillance study;

•	the outcome of ongoing shareholder class action litigation relating to our initial public offering;

•	our ability to repay our secured indebtedness;

•	our ability to improve our products and develop new products;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	our ability to gain and maintain regulatory approvals;

•	our ability to use effectively the proceeds of our follow-on public offering of ordinary shares and warrants;

•	our ability to secure capital from our at-the-market equity distribution program based on the price range of our ordinary shares and conditions in the financial markets; and

•	our ability to maintain relationships with existing customers and develop relationships with new customers.

The preceding list is not intended to be an exhaustive list of all of our statements. The statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks provided under “Part 1, Item 1A. Risk Factors” of our 2015 Form 10-K, and in other reports filed by us with the SEC.

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

We expect to generate revenues from a combination of third-party payors, self-payors and institutions. While a broad uniform policy of coverage and reimbursement by third-party payors currently does not exist for electronic exoskeleton technologies such as ReWalk, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the Veterans' Administration (the “VA”) issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy, which is exclusive to ReWalk exoskeleton systems, is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injuries. As of September 30, 2016, we had placed 11 units as part of this policy. With 24 VA spinal cord injury centers for evaluation and 12 for training, the VA has a large network of spinal cord injury care in the United States. Additionally, to date many private insurers in the United States have provided reimbursement for ReWalk in certain cases.

We have incurred net losses and negative cash flows from operations since inception and anticipate this to continue in the near term as we continue to focus our efforts on expanding reimbursement and developing the next generation of ReWalk devices.

Third Quarter 2016 Business Highlights

•	We placed 23 ReWalk devices during the quarter ended September 30, 2016.

•	20 Individual personal use systems placed during the quarter.

•	13 favorable case by case insurance reimbursement decisions.

•
During the quarter ended September 30, 2016, we sold 591,987 shares generating total net proceeds to the Company of $3.7 million (after commissions, fees and expenses) under our ATM Offering Program. For more information, see Note 8e to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” above and “Liquidity and Capital Resources” below.

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

Results of Operations for the Three and Nine Months Ended September 30, 2016 and September 30, 2015
Our operating results for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$1,400	$1,165	$4,278	$2,410
Cost of revenues	1,110	1,078	3,410	2,230
Gross profit	290	87	868	180
Operating expenses:
Research and development, net	1,968	1,263	6,737	4,250
Sales and marketing	3,774	3,607	10,577	9,121
General and administrative	1,951	1,522	5,960	4,478
Total operating expenses	7,693	6,392	23,274	17,849
Operating loss	(7,403)	(6,305)	(22,406)	(17,669)
Financial expenses, net	(508)	(65)	(1,514)	(184)
Loss before income taxes	(7,911)	(6,370)	(23,920)	(17,853)
Income taxes	9	24	39	55
Net loss	$(7,920)	$(6,394)	$(23,959)	$(17,908)

Net loss per ordinary share, basic and diluted	$(0.62)	$(0.53)	$(1.92)	$(1.48)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	12,759,887	12,148,750	12,495,433	12,094,600

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015
Revenues
Our revenues for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal units placed	20	12	75	30
Rehabilitation units placed	3	11	5	18
Total units placed	23	23	80	48
Personal unit revenues	$1,250	$555	$3,929	$1,570
Rehabilitation unit revenues	$150	$610	$349	$840
Revenues	$1,400	$1,165	$4,278	$2,410

Revenues increased $235 thousand, or 20%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to conversions of rental units into purchases, and an increase in revenues from ReWalk Personal rentals. During the three months ended September 30, 2016, we placed 11 rental units compared to 3 rental units during the three months ended September 30, 2015. Additionally, the increase reflects positive reimbursement coverage decisions.
Revenues increased $1.9 million, or 77%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily a result of an increase in sales with 80 units placed during the nine months ended September 30, 2016, as compared to 48 units placed during the nine months ended September 30, 2015. Sales during the nine months ended September 30, 2016, included 22 ReWalk Personal devices placed with the VA for use in the VA’s clinical studies. The increase also reflected positive reimbursement coverage decisions and conversions of rental units into purchases during the nine months ended September 30, 2016. In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors.
Gross Profit
Our gross profit for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross profit	$290	$87	$868	$180
Gross profit was 20% of revenue for the three months ended September 30, 2016, compared to 7% of revenue for the three months ended September 30, 2015. The increase in gross profit during the three months ended September 30, 2016 was primarily driven by the higher number of rental units converted into purchases , as described in “Revenues” above, while gross profit in the three months ended September 30, 2015 was negatively impacted by higher production costs associated with the conversion to the P6.0.
Gross profit was 20% of revenue for the nine months ended September 30, 2016, compared to 7% of revenue for the nine months ended September 30, 2015. The increase in gross profit was primarily driven by the increase in units sales, as described in "Revenues" above.
We expect our gross profit to increase in the future as we attempt to increase revenue and lower our unit manufacturing costs through specific cost-reduction projects and economies of scale.

Research and Development Expenses
Our research and development expenses, net, for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expenses, net	$1,968	$1,263	$6,737	$4,250
Research and development expenses, net, increased $0.7 million, or 56%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in expenses was primarily attributable to the Collaboration Agreement and the License Agreement, as well as clinical study expenses and increased personnel and personnel-related expenses related to regulatory, quality and research and development activities for the three months ended September 30, 2016.
Research and development expenses, net increased $2.5 million, or 59%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in expenses was primarily attributable to the Collaboration Agreement and the License Agreement, as well as clinical study expenses and increased personnel and personnel-related expenses related to regulatory, quality and research and development activities for the nine months ended September 30, 2016.
We expect research and development costs to increase in the near future as we continue to devote resources to developing future generations of our products and increase spending on clinical studies.

Sales and Marketing Expenses
Our sales and marketing expenses for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales and marketing expenses	$3,774	$3,607	$10,577	$9,121
Sales and marketing expenses increased $167 thousand, or 4%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Sales and marketing expenses increased $1.4 million, or 16%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These increases were attributable to an increase in personnel and personnel-related expenses and reimbursement-related costs associated with expanding the commercialization of the ReWalk Personal device.

In the near future, we expect growth in our sales and marketing expense will be driven by our continued investment in our reimbursement efforts, as we continue to pursue insurance claims on a case-by-case basis, manage claims through the review process and external appeals, and invest in efforts to expand coverage.

General and Administrative Expenses
Our general and administrative expenses for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General and administrative	$1,951	$1,522	$5,960	$4,478

General and administrative expenses increased $429 thousand, or 28%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. General and administrative expenses increased $1.5 million, or 33%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in expenses is primarily attributable to personnel-related expenses, professional services expenses and legal expenses.

Financial Expenses, Net
Our financial expenses, net for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Financial expenses, net	(508)	(65)	(1,514)	(184)

Financial expenses, net increased $443 thousand, or 681% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase is attributable mainly to interest expense related to the Loan Agreement entered into with Kreos on December 30, 2015, pursuant to which Kreos extended to us a line of credit in the amount of $20.0 million.
Financial expenses, net, increased $1.3 million, or 723% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase is attributable mainly to interest expense related to the Loan Agreement entered into with Kreos on December 30, 2015, pursuant to which Kreos extended to us a line of credit in the amount of $20 million. On January 4, 2016, we drew down $12 million under the Loan Agreement.
Income Tax
Our income tax for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income tax	$9	$24	$39	$55

Income taxes decreased $15 thousand for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Income taxes decreased $16 thousand for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

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

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of certain of our equity securities and convertible notes to investors in private placements, the sale of our ordinary shares in public offerings and the incurrence of bank debt.
As of September 30, 2016, the Company had cash and cash equivalents of $12.4 million. Additionally, on November 1, 2016, the Company raised total gross proceeds of $12.2 million in a follow-on public offering of ordinary shares and warrants to purchase ordinary shares. These amounts along with the $8.0 million available under the Kreos credit facility will be adequate to meet anticipated cash requirements for the next 12 months. Our anticipated primary uses of cash are sales, marketing and reimbursement expenses related to market development activities and broadening third-party payor coverage, and research and development costs for enhancements to our current product and activities related to the development of the next generation of ReWalk systems. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness.

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

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
In connection with the Loan Agreement we issued to Kreos Warrant to purchase up to 119,295 of our ordinary shares at an exercise price of $9.64 per share, which represented the average of the closing prices of our ordinary shares for the 30-day calendar period prior to the date of the issuance of the Kreos Warrant, subject to adjustment as set forth in the Kreos Warrant. In the event we draw-down any additional amounts under the line of credit, the amount of the Kreos Warrant will be increased by 5.75% of any such additional draw down. The Kreos Warrant is exercisable, in whole or in part, at any time prior to the earliest of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of our Company with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly-owned subsidiary of our Company, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

Equity Raises

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
We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the NASDAQ Global Market, as further described in the Equity Distribution Agreement. As of October 26, 2016, we had sold 692,062 ordinary shares under the ATM Offering Program for net proceeds to us of $4.1 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $137 thousand and had incurred total expenses of approximately $468 thousand in connection with the ATM Offering Program. The Underwriting Agreement relating to the follow-on offering of ordinary shares and warrants provides for a 90-day lock-up period. We intend to continue using this program opportunistically to raise additional funds.

On November 1, 2016, we closed our follow-on public offering of 3,250,000 units, each consisting of one ordinary share and 0.75 of a Warrant to purchase one ordinary share. The units were not issued or certificated, and the ordinary shares and Warrants underlying the units were immediately separable and issued separately. The Warrants are not listed on the NASDAQ Global Market, any other national securities exchange or any other nationally recognized trading system. The ordinary shares and the Warrants underlying the units and the ordinary shares issuable upon exercise of the Warrants are registered under the Securities Act on our Form S-3. Our estimated net aggregate proceeds, after deducting underwriting discounts and commissions and estimated expenses, were $11.1 million. We also granted Oppenheimer, as underwriter under the Underwriting Agreement, an option to purchase up to 487,500 additional units at the public offering price, less the underwriting discount, for 30 days after October 27, 2016. We estimate that the net aggregate proceeds to us, after deducting underwriting discounts and estimated expenses, will be approximately $12.8 million if Oppenheimer exercises this option in full. All estimates of net aggregate proceeds assume that none of the Warrants issued in the offering will be exercised.

The Warrants will be exercisable during the period commencing from the date of original issuance and ending on November 1, 2021, the expiration date of the Warrants, at an initial exercise price of $4.75 per ordinary share. The exercise price and the number of ordinary shares into which the Warrants may be exercised are subject to adjustment upon certain corporate events, including stock splits, reverse stock splits, combinations, stock dividends, recapitalizations, reorganizations and certain other events. Our board of directors may also determine to make such adjustments to the exercise price and number of ordinary shares to be issued upon exercise based on similar events, including the granting of stock appreciation rights, phantom stock rights or other rights with equity features. At any time, the board of directors may reduce the exercise price of the Warrants to any amount and for any period of time it deems appropriate.

Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(20,200)	$(18,038)
Net cash provided by (used in) investing activities	(408)	1,235
Net cash provided by financing activities	15,138	112
Net cash flow	$(5,470)	$(16,691)
Net Cash Used in Operating Activities
Net cash used in operating activities increased to $20.2 million for the nine months ended September 30, 2016 compared to $18.0 million for the nine months ended September 30, 2015 primarily as a result of higher operating expenses mainly due to the research and development expenses related to the Collaboration Agreement and to the License Agreement and increased reimbursement costs, as discussed above, which are offset by favorable working capital changes.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities decreased to $(408) thousand for the nine months ended September 30, 2016 compared to $1.2 million for the nine months ended September 30, 2015 primarily as a result of cash used for the purchase of property and equipment. Investing activities in these periods consisted of purchases of property and equipment and disposing of a net investment in short-term deposits.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased to $15.1 million for the nine months ended September 30, 2016 compared to $112 thousand for the nine months ended September 30, 2015. We generated $12.0 million from the Loan Agreement entered into with Kreos and $4.1 million from the issuance of ordinary shares in the ATM, which was offset by $1.0 million in interest payments and debt issuance costs related to the financing activity.

Obligations and Commercial Commitments
Set forth below is a summary of our contractual obligations as of September 30, 2016.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase obligations (1)	$2,199	$2,199	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	6,282	2,269	2,250	1,763	—
Operating lease obligations (3)	4,526	496	1,113	1,144	1,773
Long-term debt obligations (4)	13,160	5,299	7,861	—	—
Total	$26,167	$10,263	$11,224	$2,907	$1,773

(1) Our purchase obligations consist of purchase commitments to our manufacturer.
(2) Our Research Collaboration Agreement is for a period of five years and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development and commercialization milestones depend on favorable clinical developments, sales and regulatory actions, some or all of which may not occur. Since the achievement and timing of these milestones is neither determinable nor reasonably estimable, these milestone payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of September 30, 2016. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of September 30, 2016.
(3) Our operating leases consist of leases for our facilities and motor vehicles.
(4) Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos.
We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.758:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 1.118 Euro:$1:00, both of which were the applicable exchange rates as of September 30, 2016. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or guarantees of third-party obligations as of September 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the third quarter of 2016. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2015 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2016 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2015 Form 10-K except as described in Note 5 in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report.

ITEM 1A. RISK FACTORS

Our business faces significant risks. You should carefully consider all of the information set forth in this quarterly report and in our other filings with the United States Securities and Exchange Commission, or the SEC, including the following risk factors which we face and which are faced by our industry. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks. In that event, the trading price of our ordinary shares would likely decline and you might lose all or part of your investment. See also “Special Note Regarding Forward-Looking Statements” on page 19.

Risks Related to Our Business and Our Industry

We rely on sales of our ReWalk systems and related service contracts and extended warranties for our revenue, and we may not be able to achieve or maintain market acceptance or to generate sufficient revenues from such contracts.

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

In addition, while several private insurers in the United States have provided reimbursement for ReWalk in certain cases to date, health insurance companies and other third-party payors in the future may not deliver adequate coverage or reimbursement for our products. The VA may also cancel or materially curtail its current policy of providing coverage in the United States for qualifying individuals who have suffered spinal cord injury, or we may not place enough units through the VA to make our sales profitable under the VA policy. We may be unable to sell ReWalk systems on a profitable basis if third-party payors deny coverage, limit reimbursement or reduce their levels of payment, or if our costs of production increase faster than increases in reimbursement levels. In addition, we may not obtain coverage and reimbursement approvals in a timely manner. Our failure to receive such approvals would negatively impact market acceptance of ReWalk.

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

We obtained FDA clearance for our ReWalk Personal device in June 2014. This clearance permits us to market the device for use by individuals with spinal cord injury at levels T7 to L5 and for use by individuals in rehabilitation institutions with spinal cord injury at levels T4 to L5. The FDA’s clearance requires users of the device to meet the following criteria: healthy hands and shoulders that can support crutches, healthy bone density, no skeletal fractures, in good general health, ability to stand with a stander device, weight of less than 220 pounds/100 kilograms and height between 5 feet 3 inches and 6 feet 2 inches/1.60 meters and 1.88 meters. Additionally, the FDA clearance contraindicates psychiatric or cognitive conditions that could interfere with a user’s proper operation of the device and various other clinical conditions, including pregnancy, severe concurrent medical diseases, a history of severe neurological injuries other than spinal cord injury, impaired joint mobility, unhealed limbs or pelvic fractures or unstable spine, severe spasticity and significant and chronic loss of joint mobility due to structural changes in non-bony tissue. Future products for those with paraplegia, quadriplegia or other mobility impairments or spinal cord injuries may have the same or other restrictions.

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

The National Spinal Cord Injury Statistical Center estimates as of 2016 that there were 282,000 people in the United States living with spinal cord injury, or SCI, and that the annual incidence of SCI cases is approximately 17,000 new cases per year. Based on information from a 2013 report by the National Spinal Cord Injury Statistical Center, 41.1% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Three published ReWalk trials with respect to such eligible SCI patients had an aggregate screening acceptance rate of 79% considering all current FDA limitations, resulting in an estimated 33% of the total population of SCI patents being candidates for current ReWalk products. For more information on our expectations regarding adapting ReWalk to address the mobility needs of patients with mobility impairments other than paraplegia, see “-Our future growth and operating results will depend on our ability to develop and commercialize new products and penetrate new markets” below.

We cannot assure you that our estimate regarding our current products is accurate or that our estimate regarding future products will remain the same. FDA clearance for such products, if received at all, may contain different limitations from the ones the FDA has placed on the devices we currently market for paraplegia patients. If our estimates of our current or future addressable market are incorrect, our business may not develop as we expect and the price of our securities may suffer.

We may fail to secure or maintain adequate insurance coverage or reimbursement for ReWalk by third-party payors, including the Veterans’ Administration, which risk may be heightened if insurers find ReWalk to be investigational or experimental. Additionally, such coverage or reimbursement, even if maintained, may not produce revenues that are high enough to allow us to sell our products profitability.

We expect that in the future a significant source of payment for ReWalk systems will be private insurance plans and managed care programs, government programs such as the VA, Medicare and Medicaid, worker’s compensation and other third-party payors. In December 2015, the VA issued a national reimbursement policy for the ReWalk system, which entails the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. However, no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among third-party payors in the United States or elsewhere, although reimbursement may be achieved on a case-by-case basis. To date, payments for our products have been made primarily through case-by-case determinations by third-party payors (including several private insurers in the United States), by self-payors and, to a lesser extent, through the use of funds from insurance and/or accident settlements.

Generally, private insurance companies do not cover or provide reimbursement for any medical exoskeleton products for personal use, including ReWalk, and may ultimately provide no coverage at all. There is limited clinical data related to ReWalk, and third-party payors may consider use of ReWalk to be experimental and therefore refuse to cover it. For example, Aetna has determined that certain lower-limb prostheses, including ReWalk, are experimental and investigational because there is inadequate evidence of their effectiveness. Additionally, the majority of independent medical review decisions made following the denial of ReWalk coverage have determined that ReWalk is experimental and/or investigational, citing a lack of clinical data.

Many private third-party payors use coverage decisions and payment amounts determined by the Center for Medicare and Medicaid Services, or the CMS, which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. In the future, we will pursue economic benefit clinical studies for CMS, which we expect to demonstrate the secondary medical benefits and long-term cost savings potential of ReWalk. While we believe that a positive response from CMS in respect of such studies will broaden coverage by private insurers, we expect that it could take three to five years to receive a decision from CMS. Even with a positive decision from CMS regarding ReWalk Personal, future action by CMS or other government agencies may diminish possible payments to physicians, outpatient centers and/or hospitals that purchase ReWalk Rehabilitation, and possible payments to individuals who purchase ReWalk Personal. Additionally, a decision by CMS to provide reimbursement could influence other payors, including private insurers. If CMS declines to provide for reimbursements of ReWalk or if its reimbursement price is lower than that of other payors, ReWalk may not be reimbursed at a cost-effective level or at all. Those private third-party payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for purchase of ReWalk, or use of ReWalk Rehabilitation at a hospital or rehabilitation center. In addition, we expect that the purchase of ReWalk Rehabilitation systems will require the approval of senior management at hospitals or rehabilitation facilities, inclusion in the hospitals’ or rehabilitation facilities’ budget process for capital expenditures, and in the case of ReWalk Personal, fundraising and financial planning or assistance.

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

A key element of our long-term business strategy is the continued expansion of our sales and marketing infrastructure, through the hiring, training, retaining and motivating of skilled sales and marketing representatives with industry experience and knowledge. In order to continue growing our business efficiently, we must coordinate the expansion of this infrastructure with the timing of regulatory approvals, decisions regarding reimbursements, and other factors in various geographies. Managing and maintaining our sales and marketing infrastructure is expensive and time consuming, and an inability to leverage such an organization effectively, or in coordination with regulatory or other developments, could inhibit potential sales and the penetration and adoption of ReWalk into both existing and new markets.

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

Although our interim analysis of an ongoing study demonstrates improvements in secondary physical conditions such as a reduction in pain and spasticity, improved bowel and urinary tract functions and emotional and psychosocial benefits, among others, the health benefits of our current ReWalk products have not been substantiated by long-term clinical data. As a result, potential customers and healthcare providers may be slower to adopt or recommend ReWalk and third-party payors may not be willing to provide coverage or reimbursement for our products. In addition, future studies or clinical experience may indicate that treatment with our current or future ReWalk products is not superior to treatment with alternative products or therapies. Such results could slow the adoption of our products and significantly reduce our sales.

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

We may not have sufficient funds to meet our future capital requirements, which could impair our efforts to develop and commercialize existing and new products. Future equity financings or borrowings intended to raise sufficient funds may also lead to dilution to our shareholders or place us under restrictive covenants limiting our ability to operate.

We believe that we have sufficient cash resources to meet our anticipated cash requirements for the next 12 months. We expect to fund future capital requirements from our existing cash and cash flow generated from operations, borrowings under our loan agreement with Kreos Capital V (Expert) Fund Limited, or the Loan Agreement, the proceeds from the issuance and sale of our ordinary shares under our ongoing “at-the-market” offering program, and the proceeds from our follow-on public offering of ordinary shares and Warrants completed on November 1, 2016 and from the issuance of ordinary shares upon cash exercise of these Warrants, and other future issuances of equity or debt securities, such as in public offerings or private placements.

We are party to the Loan Agreement with Kreos providing us a line of credit in the amount of $20.0 million. As of September 30, 2016, we had drawn down $12.0 million under the Loan Agreement, and we may draw down an additional $8.0 million in separate tranches until December 31, 2016 if, before that date, we raise $10.0 million or more in connection with the issuance of shares of our capital stock (including debt convertible into shares of our capital stock). Additionally, pursuant to our ongoing “at-the-market” offering program, we may offer and sell from time to time ordinary shares with an aggregate offering price of up to $25 million pursuant to an equity distribution agreement with Piper Jaffray & Co. dated May 10, 2016. As of November 2, 2016, we had sold 692,062 ordinary shares under this program for net proceeds of $4.1 million, after deducting commissions, fees and expenses. On November 1, 2016, we closed our follow-on public offering of 3,250,000 units, each consisting of one ordinary share and 0.75 of a Warrant to purchase one ordinary share, and granted Oppenheimer, as underwriter, an option to purchase 487,500 additional units until 30 days after October 27, 2016. Pursuant to our Underwriting Agreement with Oppenheimer in connection with this offering, we may not issue or sell ordinary shares under the ATM Offering Program during a lock-up period ending 90 days after October 27, 2016. We intend to continue using this program opportunistically to raise additional funds upon expiration of this 90-day period.

We may need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods, or if we cannot raise sufficient funds from equity issuances, under the Loan Agreement or from our follow-on public offering of ordinary shares and Warrants. Depending on the circumstances, this could potentially require us to borrow additional funds, sell or license our assets or sell additional equity securities in private placements or public offerings to pursue strategic transactions, such as the sale of our business or all or substantially all of our assets. Moreover, even if we believe we have sufficient funds for our current or future operating plans, we may choose to raise additional capital due to market conditions or strategic considerations. Any sale of additional equity may result in dilution to our shareholders and agreements governing any borrowing arrangement may also contain covenants that could restrict our operations.

If we are unable to obtain additional funds on reasonable terms, or at all, we may be required to reduce the scope of, or delay or eliminate, some or all of our current and planned commercialization, research and development activities, sales and training infrastructure or staff. We also may have to reduce marketing, customer service or other resources devoted to our business. Any of these actions could materially harm our business and results of operations.

Our future growth and operating results will depend on our ability to develop and commercialize new products and penetrate new markets.

We are currently engaged in research and development efforts to address the needs of patients with mobility impairments besides paraplegia, such as stroke and multiple sclerosis, and, in the future, we plan to address these needs in elderly assistance, cerebral palsy and quadriplegia patients. In addition to other research and development projects, we collaborate with Harvard University’s Wyss Institute for Biologically Inspired Engineering to design, research and develop lightweight exoskeleton system technologies for lower limb disabilities intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. As part of the collaboration, Harvard has also licensed to us certain of its intellectual property relating to lightweight exoskeleton system technologies for lower limb disabilities. We are obligated to use commercially reasonable efforts to develop products under the license in accordance with an agreed-upon development plan and to introduce and market such products commercially.

We expect that a portion of our revenues will be derived, in the next few years, from new products we create for use by individuals suffering from a stroke or multiple sclerosis, and, in later years, from other new products of ours aimed at addressing other medical indications which affect the ability to walk, including elderly assistance, cerebral palsy and quadriplegia. As such, our future results will depend on our ability to successfully develop and commercialize such new products. We cannot ensure you that we will be able to introduce new products, products currently under development and products contemplated for future development for additional indications in a timely manner, or at all. Harvard may also terminate its license agreement with us if we fail to obtain the requisite insurance, become insolvent or do not meet certain developmental milestones with respect to the products we develop using the patents licensed to us. Any such termination of this aspect of the collaboration with Harvard could impair our research and development efforts into lightweight exoskeleton system technologies for lower limb disabilities. In addition, we may not be able to clinically demonstrate the medical benefits of our products for new indications, and we do not yet have any clinical data demonstrating the benefits of our products for indications other than paraplegia. We may also be unable to gain necessary regulatory approvals to enable us to market new products for additional indications or the regulatory process may be more costly and time consuming than expected.

Even if we are successful in the design and development of new products, our growth and results of operations will depend on our ability to penetrate new markets and gain acceptance by non-spinal cord injury markets such as the stroke and multiple sclerosis communities, and, in the longer term, elderly assist and cerebral palsy patients or individuals with quadriplegia. We may not be able to gain such market acceptance in these communities in a timely manner, or at all.

While our new products currently under development will share some aspects of the core technology platform in our current products, their design features and components may differ from our current products. Accordingly, these products will also be subject to the risks described above under “-We currently rely, and in the future will rely, on sales of our ReWalk systems and related service contracts and extended warranties for our revenue, and we may not be able to achieve or maintain market acceptance.” To the extent we are unable to successfully develop and commercialize products to address indications other than paraplegia, we will not meet our projected results of operations and future growth.

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

There are several other companies developing technology and devices that compete with ReWalk. Our principal competitors in the medical exoskeleton market consist of Ekso Bionics, Parker Hannifin, Rex Bionics, Cyberdyne, and others. These companies have products currently available for institutional use and in some cases personal use. We expect some of such products to become available for personal use in the next few years. In addition, we compete with alternative devices and alternative therapies, including treadmill-based gait therapies, such as those offered by Hocoma, AlterG, Aretech and Reha Technology. These or other medical device or robotics companies, academic and research institutions, or others, may develop new technologies or therapies that provide a superior walking experience, are more effective in treating the secondary medical conditions that we target or are less expensive than ReWalk or future products. Our technologies and products could be rendered obsolete by such developments. We may also compete with other treatments and technologies that address the secondary medical conditions that ReWalk seeks to mitigate.

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

Additionally, as we became subject to the Exchange Act’s domestic reporting regime following the loss of our foreign private issuer status as of January 1, 2016, we may face significantly higher regulatory, compliance and financial costs than those we incurred as a foreign private issuer due to the increased reporting requirements applicable to domestic issuers, and our general and administrative expenses could increase. Our ability to achieve profitability and positive cash flow is subject to the risks described in this section. If we are unable to become profitable with positive cash flow, the value of your investment may be adversely affected.

In the event that we default under the Loan Agreement with Kreos, Kreos could foreclose on its lien and take possession over all of our assets.

On December 30, 2015, we entered into the Loan Agreement with Kreos Capital V (Expert Fund) Limited, pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. On January 4, 2016, we drew down $12.0 million and, in the event that prior to December 31, 2016 we raise $10.0 million or more in connection with the issuance of shares of our capital stock (including debt convertible into shares of our capital stock), we will be able to draw down up to an additional $8.0 million in separate tranches until December 31, 2016, with a minimum required drawdown of $2.0 million each. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including intellectual property and equity interests in our subsidiaries, subject to certain permitted security interests. For more information, see Item, Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Part I. Item 1.  “Financial Information-Financial Statements (unaudited)-Notes to Condensed Consolidated Financial Statements.”

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

In order to increase our sales and our market share in the exoskeleton market, we must enhance and broaden our research and development efforts and product offerings in response to the evolving demands of people with paraplegia or paralysis and healthcare providers, as well as competitive technologies. We are also currently involved in research and development efforts directed to the needs of patients with other mobility impairments, such as stroke and multiple sclerosis. In the future, we plan to address these needs in elderly assistance, cerebral palsy and quadriplegia patients. We may not be successful in developing, obtaining regulatory approval for, or marketing our currently proposed products and products proposed to be created in the future. In addition, notwithstanding our market research efforts, our future products may not be accepted by consumers, their caregivers, healthcare providers or third-party payors who reimburse consumers for our products. The success of any proposed product offerings will depend on numerous factors, including our ability to:

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

If we fail to generate demand by developing products that incorporate features desired by consumers, their caregivers or healthcare providers, or if we do not obtain regulatory clearance or approval for proposed products in time to meet market demand, we may fail to generate sales sufficient to achieve or maintain profitability. We have in the past experienced, and we may in the future experience, delays in various phases of product development, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. Such delays could cause customers to delay or forgo purchases of our products, or to purchase our competitors’ products. Even if we are able to successfully develop proposed products when anticipated, these products may not produce sales in excess of the costs of development, and they may be quickly rendered obsolete by changing consumer preferences or the introduction by our competitors of products embodying new technologies or features.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop ReWalk and to pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. For example, we have entered into arrangements with Yaskawa for the distribution of our products in certain Asian markets. In May 2016, we announced our collaboration with Harvard University’s Wyss Institute for Biologically Inspired Engineering for the research, design, development and commercialization of lightweight exoskeleton system technologies for lower limb disabilities, aimed to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. Our arrangements with Yaskawa and Harvard may not be as productive or successful as we hope.

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

The U.S. dollar is our functional and reporting currency. In 2015 and during the first three quarters of 2016, most of our revenues were denominated in U.S. dollars and the remainder of our revenues was denominated in euros, and most of our expenses were denominated in U.S. dollars and the remainder of our expenses were denominated in NIS and euros. In the fourth quarter of 2016 and throughout 2017, we expect that the denominations of our revenues and expenses will be consistent with what we experienced in 2015. Accordingly, any appreciation of the NIS or Euro relative to the U.S. dollar would adversely impact our net loss or net income, if any. For example, we are exposed to the risks that the shekel may appreciate relative to the dollar, or, if the shekel instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the shekel, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected.

We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the shekel against the dollar. For example, while the shekel appreciated against the dollar at a rate of approximately 3.7% during the first three quarters of 2016, the rate of devaluation of the shekel against the dollar was approximately 0.3% and 12.0% in 2015 and 2014, respectively. In 2015 and 2014, this had the effect of increasing the dollar cost of our operations in Israel. If the dollar cost of our operations in Israel increases once again, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

We have in the past engaged in limited hedging activities, and we may enter into other hedging arrangements with financial institutions from time to time. Any hedging strategies that we may implement in the future to mitigate currency risks, such as forward contracts, options and foreign exchange swaps related to transaction exposures may not eliminate our exposure to foreign exchange fluctuations. For further information, see Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

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

Our growth has placed, and we expect that it will continue to place, a significant strain on our management team and on our financial resources. Failure to manage our growth effectively could cause us to misallocate management or financial resources, and result in losses or weaknesses in our infrastructure, which could materially adversely affect our business. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our business objectives.

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

We are subject to a securities class action lawsuit against us that may result in an adverse outcome.

In September and October 2016, putative class actions on behalf of alleged shareholders that purchased or acquired our ordinary shares pursuant and/or traceable to our registration statement on Form F-1 (File No. 333-197344) used in connection with our initial public offering were commenced in the Superior Court of the State of California, County of San Mateo against us, certain of our current and former directors and officers, and the underwriters of our initial public offering.  We are generally obliged, to the extent permitted by Israeli law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits.  We also have certain contractual indemnification obligations to the underwriters regarding the securities class action lawsuits.  While a certain amount of insurance coverage is available for expenses or losses associated with these lawsuits, this coverage may not be sufficient.  Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in our consolidated balance sheets.  Although we plan to defend against these lawsuits vigorously, there can be no assurances that a favorable final outcome will be obtained.  These lawsuits or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a materially adverse impact on our financial position, results of operations and cash flows.

Risks Related to Government Regulation

The FDA previously sent us letters regarding potential regulatory action for deficiencies in our mandatory post-market surveillance study on our ReWalk Personal 6.0. While we have since initiated this post-market surveillance study with a revised FDA-approved protocol and have addressed the violations cited by the FDA, if we cannot satisfy future FDA requests promptly or if our study produces unfavorable results, we could receive additional FDA warning letters, and our labeling or marketing efforts could be materially adversely affected.

On September 30, 2015, we received a warning letter, or the September 2015 Letter, from the FDA citing deficiencies in our protocol for a post-market surveillance study of our ReWalk Personal and our failure to initiate a post-market study by the September 28, 2015 deadline. Between June 2014 and our receipt of the September 2015 Letter, we submitted our post-market study protocol to the FDA, amended the protocol in response to the FDA’s subsequent request and proposed additional amendments to enhance the protocol after the FDA notified us that our subsequently-amended protocol was still deficient. While we responded to the FDA’s requests throughout this period, we did not submit all of our responses on a timely basis. The September 2015 Letter warned that the FDA could take regulatory action against us for violations of Section 522 of the Federal Food, Drug and Cosmetic Act, or the FFDCA, based on the late post-market study and allegedly deficient protocol for that study. In February 2016, the FDA sent us an additional information request, or the February 2016 Letter, requesting additional changes to our post-market surveillance study protocol and asking that we comply within 30 days. This letter also discussed the FDA’s request, as modified in our later discussions with the FDA, for a new pre-market notification for our ReWalk device linked to what the FDA viewed as changes to a computer included with the device, or the special 510(k).

In late March 2016, following our multiple discussions with the FDA, including an in-person meeting, the FDA confirmed that the agency would apply enforcement discretion to continued marketing of the ReWalk device conditioned upon our submitting a special 510(k) by April 8, 2016 and initiating our post-market surveillance study by June 1, 2016. The special 510(k) was submitted on April 8, 2016 and the FDA’s substantial equivalence determination was received by us on July 22, 2016 granting us permission to continue marketing the ReWalk device. Additionally, we submitted a protocol to the FDA for the post-market surveillance study that was approved by the agency on May 5, 2016. We began the study on June 13, 2016, with Stanford University as the lead investigational site. On August 18, 2016, the FDA sent us a letter stating that, based on its evaluation of our corrective and preventive actions in response to the September 2015 Letter, we had adequately addressed the violations cited in the September 2015 Letter. Our post-market surveillance study is currently ongoing, and we have provided the FDA with the required periodic reports on the study’s progress, in a few cases with delay. We intend to continue providing the FDA with such reports on a timely basis going forward.

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

Our products are regulated as medical devices in the United States under the FFDCA as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes (Class I, Class II or Class III) depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. For more information, see Item 1. “Business-Government Regulation” of our Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

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

Following the introduction of a product, the governmental agencies will periodically review our manufacturing processes and product performance, and we are under a continuing obligation to ensure that all applicable regulatory requirements continue to be met. The process of complying with the applicable good manufacturing practices, adverse event reporting and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of the ReWalk. In addition, if we fail to comply with applicable regulatory requirements, it could result in fines or delays of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation. Recent changes in enforcement practice by the FDA, European Union and other agencies have resulted in increased enforcement activity, which increases the compliance risk that we and other companies in our industry are facing.

In addition, governmental agencies may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register ReWalk once it is already on the market or otherwise impact our ability to market ReWalk in those countries. The process of complying with these governmental regulations can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of ReWalk. For instance, the FDA may issue mandates, known as 522 orders, requiring us to conduct post-market studies of products for which the FDA has already granted us pre-market clearance. Failure to comply could result in enforcement of the FFDCA against us or our products. Additionally, the agency could request that we recall our ReWalk Personal 6.0 device. For more information on certain deficiencies previously identified by the FDA in our mandatory post-market surveillance study on our ReWalk Personal 6.0, see “-The FDA previously sent us letters regarding potential regulatory action for deficiencies in our mandatory post-market surveillance study on our ReWalk Personal 6.0…” above.

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

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement or refunds;

•	detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying requests for 510(k) marketing clearance or approval of pre-market approval applications relating to new products or modified products;

•	reclassifying a 510(k) cleared device or withdrawing a PMA approval;

•	refusing to provide Certificates for Foreign Government;

•	refusing to grant export approval for our products; or

•	pursuing criminal prosecution.

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

Medical device companies such as ours have faced lawsuits and investigations pertaining to alleged violations of numerous statutes and regulations, including anti-corruption laws and health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute and the U.S. Foreign Corrupt Practices Act, or the FCPA. See Item 1. “Business-Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended.  U.S. federal and state laws, including the federal Physician Payments Sunshine Act, or the Sunshine Act, and the implementation of Open Payments regulations under the Sunshine Act, require medical device companies to disclose certain payments or other transfers of value made to healthcare providers and teaching hospitals or funds spent on marketing and promotion of medical device products. It is widely believed that public reporting under the Sunshine Act and implementing Open Payments regulations results in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals. These anti-kickback, anti-bribery, public reporting and aggregate spending laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, rehabilitation centers, physicians or other potential purchasers or users of ReWalk. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. If we are in violation of any of these requirements or any actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal healthcare programs or other sanctions.

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

As a U.S. public company, we are subject to various regulatory and reporting requirements, including those imposed by the SEC, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations. Additionally, our medical products and manufacturing operations are regulated by the FDA, the European Union, the Ministry of Health in Israel, the TGA in Australia and other governmental authorities both inside and outside of the United States. Compliance with the rules and regulations applicable to us as a publicly traded company in the United States and medical device manufacturer has greatly increased, and may continue to increase, our legal, general and administrative and financial compliance costs and has made, and may continue to make, some activities more difficult, time-consuming or costly. Additionally, these regulatory requirements have diverted, and may continue to divert, management’s attention from revenue-generating activities and may increase demands on management’s already-limited resources.

Our management team consists of few employees, as the majority of our employees are engaged in sales and marketing and research and development activities. Additionally, while we have recently made significant additions in staffing aimed at addressing a need for greater internal regulatory resources, we do not employ in-house counsel. In light of such constraints on its time, personnel and finances, our management may not be able to implement programs and policies in an effective and timely manner to respond adequately to the heightened legal, regulatory and reporting requirements applicable to us. In the past, for example, we have not always been able to respond on a timely basis to requests from regulators, although we have not to date experienced any long-term material adverse consequences as a result. For more information, see “-The FDA previously sent us letters regarding potential regulatory action for deficiencies in our mandatory post-market surveillance study on our ReWalk Personal 6.0…” above. Similar deficiencies, weaknesses or lack of compliance with public company, medical device and other regulations could harm our reputation in the capital markets or for quality and safety, negatively affect our ability to maintain our public company status and to develop, commercialize or continue selling our products on a timely and effective basis, and cause us to incur sanctions, including fines, injunctions and penalties.

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

Compliance with new regulations regarding the use of conflict minerals may be time-consuming and costly and could adversely affect our reputation.

In August 2012, under the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and derivative metals, namely, tantalum, tin, gold and tungsten (referred to as “conflict minerals” regardless of their actual country of origin) in their products. These rules require us to investigate whether our products contain such “conflict minerals” and, for the year ending December 31, 2016, beginning in 2017, to include on a Form SD filed with the SEC appropriate disclosures regarding our use of such minerals during the previous calendar year. There will be costs associated with these investigation and disclosure requirements.  In addition, depending upon our findings, or our inability to make reliable findings, about the source of any possible conflict minerals that may be used in any products manufactured for us by third parties, our reputation could be harmed, which could cause us to lose those customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, customer demand for our products may decline, and we may have to write off inventory in the event that it cannot be sold.

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

Robotics and exoskeleton technologies have been developing rapidly in recent years. We are aware of several other companies developing competing exoskeleton devices for individuals with limited mobility and we expect the level of competition and the pace of development in our industry to increase. For more information, see Item 1. “Business-Competition” of our Annual Report on Form 10-K for the year ended December 31, 2015, as amended. While we believe our tilt-sensor technology provides a more natural and superior method of exoskeleton activation, which creates a better user experience, a variety of other activation and control methods exist for exoskeletons, several of which are being developed by our competitors, or may be developed in the future. As a result, our patent portfolio and proprietary technology and processes may not provide us with a significant advantage over our competitors, and competitors may be able to design and sell alternative products that are equal to or superior to our products without infringing on our patents. In addition, upon the expiration of our current patents, we may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage. If we are unable to maintain a competitive advantage, our business and results of operations may be materially adversely affected.

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

The medical device industry is characterized by competing intellectual property and a substantial amount of litigation over patent rights. In particular, our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, have been issued patents and filed patent applications with respect to their products and processes and may apply for other patents in the future. The large number of patents, the rapid rate of new patent issuances and the complexities of the technology involved increase the risk of patent litigation.

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

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademark “ReWalk” in Israel and are in the process of registering our trademark in the United States. In jurisdictions where we have not registered our trademark and are using it, and as permitted by applicable local law, we rely on common law trademark protection. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

Risks Related to an Investment in Our Securities

Sales of a substantial number of ordinary shares or volatility or a reduction in the market price of our ordinary shares could have an adverse effect on our ordinary shares and on the value of the warrants offered in our follow-on offering completed in November 2016.

On November 1, 2016, we closed our follow-on public offering of 3,250,000 units, each consisting of one ordinary share and 0.75 of a Warrant to purchase one ordinary share. As a result, we issued 3,250,000 ordinary shares and Warrants to purchase up to 2,437,500 ordinary shares. We also granted Oppenheimer as underwriter the option to purchase 487,500 additional units for up to 30 days after October 27, 2016, which, if exercised, could result in an issuance of 487,500 additional ordinary shares and Warrants to purchase 365,625 additional ordinary shares. The ordinary shares included in the units and/or the ordinary shares issuable upon exercise of the warrants included in the units will, once issued, be freely tradable without restriction or further registration under the Securities Act, subject to limitations on resales by our affiliates under Rule 144 under the Securities Act. Additionally, the Warrants are immediately exercisable. Sales by us or our shareholders of a substantial number of ordinary shares in the public market, or the perception that these sales might occur, could cause the value of our securities to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. Additionally, while there is no established public trading market for the warrants and we do not expect one to develop, any volatility or reduction in the market price of our ordinary shares could have an adverse effect on the trading price of the warrants given that they are exercisable into ordinary shares.

Additionally, as of September 30, 2016, before we issued the Warrants in our follow-on offering, 523,099 ordinary shares were issuable pursuant to the exercise of outstanding warrants. These represented grants made as part of our series E investment round in July 2014 and to Kreos in connection with our loan agreement with Kreos in December 2015, and 2,639,618 shares remained available for issuance to our and our affiliates’ respective employees, non-employee directors and consultants under our equity incentive plans, including 2,261,965 ordinary shares subject to outstanding awards. Pursuant to our Amended and Restated Shareholders’ Rights Agreement, dated July 14, 2014, with certain of our shareholders, as of September 30, 2016, the beneficial owners of approximately 4,203,143 of our ordinary shares were also entitled to require that we register their shares under the Securities Act for resale into the public markets. With respect to the outstanding warrants, there may be certain restrictions on the holders to sell the ordinary shares issuable thereunder to the extent they are restricted securities and/or are held by affiliates. Shares issued pursuant to our equity incentive plans may be freely sold in the public market upon issuance, subject to vesting provisions, except for shares held by affiliates who have certain restrictions on their ability to sell. All shares sold pursuant to an offering covered by such registration statement would be freely transferable. Our largest shareholders, Yaskawa Electric Corporation and certain entities, individuals affiliated with SCP Vitalife Partners and Israel Healthcare Venture Partners 2 LP Incorporated, may also have limitations under Rule 144 under the Securities Act on the resale of certain ordinary shares they hold. Despite these limitations, if we, our existing shareholders, particularly our largest shareholders, our directors, their affiliates or our executive officers, sell a substantial number of the above-mentioned ordinary shares in the public market, the market price of our ordinary shares could decrease significantly.

The exercise price and the number of ordinary shares issuable upon exercise of the Warrants offered in our follow-on public offering of units, as completed in November 2016, can fluctuate under certain circumstances. If triggered, these adjustments could result in potentially material dilution to holders of our ordinary shares.

Under the terms of the Warrants offered in our follow-on offering completed in November 2016, the exercise price and the number of ordinary shares for which the Warrants are exercisable will be adjusted upon certain corporate events, including stock splits, reverse stock splits, combinations, stock dividends, recapitalizations and reorganizations and certain other events. Our board of directors also has discretion, pursuant to the Warrants, to determine whether to make such adjustments to the exercise price and number of ordinary shares to be issued upon exercise of the Warrants based on similar events, such as the granting of stock appreciation rights, phantom stock rights or other rights with equity features. Lastly, at any time, the board of directors may reduce the exercise price of the Warrants to any amount and for any period of time it deems appropriate. These provisions could result in substantial dilution to holders of our ordinary shares, which may make it difficult for us to raise additional capital at prevailing market terms in the future.

We may not have the ability to repurchase the Warrants offered in our follow-on public offering of units.

Under certain circumstances, if a change of control (as defined in the Warrants) occurs, holders of the Warrants offered in our follow-on offering may require us or any successor to us to repurchase the remaining unexercised portion of such warrants for an amount of cash equal to the value of the Warrant as determined in accordance with the Black-Scholes option pricing model and the terms of the Warrants. Our ability to repurchase the Warrants depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot provide any assurances to the holders of such Warrants that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to repurchase the Warrants.

The price of our ordinary shares may be volatile, and you may lose all or part of your investment.

Our ordinary shares were first publicly offered in our initial public offering in September 2014, at a price of $12.00 per share, and our ordinary shares have subsequently traded as high as $43.71 per share and as low as $5.05 per share through October 25, 2016. The market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors. Moreover, while there is no established public trading market for the Warrants offered in our follow-on public offering completed in November 2016, and we do not expect one to develop, our ordinary shares will be issuable pursuant to exercise of these Warrants. Because the Warrants are exercisable into our ordinary shares, volatility or a reduction in the market price of our ordinary shares could have an adverse effect on the trading price of the Warrants. Factors which may cause fluctuations in the price of our ordinary shares include, but are not limited to:

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

•	developments with respect to intellectual property rights;

•	competition from existing or new technologies and products;

•	changes in key personnel;

•	the trading volume of our ordinary shares;

•	changes in the estimation of the future size and growth rate of our markets;

•	changes in our quarterly or annual forecasts with respect to operating results and financial conditions; and

•	general economic and market conditions.

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

The largest beneficial owners of our shares, Yaskawa Electric Corporation and certain entities and individuals affiliated with SCP Vitalife Partners, beneficially own in the aggregate 24.2% of our ordinary shares as of September 30, 2016. As a result, these shareholders, should they choose to act together or and even if they act individually, will exert significant influence over our operations and business strategy and would together have sufficient voting power to influence significantly the outcome of matters requiring shareholder approval. These matters may include:

•	the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;

•	approving or rejecting a merger, consolidation or other business combination;

•	raising future capital; and

•	amending our Second Amended and Restated Articles of Association, as amended by the First Amendment thereto, or our Articles of Association, which govern the rights attached to our ordinary shares.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we may take advantage of certain exemptions from various requirements that are applicable to other public companies that are not “emerging growth companies.” For instance, we are subject to reduced compensation disclosure obligations under the JOBS Act, and we are not required to conduct votes seeking shareholder approval on an advisory basis of (i) the compensation of our named executive officers or the frequency with which such votes must be conducted or (ii) compensation arrangements and understandings in connection with merger transactions, known as “golden parachute” arrangements. Additionally, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for up to five fiscal years after the date of our initial public offering.

We will remain an emerging growth company until the earliest of: (a) the last day of our fiscal year during which we have total annual gross revenues of at least $1.0 billion; (b) the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. When we are no longer deemed to be an emerging growth company, we will not be entitled to the exemptions provided in the JOBS Act discussed above. We cannot predict if investors will find our securities less attractive as a result of our reliance on exemptions under the JOBS Act. If some investors find our securities less attractive as a result, there may be a less active trading market for our ordinary shares and the price of our ordinary shares may be more volatile.

U.S. investors may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Passive income for this purpose generally includes, among other things, certain dividends, interest, royalties, rents and gains from commodities and securities transactions and from the sale or exchange of property that gives rise to passive income. Passive income also includes amounts derived by reason of the temporary investment of funds, including those raised in a public offering.  In determining whether a non-U.S. corporation is a PFIC, a proportionate share of the income and assets of each corporation in which it owns, directly or indirectly, at least a 25% interest (by value) is taken into account.  Based on our gross income and assets, the market price of our ordinary shares, the estimated proceeds from our follow-on offering completed in November 2016 and the nature of our business, we do not believe that we were a PFIC for the taxable year ended December 31, 2015 or that we will be considered a PFIC for the taxable year ending December 31, 2016.  However, there can be no assurance that we will not be considered a PFIC for 2016 or any taxable year.  PFIC status is determined as of the end of the taxable year and depends on a number of factors, including the value of a corporation’s assets and the amount and type of its gross income.  Further, because the value of our gross assets is likely to be determined in large part by reference to our market capitalization, a decline in the value of our ordinary shares may result in our becoming a PFIC.

If we are characterized as a PFIC, U.S. Holders (as defined below) may suffer adverse tax consequences, including, (i) having gains realized on the sale of our securities treated as ordinary income, rather than as capital gains, (ii) the loss of the preferential rate applicable to dividends received on our ordinary shares or shares issuable on exercise of the Warrants, as the case may be, by individuals who are U.S. Holders, and (iii) having additional taxes equal to the interest charges generally applicable to underpayments of tax apply to distributions by us and the proceeds of sales of Securities. A U.S. Holder is defined as: a citizen or resident of the United States; a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any state thereof, including the District of Columbia; an estate the income of which is subject to U.S. federal income taxation regardless of its source; or a trust if such trust has validly elected to be treated as a United States person for U.S. federal income tax purposes or if (1) a court within the United States is able to exercise primary supervision over its administration and (2) one or more United States persons have the authority to control all of the substantial decisions of such trust. Certain elections exist that may alleviate some of the adverse consequences of PFIC status and would result in an alternative treatment (such as mark-to-market treatment); however, we do not intend to provide the information necessary for U.S. Holders to make qualified electing fund elections if we are classified as a PFIC.

We are subject to ongoing costs and risks associated with determining whether our existing internal controls over financial reporting systems are compliant with Section 404 of the Sarbanes-Oxley Act, and if we fail to achieve and maintain adequate internal controls it could have a material adverse effect on our stated results of operations and harm our reputation.

We are required to comply with the internal control, evaluation, and certification requirements of Section 404 of the Sarbanes-Oxley Act and the Public Company Accounting Oversight Board. Unless we lose our status as an emerging growth company under the JOBS Act prior to the end of the fiscal year in which the fifth anniversary of our initial public offering occurred, we will not be required to obtain an auditor attestation under Section 404 of the Sarbanes-Oxley Act until the year ended December 31, 2019. However once we no longer qualify as an emerging growth company under the JOBS Act our independent registered public accounting firm will need to attest to the effectiveness of our internal control over financial reporting under Section 404.

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

Some of our operations in Israel, referred to as “Beneficiary Enterprises,” carry certain tax benefits under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law. Substantially all of our future income before taxes can be attributed to these programs. If we do not meet the requirements for maintaining these benefits or if our assumptions regarding the key elements affecting our tax rates are rejected by the tax authorities, they may be reduced or cancelled and the relevant operations would be subject to Israeli corporate tax at the standard rate, which is currently set at 25.0% for 2016 and thereafter. In addition to being subject to the standard corporate tax rate, we could be required to refund any tax benefits that we may receive in the future, plus interest and penalties thereon. Even if we continue to meet the relevant requirements, the tax benefits that our current “Beneficiary Enterprises” receive may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, as all of our Israeli operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by way of acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. For a discussion of our current tax obligations, see Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have received Israeli government grants for certain of our research and development activities and we may receive additional grants in the future. The terms of those grants restrict our ability to manufacture products or transfer technologies outside of Israel, and we may be required to pay penalties in such cases or upon the sale of our company.

From our inception through September 30, 2016, we received a total of $740,000 from the OCS. We may in the future apply to receive additional grants from the OCS to support our research and development activities. With respect to such grants we are committed to pay royalties at a rate of 3% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even after payment in full of these amounts, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 1984, or the R&D Law, and related regulations, with respect to those past grants. When a company develops know-how, technology or products using OCS grants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and the manufacturing or manufacturing rights of such products, technologies or know-how, without the prior approval of the OCS. Therefore, if aspects of our technologies are deemed to have been developed with OCS funding, the discretionary approval of an OCS committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. Furthermore, the OCS may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approvals at all.

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

We are incorporated in Israel. Although the majority of our directors and executive officers reside within the United States and most of the assets of these persons are also likely located within the United States, some of our directors and executive officers reside and may have the majority of their assets outside the United States. Additionally, most of our assets are located outside of the United States. Therefore, a judgment obtained against us, or those of our directors and executive officers residing outside of the United States, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by an Israeli court. It also may be difficult for you to effect service of process in the United States on those directors and executive officers residing outside of the United States or to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may be able to collect only limited, or may be unable to collect any, damages awarded by either a U.S. or foreign court.

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

ReWalk Robotics Ltd.

Date: November 3, 2016	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: November 3, 2016	By:	/s/ Kevin Hershberger
Kevin Hershberger
Chief Financial Officer
(Principal Financial and Accounting Officer)