Form 10-K
period 2016-12-31
ReWalk Robotics Ltd.
filed 2017-02-17
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Ordinary Shares held by non-affiliates of the Registrant based upon the closing price of the Ordinary Shares as reported by the Nasdaq Global Market on June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $59,417,492.

As of February 15, 2017, the Registrant had outstanding 16,351,009 Ordinary Shares, par value NIS 0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2017 Annual Meeting of Shareholders, which is to be filed within 120 days after the end of our 2016 fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

REWALK ROBOTICS LTD.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

i

Definitions and Introduction

Our legal and commercial name is ReWalk Robotics Ltd. We are a company limited by shares organized under the laws of the State of Israel and were founded in 2001. In September 2014, we listed our shares on the Nasdaq Global Market. We have irrevocably appointed ReWalk Robotics, Inc. as our agent to receive service of process in any action against us in any United States federal or state court. The address of ReWalk Robotics, Inc. is 200 Donald Lynch Blvd., Marlborough, Massachusetts 01752. As used herein, and unless the context clearly indicates otherwise, the terms “ReWalk”, “the Company”, “we”, “us”, “our” or “ours” refer to ReWalk Robotics Ltd. and its subsidiaries.
Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, or annual report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in this section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets, expand to new markets and achieve our planned expense reductions;

•
our management’s conclusion, and our independent registered public accounting firm’s statement in its opinion relating to our accompanying consolidated financial statements, that there is a substantial doubt as to our ability to continue as a going concern;

•	our ability to maintain and grow our reputation and the market acceptance of our products;

•	our ability to achieve reimbursement from third-party payors for our products;

•	our ability to repay our secured indebtedness;

•	our expectations as to our clinical research program and clinical results;

•	our expectations as to the results of and Food and Drug Administration’s, or the FDA’s, potential regulatory developments with respect to our mandatory post-market surveillance study;

•	the outcome of ongoing shareholder class action litigation relating to our initial public offering;

•	our ability to improve our products and develop new products;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	our ability to gain and maintain regulatory approvals;

•	our ability to use effectively the proceeds of our follow-on public offering of ordinary shares and warrants;

•	our ability to secure capital from our at-the-market equity distribution program based on the price range of our ordinary shares and conditions in the financial markets;

•	our ability to maintain relationships with existing customers and develop relationships with new customers; and,

ii

•	the risk that we are currently not in compliance with The Nasdaq Stock Market LLC's, or Nasdaq, continued listing requirements, which may cause us to be delisted.

The preceding list is not intended to be an exhaustive list of all of our statements. The statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements. In particular, you should consider the risks provided under “Part I. Item 1A. Risk Factors" in this annual report.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur.

These statements may also be found in the sections of this annual report titled “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors,” “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report.

You should not put undue reliance on any forward-looking statements. Any forward-looking statement in this annual report speaks only as of the date hereof. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this annual report, to conform these statements to actual results or to changes in our expectations.

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

iii

PART I

ITEM 1. BUSINESS

Overview
We are an innovative medical device company that is designing, developing and commercializing exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. We have developed and are continuing to commercialize ReWalk, an exoskeleton that uses our patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement.
Current ReWalk designs are intended for people with paraplegia, a spinal cord injury resulting in complete or incomplete paralysis of the legs, who have the use of their upper bodies and arms. We currently offer two products: ReWalk Personal and ReWalk Rehabilitation. ReWalk Personal is currently designed for everyday use by paraplegic individuals at home and in their communities, and is custom fitted for each user. ReWalk Rehabilitation is currently designed for use by paraplegia patients in the clinical rehabilitation environment, where it provides valuable exercise and therapy. It also enables individuals to evaluate their capacity for using ReWalk Personal in the future. In 2011, we launched ReWalk Rehabilitation for use in hospitals and rehabilitation centers in the United States and Europe. We began marketing ReWalk Personal in Europe with CE mark clearance at the end of 2012 and received U.S. Food and Drug Administration, or FDA, clearance to market it in the United States in June 2014. Additionally, we have received regulatory approval to sell the ReWalk device in other countries. In the future we intend to seek approval from the applicable regulatory agencies in other jurisdictions where we seek to market the ReWalk device.
ReWalk is a breakthrough product that can fundamentally change the health and life experiences of users. Designed for all-day use, ReWalk is battery-powered and consists of a light, wearable exoskeleton with integrated motors at the joints, an array of sensors and a computer-based control system to power knee and hip movement. ReWalk controls movement using subtle shifts in the user’s center of gravity. A forward tilt of the upper body is sensed by the system, which initiates the first step. Repeated body shifting generates a sequence of steps which allows a gait, that mimics a natural pattern of the legs with functional walking speed. Because the exoskeleton supports its own weight and facilitates the user’s gait, users do not expend unnecessary energy while walking. While ReWalk does not allow side-to-side actuation, users are able to turn by shifting their weight to the side. ReWalk also allows users to sit, stand and, depending on local regulatory approvals, climb and descend stairs. Use on stairs is not cleared by the FDA in the United States. ReWalk users are able to independently operate the devices, and most are able to put on and remove the devices by themselves. Our safety guidelines and FDA specifications, however, require users to be accompanied by a trained companion.
Published clinical studies demonstrate ReWalk’s ability to deliver a functional walking speed. In addition, our interim analysis of an ongoing clinical study and our experience working with healthcare practitioners and ReWalk users suggests that ReWalk has the potential to provide secondary health benefits. These benefits include reducing pain and spasticity, improving bowel and urinary tract function, body and bone composition, metabolism and physical fitness, reducing hospitalizations and dependence on medications, as well as emotional and psychological benefits. Because of these secondary medical benefits, we believe that ReWalk has the ability to reduce the lifetime healthcare costs of individuals with spinal cord injuries, making it economically attractive for individuals and third-party payors. We believe additional clinical studies currently underway and planned clinical studies will demonstrate these benefits. While we believe that ReWalk offers significant advantages over competing technologies and therapies, disadvantages include the time it takes for a user to put on ReWalk, the slower pace of ReWalk compared to a wheelchair, the weight of ReWalk when carried, which makes it more burdensome for a companion to transport than a wheelchair, and the requirement that users be accompanied by a trained companion.
Development of ReWalk took over a decade and was spurred by the experiences of our founder, Dr. Amit Goffer, who became a quadriplegic due to an accident. As of December 31, 2016, we had placed 112 units in use at rehabilitation centers and 214 personal units in a home or community use. Furthermore, 51 of the units we placed during the twelve months ended December 31, 2016 were paid for by insurance reimbursement.  In the near future, we expect growth in our sales and marketing expense will be driven by our continued investment in our reimbursement efforts, as we continue to pursue insurance claims on a case-by-case basis, manage claims through the review process and external appeals, and invest in efforts to expand coverage. As of December 31, 2016, there were 199 pending insurance claims relating to coverage for our product, compared to 90 as of December 31, 2015.
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

We expect to generate revenues from a combination of third-party payors, self-payors and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist for electronic exoskeleton technologies such as ReWalk, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the Veterans’ Administration, or the VA, issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy, is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of December 31, 2016, we had placed 14 units as part of the VA policy. Additionally, to date, several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases.
 Recent Developments

•
In the second quarter of 2016, we announced our collaboration with Harvard University’s Wyss Institute for Biologically Inspired Engineering, or "Harvard". Our collaboration with Harvard centers on the research, design, development and commercialization of lightweight exoskeleton system technologies for lower limb disabilities, which are intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. For more information see, “Research and Development” below.

•
On November 1, 2016, we closed our follow-on public offering of 3,250,000 units, each consisting of one ordinary share and 0.75 of a warrant to purchase one ordinary share. The Company's gross proceeds were $12.2 million. For more information see, “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations." and Note 8c(2) to our consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data”.

•
In early January 2017, we announced our plans to reduce our operating expenses by up to 30% as compared to 2016. These reductions will be achieved through a combination of targeted savings, including the completion of specific projects focused on quality improvement initiatives and efforts to reduce overall product cost, a realignment of and reduction in staffing to match the Company’s 2017 business goals, and a reduction in other corporate spending.

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
The NSCISC estimates as of 2016 that there were 282,000 people in the United States living with spinal cord injury or SCI, with an annual incidence of approximately 17,000 new cases per year. Approximately 42,000 of such patients are veterans, and are eligible for medical care and other benefits from the VA. With 24 VA spinal cord injury centers, the VA has the largest single network of spinal cord injury care in the United States.
The University of Alabama-Birmingham Department of Physical Medicine and Rehabilitation operates the NSCISC, which maintains the world’s largest database on spinal cord injury research. Between 2010 and 2015, motor vehicle crashes have been the leading cause of reported spinal cord injury cases (38%), followed by falls (31%), acts of violence (14%) and sports injuries (9%). Nearly 80% of spinal cord injuries occur among the male population. According to NSCISC data, upon hospital discharge, 87% of persons with spinal cord injuries are sent to private, non-institutional residence (in most cases, their homes prior to injury).
Based on information from a 2013 report by the NSCISC, 41.1% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Three published ReWalk trials for SCI patients had an aggregate screening acceptance rate of 79%considering all current FDA limitations, resulting in an estimated 33% of the total population of SCI patients being candidates for current ReWalk products. For important qualifying information about this determination, see “Part I. Item 1A. Risk Factors-The market for medical exoskeletons is new and unproven, and important assumptions about the potential market for our products may be inaccurate.”

Our Solutions
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
As discussed above, current ReWalk designs are intended for people with paraplegia who have the use of their upper bodies and arms. We currently offer two ReWalk products: ReWalk Personal and ReWalk Rehabilitation. For a breakdown of our revenues from sales of each of ReWalk Personal and ReWalk Rehabilitation, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

ReWalk Personal 6.0
•    ReWalk Personal: intended for everyday use at home, at work or in the community. We began marketing ReWalk Personal in Europe with CE mark clearance at the end of 2012. We received clearance to market ReWalk Personal in the United States in June 2014. ReWalk Personal units are all manufactured according to the same mechanical specifications. Each unit is then permanently sized to fit the individual user and the software is configured for the user’s specifications by the rehabilitation center, clinic or distributor.
•    ReWalk Rehabilitation: designed for the clinical rehabilitation environment, ReWalk Rehabilitation has adjustable sizing enabling multiple patient use. ReWalk Rehabilitation provides a valuable means of exercise and therapy. It also enables individuals to evaluate their capacity for using ReWalk Personal in the future. We began marketing ReWalk Rehabilitation for use in hospitals, rehabilitation centers and stand-alone training centers in the United States and Europe in 2011. ReWalk Rehabilitation units are all manufactured according to the same mechanical specifications and are equipped with adjustable sizing for multi-patient use and, software which can be configured for the user’s specifications.

Our analysis of published initial clinical studies and our experience working with health care practitioners and ReWalk users suggest that ReWalk has the potential to provide secondary health benefits. These benefits include reducing pain and spasticity and improving bowel and urinary tract function, body and bone composition, metabolism and physical fitness, as well as reducing hospitalizations and dependence on medications. Because of these secondary medical benefits, we believe that ReWalk has the ability to reduce the lifetime healthcare costs of individuals with spinal cord injuries, making it economically attractive for individuals, healthcare providers such as hospitals and rehabilitation centers, and third-party payors.

We intend to continue to develop future generations of ReWalk, with a range of improvements including additional functionality, more efficient drive mechanism, slimmer profile and lighter body, as well as other improvements.

Future Products

We plan to expand the designs and indications that we address beyond paraplegia to include other lower limb disabilities affecting gait and ability to walk, such as stroke, multiple sclerosis and cerebral palsy.
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
We are currently engaged in research and development efforts with Harvard University’s Wyss Institute for Biologically Inspired Engineering, to address the mobility needs of stroke, multiple sclerosis and cerebral palsy patients.

ReWalk soft suit exoskeleton
•    ReWalk soft suit exoskeleton: We are also developing ReWalk soft suit exoskeleton for individuals who have suffered a stroke. We expect to complete the development of this lightweight exosuit in the near future, at which time we will begin clinical testing and apply for regulatory clearances. We plan to commercialize the ReWalk stroke product in 2018.

Third-Party Reimbursements
United States
In the United States rehabilitation centers generally purchase the ReWalk Rehabilitation unit and then charge patients for ReWalk therapy on a per-session basis. These institutions may then seek reimbursement from insurance companies for each session.
In December 2015, the VA issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States.  The VA policy, is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury.
While no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among commercial insurance payors in the United States or elsewhere, reimbursement may be achieved on a case-by-case basis. To date, payments for the ReWalk Personal device have been made primarily through case-by-case determinations by third-party payors (including several private insurers in the United States), by self-payors and donations and, to a lesser extent, through the use of funds from insurance and/or accident settlements.
Generally, private insurance companies do not currently cover or provide reimbursement for any personal medical exoskeleton products, including ReWalk Personal, and are limited to case-by-case decisions. As of December 31, 2016, We had approximately 85 cases pending in the United States for insurance coverage decisions. For more information, see “Part I. Item 1A. Risk Factors-Risks Related to Our Business and Our Industry-We may fail to secure or maintain adequate insurance coverage or reimbursement for ReWalk by third-party payors….”
As part of our plan for growth, we intend to continue working with commercial insurance companies, health care practitioners, physicians, researchers, and the SCI community to support efforts to demonstrate the benefits and the case to support reimbursement of the ReWalk Personal device.
• We launched our post market surveillance study during the second quarter of 2016, and we also currently support clinical studies and academic publications that demonstrate the medical benefits of ReWalk. For more information on the post-market surveillance study, see “Part I. Item 1A. Risk Factors-Risks Related to Government Regulation-The FDA previously sent us letters regarding potential regulatory action for deficiencies in our mandatory post-market surveillance study on our ReWalk Personal 6.0….”

• In the future, we will pursue coverage through the Centers for Medicare and Medicaid Services, or CMS. We expect that it could take three to five years to receive a decision from CMS, but we believe that other sources of payment will be sufficient to support our business. For more information, see “Part I. Item 1A. Risk Factors-Risks Related to Our Business and Our Industry-We may fail to secure or maintain adequate insurance coverage or reimbursement for ReWalk by third-party payors….”
Western Europe
Reimbursement for ReWalk in Europe varies by country. While we are not aware of any public or private payor that regularly covers ReWalk for rehabilitation or personal use, third-party payors have provided reimbursement for our products in certain cases in Germany and Italy.
We are initially focusing our efforts in Europe in Germany where we continue to make progress toward achieving ReWalk coverage from the various government, private and worker's compensation payors. As there is currently no broad coverage policy in Germany, a patient who wishes to use ReWalk must apply for coverage. If such patient is denied, then such patient must appeal the decision in court, relying on supporting documentation from a health care provider and other medical evidence. As of December 31, 2016, there were 114 such cases pending in Germany, and we believe that these will eventually lead German insurers to provide coverage on a broad scale. We plan to continue to pursue this case-by-case strategy and expect that once the precedent for coverage is established, seeking coverage will become more routine. For more information, see “Part I, Item 1A. Risk Factors-We may fail to secure or maintain adequate insurance coverage or reimbursement for ReWalk by third-party payors, including the VA, which risk may be heightened if insurers find ReWalk to be investigational or experimental or if new government regulations change existing reimbursement policies.”
We continue to support clinical research and academic publications, which we believe will further support the case for coverage.
We are also pursuing reimbursement by private insurers and worker’s compensation in various European countries.
Other Funding Sources
In addition to being funded by third-party payors, including private insurance plans, government programs such as the VA, and Worker's Compensation, ReWalk is also funded by self-payors. Self-payors also include individuals who purchase ReWalk with funds from legal settlements with insurance companies or third parties.
Research and Development
We are committed to investing in a robust research and development program to enhance our current ReWalk products and to develop our pipeline of new and complementary products, and we believe that ongoing research and development efforts are essential to our success. Our research and development team includes engineers, researchers, marketing, quality, manufacturing, regulatory and clinical personnel, who work closely together to design, enhance and validate our technologies. This research and development team conceptualizes technologies and then builds and tests prototypes before refining and/or redesigning as necessary. Our regulatory and clinical personnel work in parallel with engineers and researchers, allowing us to anticipate and resolve potential issues at early stages in the development cycle.
We plan to focus our research and development efforts in the future by continually improving and expanding our functional technological platform, developing a lightweight “soft suit” exoskeleton device that will assist patients who had stroke or multiple sclerosis, developing our next generation of ReWalk with design improvements. and building upon our technological platform to address new medical indications that affect the ability to walk.
We conduct our research and development efforts at our facility in Yokneam, Israel. We believe that the close interaction among our research and development, marketing and manufacturing groups allows for timely and effective realization of our new product concepts.

Our research and development efforts have been financed, in part, through funding from the Israel Innovation Authority, or the IIA (formerly known as Office of the Chief Scientist in the Israel Ministry of Economy), and from the BIRD Foundation. From our inception through December 31, 2016, we received funding totaling $740,000 from the IIA and $500,000 from the BIRD Foundation. Our research and development expenses, net were approximately $9.0 million, $5.9 million and $8.6 million for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. For more information regarding our research and development financing arrangements and expenses, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Components of Our Statements of Operations - Operating Expenses," "—Liquidity and Capital Resources” and “—Grants and Other Funding.”

Research and Development Collaborations

On May 16, 2016, we entered into the Research Collaboration Agreement, or Collaboration Agreement, and the Exclusive License Agreement, or License Agreement, with Harvard. Under the Collaboration Agreement, we and Harvard agreed to collaborate on research regarding the development of lightweight soft suit exoskeleton system technologies for lower limb disabilities, which are intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. Under the Collaboration Agreement, we must pay Harvard quarterly installment payments to help fund the research. Subject to the terms of the Collaboration Agreement, Harvard and we are required to report our respective research results and findings to each other on a regular basis. The Collaboration Agreement governs ownership of the research results and inventions generated in performance of the research collaboration, and provides us the option to negotiate with Harvard for a license to certain new inventions of Harvard conceived in performance of the collaboration.

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

The Collaboration Agreement and License Agreement contain, as applicable, customary representations and warranties and customary enforcement, indemnification and insurance provisions. For further discussion of the Collaboration Agreement and License Agreement, see Note 9 to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Date.”

In September 2013, we entered into a strategic alliance with Yaskawa Electric Corporation, pursuant to which, among other arrangements, Yaskawa can apply its expertise in product and quality improvements to ReWalk. Yaskawa is a global leader in the fields of industrial robotics and automation, and we believe that this relationship provides us with opportunities for product improvement and increased product offerings in the future. For more information regarding our relationship with Yaskawa, see “—Sales and Marketing” and “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Clinical Studies
Multiple clinical studies, some of which are published in peer-reviewed journals, have been carried out to establish the effectiveness and benefits of ReWalk for individuals with spinal cord injuries. Certain of the benefits tested include:

•	reduced pain;

•	improved bowel and urinary tract function;

•	reduced spasticity;

•	increases in joint range of motion for the hip and ankle joints;

•	improved sleep and reduced fatigue;

•	increase in oxygen uptake and heart rate as a result of walking as opposed to sitting and standing;

•	ability to ambulate at a speed greater than 0.4 meters per second, which is considered to be conducive to outdoor related community ambulation; and

•	reduced hospitalizations.
Although study participants and other ReWalk users have reported the secondary health benefits listed above, currently there is no conclusive clinical data establishing any secondary health benefits of ReWalk.
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
Sales and Marketing
We market and sell our products directly to third party payors, institutions, including rehabilitation centers, individuals and through third-party distributors. We sell our products directly in Germany and the United States and primarily through distributors in our other markets. In our direct markets, we have established relationships with rehabilitation centers and the spinal cord injury community, and in our indirect markets, our distributors maintain these relationships. Sales of ReWalk Personal are generated primarily from the patient base at our rehabilitation centers, referrals through the spinal cord injury community and direct inquiries from potential users. One customer accounted for 33.3% and 14.8% of our total revenues for the years ended December 31, 2016 and 2015, respectively.
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
We are aware of a number of other companies developing competing technology and devices, and some of these competitors may have greater resources, greater name recognition, broader product lines, or larger customer bases than we do. Our principal competitors in the medical exoskeleton market consist of Ekso Bionics (OTC: EKSO), Rex Bionics (London Stock Exchange: RXB), Cyberdyne (Tokyo Stock Exchange: 7779), and Parker Hannifin (NYSE: PH). We believe we have key competitive advantages over these companies, such as our tilt-sensor technology that provides a self-initiated walking experience, more natural gait and faster functional walking speed, ReWalk’s ability to support its own weight and broad user specifications. ReWalk Personal is the first medical exoskeleton cleared by the FDA for personal use in the United States.

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
In addition to ReWalk's portfolio of issued patents and patent applications, the Company licenses certain patented technology from third party as described above under the "Research and Development" section.
As of February 1, 2017, we have five issued patents in the United States and one issued patent in Europe, as well as 24 pending patent applications in various countries around the world for our technology including the United states and Europe. As such, we have apparatus patent claims in the United States and Europe covering aspects of ReWalk and similar devices which use a plurality of sensors to empower tilt-sensor technology. In addition, in the United States, we have method patent claims covering certain methods of user activation and control of systems such as ReWalk, including by sensing the user's torso lean or weight shifts. While our apparatus claims focus on protecting ReWalk in terms of its physical and structural characteristics, we believe that our method claims, which protect the process behind how ReWalk is controlled by the user, provide additional protection for our tilt sensor technology. We do not currently license any of the technology contained in our products other than with respect to technology that is generally publicly available, but we may do so in the future.
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
The employment agreement of our founder and former President and Chief Technology Officer, Dr. Amit Goffer, provides that a patent pending relating to a standing wheelchair is his individual property and that he may independently engage in the development of a standing wheelchair. The agreement also provides that we and any of our affiliates or successors have the royalty-free right to the exclusive use in the field of exoskeletons of any intellectual property developed by Dr. Goffer, alone or jointly with others (whether or not as part of the development of a standing wheelchair and whether or not developed through a company), while he is our employee, consultant or board member and for three years thereafter. Mr. Goffer retired from serving as our President and Chief Technology Officer on November 18, 2015, and as a member of our board of directors on December 3, 2015. For more information, see “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.”
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

Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish “special controls.” These special controls can include performance standards, postmarket surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, only about 60 types of Class II devices are exempt from premarket notification. As a result, manufacturers of most Class II devices are required to submit to the FDA premarket notifications under Section 510(k) of the FFDCA requesting classification of their devices in order to market or commercially distribute those devices. To obtain a 510(k), a substantial equivalence determination for their devices, manufacturers must submit to the FDA premarket notifications demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, or PMA, meaning, (i) a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, (ii) a device that has been reclassified from Class III to Class II or I, or (iii) a device that was found substantially equivalent through the 510(k) process. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the device is not “substantially equivalent” to a previously cleared device, the device is automatically a Class III device. The device sponsor must then fulfill more rigorous premarket approval requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for medical devices that are low to moderate risk, but are not substantially equivalent to a predicate device.
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

In June 2014, the FDA granted our petition for “de novo” classification, which provides a route to market for medical devices that are low to moderate risk, but are not substantially equivalent to a predicate device, and classified ReWalk as Class II subject to special controls. The ReWalk is intended to enable individuals with spinal cord injuries to perform ambulatory functions under supervision of a specially trained companion, and inside rehabilitation institutions. The special controls established in the de novo order include the following: compliance with medical device consensus standards; clinical testing to demonstrate safe and effective use considering the level of supervision necessary and the use environment; non-clinical performance testing, including durability testing to demonstrate that the device performs as intended under anticipated conditions of use; a training program; and labeling related to device use and user training. The special controls of this de novo order also apply to competing products seeking FDA clearance. For more information, see Part I. Item 1. Risk Factors-Risks Related to Government Regulation-We are subject to extensive governmental regulations relating to the manufacturing, labeling and marketing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.
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

•
medical device reporting regulations that require manufacturers to report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and corrections and removal reporting regulations that require manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health.

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
As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. If the FDA believes we or any of our contract manufacturers are not in compliance with the quality system requirements, or other postmarket requirements, it has significant enforcement authority. Specifically, if the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement or refunds;

•	recalls, withdrawals, or administrative detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying requests for 510(k) marketing clearance or approval of pre-market approval applications relating to new products or modified products;

•	reclassifying a 510(k) cleared device or withdrawing PMA approval;

•	refusal to grant export approvals for our products; or

•	pursuing criminal prosecution.
Any such action by the FDA would have a material adverse effect on our business. In addition, these regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, we anticipate these factors in our product development processes.

Regulation outside of the U.S.
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
Foreign sales outside of the E.U. are subject to the foreign government regulations of the relevant jurisdiction, and we must obtain approval by the appropriate regulatory authorities before we can commence clinical trials or marketing activities in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required to obtain a marketing authorization in the Unites States or the E.U. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the PPACA provides that the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The PPACA also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals. Device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. A number of provisions of PPACA also reflect increased focus on and funding of healthcare fraud enforcement.
Recently, the U.S. House of Representatives and Senate passed legislation, which, if signed into law, would repeal certain aspects of the PPACA. Further, on January 20, 2017, U.S. President Donald Trump signed an executive order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the PPACA that are repealed. Thus, in light of the stated policies of the new U.S. presidential administration, there is uncertainty with respect to the impact, if any, on the provisions of the PPACA affecting us. While any legislative and regulatory changes will likely take time to develop, and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Employees
As of December 31, 2016, we had 94 employees (including full-time and hourly employees), of whom 36 are located in the United States, 41 were located in Israel and 17 were located in Germany. As of December 31, 2015, we had 87 employees, of whom 32 were located in the United States, 39 were located in Israel and 16 are located in Germany, and as of December 31, 2014, we had 66 employees, of whom 20 were located in the United States, 33 were located in Israel and 13 were located in Germany. The majority of our employees are, and have been, engaged in sales and marketing and research and development activities. We do not employ a significant number of temporary or part time employees. In early January 2017 we announced our plans to reduce our operating expenses by up to 30% and therefore the total number of employees remaining after the finalizing the process is 70 worldwide.
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

Financial Information about Geographic Areas and Significant Customer Information

The following table sets forth the geographical breakdown of our revenues for each of the years ended December 31, 2016, 2015, 2014:

	Year Ended December 31,
	2016	2015	2014
Revenues based on customer’s location:
Israel	$—	$—	$—
United States	3,741	2,439	2,186
Europe	1,144	820	1,254
Asia-Pacific	984	487	511

Total revenues	$5,869	$3,746	$3,951

Additional discussion of financial information by reportable segment and geographic area and sales in excess of 10% of total revenues to certain of our customers is contained in Note 12 to our consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report.

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

In addition, while several private insurers in the United States have provided reimbursement for ReWalk in certain cases to date, health insurance companies and other third-party payors in the future may not deliver adequate coverage or reimbursement for our products. The VA may also cancel or materially curtail its current policy of providing coverage in the United States for qualifying individuals who have suffered spinal cord injury, or we may not place enough units through the VA to make our sales profitable under the VA policy. Additionally, any future government measures to restrict healthcare spending could limit or eliminate our ability to provide products to, and gain revenues from, the VA. We may be unable to sell ReWalk systems on a profitable basis if third-party payors deny coverage, limit reimbursement or reduce their levels of payment, or if our costs of production increase faster than increases in reimbursement levels. In addition, we may not obtain coverage and reimbursement approvals in a timely manner. Our failure to receive such approvals would negatively impact market acceptance of ReWalk.

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

We have concluded that there are substantial doubts as to our ability to continue as a going concern.
We have incurred accumulated losses in the amount of $106.5 million as of December 31, 2016 and further losses are anticipated in the development of our business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under the Company's ATM Offering Program, other future issuances of equity and debt securities, or through a combination of the foregoing. The financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors also included an explanatory paragraph to their audit opinion relating to our accompanying consolidated financial statements for the fiscal year ended December 31, 2016 regarding the substantial doubts about the Company's ability to continue as a going concern.

If we cannot raise the required funds on acceptable terms, we may be forced to substantially curtail our current operations or cease operations altogether. Further, external perceptions regarding our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations or require us to obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors and suppliers. As such, our failure to continue as a going concern could harm our business, operating results and financial position and severely affect the value of your investment.

We may not have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products. Future equity financings or borrowings may also dilute our shareholders or place us under restrictive covenants limiting our ability to operate.
Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations. We intend to finance operating costs over the next 12 months with existing cash on hand, issuances under our ATM Offering Program or other future issuances of equity and debt securities or through a combination of the foregoing. We are party to a loan agreement, dated December 30, 2015 (the Loan Agreement), with Kreos Capital V (Expert Fund) Limited (Kreos), providing us a line of credit in the amount of $20.0 million. As of December 31, 2016 we had drawn down the full $20.0 million under the Loan Agreement, consisting of borrowings of $12.0 million on January 4, 2016 and $8.0 million on December 28, 2016 at an interest rate of 10.75%. We also issued to Kreos a warrant to purchase up to 119,295 of our ordinary shares at an exercise price of $9.64 per share. Pursuant to our ATM Offering Program, we may offer and sell from time to time ordinary shares with an aggregate offering price of up to $25 million pursuant to an equity distribution agreement with Piper Jaffray & Co. dated May 10, 2016. As of December 31, 2016, we had sold 692,062 ordinary shares under our ATM Offering Program, resulting in net proceeds of $4.1 million, after deducting commissions, fees and expenses. On November 1, 2016, we closed a separate follow-on public offering of 3,250,000 units, each consisting of one ordinary share and 0.75 of a warrant to purchase one ordinary share. We raised approximately $11.1 million from this offering, after deducting commissions, fees and expenses, and plan to use the ATM Offering Program opportunistically now that the lock-up period has expired for the underwriting agreement for the November follow-on offering.
We may need to seek additional sources of financing if we require more funds than anticipated during the next twelve months or in later periods, including if we cannot make our loan repayments under our Loan Agreement with Kreos, or if we cannot raise sufficient funds from equity issuances, such as the ATM Offering Program. Depending on the circumstances, this could potentially require us to borrow additional funds, sell or license our assets or sell additional equity securities in private placements or public offerings to pursue strategic transactions, such as the sale of our business or all or substantially all of our assets. Moreover, even if we believe we have sufficient funds for our current or future operating plans, we may choose to raise additional capital due to market conditions or strategic considerations. Any sale of additional equity may result in dilution to our shareholders and agreements governing any borrowing arrangement may also contain covenants that could restrict our operations. If we are unable to obtain additional funds on reasonable terms, our business and results of operations could be materially harmed.

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

We obtained FDA clearance for our ReWalk Personal device in June 2014. This clearance permits us to market the device for use by individuals with spinal cord injury at levels T7 to L5 and for use by individuals in rehabilitation institutions with spinal cord injury at levels T4 to L5. The FDA’s clearance requires users of the device to meet the following criteria: healthy hands and shoulders that can support crutches, healthy bone density, no skeletal fractures, in good general health, ability to stand with a stander device, weight of less than 220 pounds/100 kilograms and height between 5 feet 3 inches and 6 feet 2 inches/1.60 meters and 1.88 meters. Additionally, the FDA clearance contraindicates psychiatric or cognitive conditions that could interfere with a user’s proper operation of the device and various other clinical conditions, including pregnancy, severe concurrent medical diseases, a history of severe neurological injuries other than spinal cord injury, impaired joint mobility, unhealed limbs or pelvic fractures or unstable spine, severe spasticity and significant and chronic loss of joint mobility due to structural changes in non-bony tissue. Future products for those with paraplegia or other mobility impairments or spinal cord injuries may have the same or other restrictions.

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

The NSCISC estimates that as of 2016 there were 282,000 people in the United States living with SCI, and that the annual incidence of SCI cases is approximately 17,000 new cases per year. Based on information from a 2015 report by the NSCISC, 41.1% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Three published ReWalk trials with respect to such eligible SCI patients had an aggregate screening acceptance rate of 79% considering all current FDA limitations, resulting in an estimated 33% of the total population of SCI patents being candidates for current ReWalk products. For more information on our expectations regarding these plans, see “-Our future growth and operating results will depend on our ability to develop and commercialize new products and penetrate new markets” below.

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

We may fail to secure or maintain adequate insurance coverage or reimbursement for ReWalk by third-party payors, including the VA, which risk may be heightened if insurers find ReWalk to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenues that are high enough to allow us to sell our products profitably.

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

Generally, private insurance companies do not cover or provide reimbursement for any medical exoskeleton products for personal use, including ReWalk Personal, and may ultimately provide no coverage at all. Additionally, there is limited clinical data related to ReWalk, and third-party payors may consider use of ReWalk to be experimental and therefore refuse to cover it. For example, Aetna has determined that certain lower-limb prostheses, including ReWalk, are experimental and investigational because there is inadequate evidence of their effectiveness. Additionally, the majority of independent medical review decisions made following the denial of ReWalk coverage have determined that ReWalk is experimental and/or investigational, citing a lack of clinical data.

Many private third-party payors use coverage decisions and payment amounts determined by the Center for Medicare and Medicaid Services, or the CMS, which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. In the future, we intend to pursue reimbursement coverage from CMS. While we believe that a positive response from CMS will broaden coverage by private insurers, we expect that it could take three to five years to receive a decision from CMS. Even with a positive decision from CMS regarding ReWalk Personal, future action by CMS or other government agencies may diminish possible payments to physicians, outpatient centers and/or hospitals that purchase ReWalk Rehabilitation, and possible payments to individuals who purchase ReWalk Personal. Additionally, a decision by CMS to provide reimbursement could influence other payors, including private insurers. If CMS declines to provide for reimbursements of ReWalk or if its reimbursement price is lower than that of other payors, ReWalk may not be reimbursed at a cost-effective level or at all. Those private third-party payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for purchase of ReWalk, or use of ReWalk Rehabilitation at a hospital or rehabilitation center. In addition, we expect that the purchase of ReWalk Rehabilitation systems will require the approval of senior management at hospitals or rehabilitation facilities, inclusion in the hospitals’ or rehabilitation facilities’ budget process for capital expenditures, and in the case of ReWalk Personal, fundraising and financial planning or assistance.

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

Future legislation could result in modifications to the existing public and private health care insurance systems that would have a material adverse effect on the reimbursement policies discussed above. It is uncertain what impact the new U.S. presidential administration will have on healthcare spending. If enacted and implemented, any measures to restrict health care spending could result in decreased revenue from our products and decrease potential returns from our research and development initiatives.

We have a limited operating history upon which you can evaluate our business plan and prospects.

Although we were incorporated in 2001, we did not begin selling ReWalk Rehabilitation until 2011, and we did not begin selling ReWalk Personal in Europe until 2012. We began selling ReWalk Personal in the United States in the third quarter of 2014, as we received FDA clearance to do so in June 2014. Therefore, we have limited operating history upon which you can evaluate our business plan and prospects. Our business plan and prospects must be considered in light of the potential problems, delays, uncertainties and complications encountered in connection with a more newly established business. The risks include, but are not limited to, that:

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

If we are unable to leverage and expand our sales, marketing and training infrastructure, including in light of our announced plan to reduce corporate spending, we may fail to increase our sales.

A key element of our long-term business strategy is the continued enhancement of our sales and marketing infrastructure, through the training, retaining and motivating of skilled sales and marketing representatives with industry experience and knowledge. In order to continue growing our business efficiently, we must coordinate the development of this infrastructure with the timing of regulatory approvals, decisions regarding reimbursements, and other factors in various geographies. Managing and maintaining our sales and marketing infrastructure is expensive and time consuming, and an inability to leverage such an organization effectively, or in coordination with regulatory or other developments, could inhibit potential sales and the penetration and adoption of ReWalk into both existing and new markets. In addition, as previously announced, we have set a goal to reduce total operating expenses in 2017 by up to 30% as compared to 2016, in part through a realignment of and reduction in staffing to match our 2017 business goals. As we move forward with these plans, we intend to continue funding field sales, service and training efforts for our ReWalk products. However, certain decisions we make regarding staffing in these areas in our efforts to decrease expenses could have unintended negative effects on our revenues, such as by weakening our sales infrastructure and/or harming the quality of our customer service.

Additionally, we expect to face significant challenges as we manage and continue to improve our sales and marketing infrastructure and work to retain the individuals who make up those networks. Newly hired sales representatives require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, if we are not able to retain, subject to our plans to cut operating expenses, and continue to recruit our network of internal trainers, we may not be able to successfully train customers on the use of ReWalk, which could inhibit new sales and harm our reputation. If we are unable to expand our sales, marketing and training capabilities, we may not be able to effectively commercialize ReWalk, or enhance the strength of our brand, which could have a material adverse effect on our operating results.

The health benefits of ReWalk have not been substantiated by long-term clinical data, which could limit sales.

Although study participants and other ReWalk users have reported the secondary health benefits such as a reduction in pain and spasticity, improved bowel and urinary tract functions and emotional and psychosocial benefits, among others, currently there is no conclusive clinical data establishing any secondary health benefits of ReWalk.

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

We are currently engaged in research and development efforts to address the needs of patients with mobility impairments besides paraplegia, such as stroke and multiple sclerosis, and, in the future, we plan to address these needs in elderly assistance and cerebral palsy. For more information, see Part I. Item 1. Business - Future Products. In addition to other research and development projects, we collaborate with Harvard University’s Wyss Institute for Biologically Inspired Engineering to design, research and develop lightweight exoskeleton system technologies for lower limb disabilities intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. As part of the collaboration, Harvard has also licensed to us certain of its intellectual property relating to lightweight exoskeleton system technologies for lower limb disabilities. We are obligated to use commercially reasonable efforts to develop products under the license in accordance with an agreed-upon development plan and to introduce and market such products commercially.

We expect that a portion of our revenues will be derived, in the next few years, from new products we create for use by individuals suffering from a stroke or multiple sclerosis, and, in later years, from other new products of ours aimed at addressing other medical indications which affect the ability to walk, including elderly assistance and cerebral palsy. As such, our future results will depend on our ability to successfully develop and commercialize such new products. We cannot ensure you that we will be able to introduce new products, products currently under development and products contemplated for future development for additional indications in a timely manner, or at all. Harvard may also terminate its license agreement with us if we fail to obtain the requisite insurance, become insolvent or do not meet certain developmental milestones with respect to the products we develop using the patents licensed to us. Any such termination of this aspect of the collaboration with Harvard could impair our research and development efforts into lightweight exoskeleton system technologies for lower limb disabilities. In addition, we may not be able to clinically demonstrate the medical benefits of our products for new indications, and we do not yet have any clinical data demonstrating the benefits of our products for indications other than paraplegia. We may also be unable to gain necessary regulatory approvals to enable us to market new products for additional indications or the regulatory process may be more costly and time consuming than expected.

Even if we are successful in the design and development of new products, our growth and results of operations will depend on our ability to penetrate new markets and gain acceptance by non-spinal cord injury markets such as the stroke and multiple sclerosis communities, and, in the longer term, elderly assist and cerebral palsy patients. We may not be able to gain such market acceptance in these communities in a timely manner, or at all.

While our new products currently under development will share some aspects of the core technology platform in our current products, their design features and components may differ from our current products. Accordingly, these products will also be subject to the risks described above under “-We rely on sales of our ReWalk systems and related service contracts and extended warranties for our revenue, and we may not be able to achieve or maintain market acceptance or to generate sufficient revenues from such contracts.” To the extent we are unable to successfully develop and commercialize products to address indications other than paraplegia, we will not meet our projected results of operations and future growth.

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

We have experienced operating losses since our inception in 2001. We expect that we will continue to incur losses for the near term we continue to commercialize our ReWalk systems and pursue certain research and development initiatives.

Additionally, as a domestic Exchange Act reporting company, we have faced, and may continue to face, higher regulatory, compliance and financial costs than those we incurred as a foreign private issuer due to the increased reporting requirements applicable to domestic issuers, and our general and administrative expenses could increase.

As previously announced, we have set a goal to reduce total operating expenses in 2017 by up to 30% as compared to 2016. These reductions will be achieved through a combination of targeted savings: the completion of specific projects focused on quality improvement initiatives and efforts to reduce overall product cost; a realignment of and reduction in staffing to match our 2017 business goals; and a reduction in other corporate spending. We intend to continue funding reimbursement efforts, clinical studies to expand data on the effectiveness of the SCI products, field sales, service and training efforts for the ReWalk system and the commercialization pathway for the Stroke Softsuit program. However, if we are unable to cut expenses effectively and decrease our net losses, or if we are otherwise unable to reduce our cash usage from operations, the value of your investment may be adversely affected. Our management has also concluded, and our auditors have added an explanatory paragraph to their audit opinion relating to our accompanying consolidated financial statements for the fiscal year ended December 31, 2016, that there is a substantial doubt about our ability to continue as a going concern.Our ability to continue as a going concern depends upon our accessing the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise the required funds on acceptable terms, we may be forced to substantially curtail our current operations or to cease operations altogether. For more information, see -“ We have concluded that there are substantial doubts as to our ability to continue as a going concern.”

In the event that we default under the Loan Agreement with Kreos, Kreos could foreclose on its lien and take possession over all of our assets.

On December 30, 2015, we entered into the Loan Agreement with Kreos, pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. On January 4, 2016, we drew down $12.0 million and on December 28, 2016, we drew down the remaining $8.0 million. The principal amount of each drawdown is repayable monthly over a period of 24 months commencing 12 months after the applicable drawdown date, which period will be extended to 36 months if we raise $20.0 million or more in connection with the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) before the respective 24-month period expires. Interest on each drawdown is payable monthly in arrears at a rate of 10.75% per year from the applicable drawdown date through the date on which all such principal is repaid.

Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including intellectual property and equity interests in our subsidiaries, subject to certain permitted security interests. For more information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and “Part II. Item 8.  Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements.” In the event that we are unable to make the interest payments when due under the Loan Agreement or to pay the outstanding principal amount following the termination of the Loan Agreement, Kreos could take actions under the Loan Agreement and seek to take possession of or sell our assets to satisfy our obligations thereunder. Any of these actions would have an immediate material adverse effect on our business, operating results and financial condition.

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

All manufacturing and assembly of our products is conducted at a single facility of our contract manufacturer, Sanmina, located in Ma’alot, Israel. Accordingly, we are highly dependent on the uninterrupted and efficient operation of this facility. If operations at this facility were to be disrupted as a result of equipment failures, earthquakes and other natural disasters, fires, accidents, work stoppages, power outages, acts of war or terrorism or other reasons, our business, financial condition and results of operations could be materially adversely affected. In particular, this facility is located in the north of Israel within range of rockets that have from time to time been fired into the country during armed conflicts with Hezbollah in Lebanon. Although our manufacturing and assembly operations could be transferred elsewhere, either in-house or to an alternative Sanmina facility, the process of relocating these operations would cause delays in production. Lost sales or increased costs that we may experience during the disruption, or a forced relocation, of operations may not be recoverable under our insurance policies, and longer-term business disruptions could result in a loss of customers. If this were to occur, our business, financial condition and operations could be materially negatively impacted. Additionally, our reliance on Sanmina as a contract manufacturer makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

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

When an exoskeleton is used by a paralyzed individual to walk, the individual relies completely on the exoskeleton to hold him or her upright. In addition, ReWalk incorporates sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. If any part of ReWalk’s hardware or software were to fail, the user could experience death or serious injury. Additionally, users may not use ReWalk in accordance with safety protocols and training, which could enhance the risk of death or injury. Any such occurrence could cause delay in market acceptance of ReWalk, damage to our reputation, additional regulatory filings, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

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

In order to increase our sales and our market share in the exoskeleton market, we must enhance and broaden our research and development efforts and product offerings in response to the evolving demands of people with paraplegia or paralysis and healthcare providers, as well as competitive technologies. We are also currently involved in research and development efforts directed to the needs of patients with other mobility impairments, such as stroke and multiple sclerosis. In the future, we plan to address these needs in elderly assistance and cerebral palsy. We may not be successful in developing, obtaining regulatory approval for, or marketing our currently proposed products and products proposed to be created in the future. In addition, notwithstanding our market research efforts, our future products may not be accepted by consumers, their caregivers, healthcare providers or third-party payors who reimburse consumers for our products. The success of any proposed product offerings will depend on numerous factors, including our ability to:

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

The U.S. dollar is our functional and reporting currency. In 2015 and 2016, most of our revenues were denominated in U.S. dollars and the remainder of our revenues was denominated in euros and British pound, and most of our expenses were denominated in U.S. dollars and the remainder of our expenses were denominated in NIS and euros. Throughout 2017, we expect that the denominations of our revenues and expenses will be consistent with what we experienced in 2016 and 2015. Accordingly, any appreciation of the NIS or Euro relative to the U.S. dollar would adversely impact our net loss or net income, if any. For example, we are exposed to the risks that the shekel may appreciate relative to the dollar, or, if the shekel instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the shekel, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected.

We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the shekel against the dollar. For example, while the shekel appreciated against the dollar at a rate of approximately 1.5% during the fiscal year of 2016, the rate of devaluation of the shekel against the dollar was approximately 0.3% and 12.0% in 2015 and 2014, respectively. In 2015 and 2014, this had the effect of increasing the dollar cost of our operations in Israel. If the dollar cost of our operations in Israel increases once again, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

We have in the past engaged in limited hedging activities, and we may enter into other hedging arrangements with financial institutions from time to time. Any hedging strategies that we may implement in the future to mitigate currency risks, such as forward contracts, options and foreign exchange swaps related to transaction exposures may not eliminate our exposure to foreign exchange fluctuations. For further information, see “Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk” "The economic effects of Brexit may affect relationships with existing and future customers and could have an adverse impact on our business and operating results."  below.

The economic effects of "Brexit" may affect relationships with existing and future customers and could have an adverse impact on our business and operating results.
On June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit from the European Union ("E.U."), commonly referred to as "Brexit." On February 8, 2017, the U.K.’s House of Commons approved a bill authorizing the government to start exit talks with the European Union. The impact on us from Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.
As a result, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British pound as compared to the U.S. dollar. A potential devaluation of the local currencies of our international buyers relative to the U.S. dollar may impair the purchasing power of our international buyers and could cause international buyers to decrease their participation in our marketplaces or use of our services.
Further, volatility in exchange rates resulting from Brexit is expected to continue in the short term as the U.K. negotiates its exit from the E.U. We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.
Finally, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
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

We are subject to securities class action lawsuits against us that may result in an adverse outcome.

Between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired our ordinary shares pursuant and/or traceable to our registration statement on Form F-1 (File No. 333-197344) used in connection with our initial public offering, or our IPO, were commenced in the Superior Court of the State of California, County of San Mateo, the Superior Court of the Commonwealth of Massachusetts, Suffolk County, the United States District Court for the Northern District of California, and the United States District Court for the District of Massachusetts.The actions involve claims under various sections of the Securities Act against us, certain of our current and former directors and officers, the underwriters of our IPO and certain entities referred to by plaintiffs as the “Venture Capital Defendants.” Although the four actions commenced in the Superior Court of the State of California, County of San Mateo have been dismissed for lack of personal jurisdiction, the four actions commenced in the other forums remain pending (two of which have been consolidated). For more information, see “Part I. Item 3- Legal Proceedings.”

We are generally required, to the extent permitted by Israeli law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. We also have certain contractual indemnification obligations to the underwriters of our IPO regarding the securities class action lawsuits. While a certain amount of insurance coverage is available for expenses or losses associated with these lawsuits, this coverage may not be sufficient. Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in our consolidated balance sheets. Although we plan to defend against these lawsuits vigorously, there can be no assurances that a favorable final outcome will be obtained. These lawsuits or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a materially adverse impact on our financial position, results of operations and cash flows.

U.S. healthcare reform measures and other recent legislative initiatives could adversely affect our business.
Recently, the U.S. House of Representatives and Senate passed legislation, which, if signed into law, would repeal certain aspects of the PPACA. Further, on January 20, 2017, U.S. President Donald Trump signed an executive order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the PPACA that are repealed.
Healthcare reforms stemming from the repeal of, and potential replacement for, the PPACA may result in more rigorous coverage criteria and lower reimbursement among regulated third-party payors, and in additional downward pressure on the prices that we receive for sales of our device. Any reduction in reimbursement from Medicare or other government-funded federal programs, including the VA, or state healthcare programs could lead to a similar reduction in payments from private commercial payors. The implementation of cost containment measures or other healthcare reforms may thus prevent us from being able to generate revenue, attain profitability or further commercialize our existing or future ReWalk devices.
We are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaboration agreements for the further development and commercialization of our programs and products.

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

On September 30, 2015, we received a warning letter, or the September 2015 Letter, from the FDA citing deficiencies in our protocol for a post-market surveillance study of our ReWalk Personal and our failure to initiate a post-market study by the September 28, 2015 deadline. Between June 2014 and our receipt of the September 2015 Letter, we submitted our post-market study protocol to the FDA, amended the protocol in response to the FDA’s subsequent request and proposed additional amendments to enhance the protocol after the FDA notified us that our subsequently-amended protocol was still deficient. While we responded to the FDA’s requests throughout this period, we did not submit all of our responses on a timely basis. The September 2015 Letter warned that the FDA could take regulatory action against us for violations of Section 522 of the FFDCA based on the late post-market study and allegedly deficient protocol for that study. In February 2016, the FDA sent us an additional information request, or the February 2016 Letter, requesting additional changes to our post-market surveillance study protocol and asking that we comply within 30 days. This letter also discussed the FDA’s request, as modified in our later discussions with the FDA, for a new pre-market notification for our ReWalk device linked to what the FDA viewed as changes to a computer included with the device, or the special 510(k).

In late March 2016, following our multiple discussions with the FDA, including an in-person meeting, the FDA confirmed that the agency would apply enforcement discretion to continued marketing of the ReWalk device conditioned upon our submitting a special 510(k) by April 8, 2016, and initiating our post-market surveillance study by June 1, 2016. The special 510(k) was submitted on April 8, 2016, and the FDA’s substantial equivalence determination was received by us on July 22, 2016, granting us permission to continue marketing the ReWalk device. Additionally, we submitted a protocol to the FDA for the post-market surveillance study that was approved by the agency on May 5, 2016. We began the study on June 13, 2016, with Stanford University as the lead investigational site. On August 18, 2016, the FDA sent us a letter stating that, based on its evaluation of our corrective and preventive actions in response to the September 2015 Letter, we had adequately addressed the violations cited in the September 2015 Letter. Our post-market surveillance study is currently ongoing, and we have provided the FDA with the required periodic reports on the study’s progress, in a few cases with delay. We intend to continue providing the FDA with such reports on a timely basis going forward.

We expect we will be able to respond promptly to the FDA’s further requests related to the post-market surveillance study based on significant additions in staffing aimed at addressing a need for greater internal clinical and regulatory resources.  However, if we are unable to satisfy this timing or if the results of our post-market surveillance study are not as favorable as we expect, the FDA may issue additional warning letters to us, may impose limitations on the labeling of our device or may require us to stop marketing the ReWalk Personal device in the United States. We derived 64% of our revenues in 2016 from sales of the ReWalk device in the United States and, if we are required to market a previous version of the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

We are subject to extensive governmental regulations relating to the manufacturing, labeling and marketing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.

Our medical products and manufacturing operations are subject to regulation by the FDA, the European Union, and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, storage, installation, servicing, advertising, promoting, marketing, distribution, import, export and market surveillance of ReWalk.

Our products are regulated as medical devices in the United States under the FFDCA as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes (Class I, Class II or Class III) depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. For more information, see “Part I. Item 1. Business-Government Regulation” above.

In June 2014, the FDA granted our petition for “de novo” classification, which provides a route to market for medical devices that are low to moderate risk, but are not substantially equivalent to a predicate device, and classified ReWalk as Class II subject to certain special controls. The ReWalk is intended to enable individuals with spinal cord injuries to perform ambulatory functions under supervision of a specially trained companion, and inside rehabilitation institutions. The special controls established in the de novo order include the following: compliance with medical device consensus standards; clinical testing to demonstrate safe and effective use considering the level of supervision necessary and the use environment; non-clinical performance testing, including durability testing to demonstrate that the device performs as intended under anticipated conditions of use; a training program; and labeling related to device use and user training. In order for us to market ReWalk, we must comply with both general controls, including controls related to quality, facility registration, reporting of adverse events and labeling, and the special controls established for the device. Failure to comply with the general and special controls could lead to removal of ReWalk from the market, which would have a material adverse effect on our business.

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

We, Sanmina and some of our suppliers are required to comply with the FDA’s QSR which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We, Sanmina and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we or our distributors market our products abroad. We continue to monitor our quality management in order to improve our overall level of compliance. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If our facilities or those of Sanmina or our suppliers are found to be in violation of applicable laws and regulations, or if we, Sanmina or our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement or refunds;

•	operating restrictions or partial suspension or total shutdown of production;

•	recalls, withdrawals, or administrative detention or seizure of our products;

•	refusing or delaying requests for 510(k) marketing clearance or approval of pre-market approval applications relating to new products or modified products;

•	reclassifying a 510(k) cleared device or withdrawing a PMA approval;

•	refusing to provide Certificates for Foreign Government;

•	refusing to grant export approval for our products; or

•	pursuing criminal prosecution.

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

Medical device companies such as ours have faced lawsuits and investigations pertaining to alleged violations of numerous statutes and regulations, including anti-corruption laws and health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute and the U.S. Foreign Corrupt Practices Act, or the FCPA. See Item 1. “Business-Government Regulation” above.  U.S. federal and state laws, including the federal Physician Payments Sunshine Act, or the Sunshine Act, and the implementation of Open Payments regulations under the Sunshine Act, require medical device companies to disclose certain payments or other transfers of value made to healthcare providers and teaching hospitals or funds spent on marketing and promotion of medical device products. It is widely believed that public reporting under the Sunshine Act and implementing Open Payments regulations results in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals. These anti-kickback, anti-bribery, public reporting and aggregate spending laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, rehabilitation centers, physicians or other potential purchasers or users of ReWalk. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. If we are in violation of any of these requirements or any actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal healthcare programs or other sanctions.

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

As a U.S. public company, we are subject to various regulatory and reporting requirements, including those imposed by the SEC, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations. Additionally, our medical products and manufacturing operations are regulated by the FDA, the European Union and other governmental authorities both inside and outside of the United States. Compliance with the rules and regulations applicable to us as a publicly traded company in the United States and medical device manufacturer has greatly increased, and may continue to increase, our legal, general and administrative and financial compliance costs and has made, and may continue to make, some activities more difficult, time-consuming or costly. Additionally, these regulatory requirements have diverted, and may continue to divert, management’s attention from revenue-generating activities and may increase demands on management’s already-limited resources.

Our management team consists of few employees, as the majority of our employees are engaged in sales and marketing and research and development activities. As part of our previously announced plan to reduce our operating expenses by up to 30% in 2017 as compared to 2016, in the first quarter of 2017, we reduced the number of employees to 70 worldwide, including in areas such as finance and information technology, which could affect our ability to comply with various regulations facing us as a public company. In light of such constraints on its time, personnel and finances, our management may not be able to implement programs and policies in an effective and timely manner to respond adequately to the heightened legal, regulatory and reporting requirements applicable to us. In the past, for example, we have not always been able to respond on a timely basis to requests from regulators, although we have not to date experienced any long-term material adverse consequences as a result. For more information, see “-The FDA previously sent us letters regarding potential regulatory action for deficiencies in our mandatory post-market surveillance study on our ReWalk Personal 6.0…” above. Similar deficiencies, weaknesses or lack of compliance with public company, medical device and other regulations could harm our reputation in the capital markets or for quality and safety, negatively affect our ability to maintain our public company status and to develop, commercialize or continue selling our products on a timely and effective basis, and cause us to incur sanctions, including fines, injunctions and penalties.

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

In August 2012, under the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and derivative metals, namely, tantalum, tin, gold and tungsten (referred to as “conflict minerals” regardless of their actual country of origin) in their products. These rules require us to investigate whether our products contain such “conflict minerals” and, in May 2017 (for the year ended December 31, 2016), to include on a Form SD filed with the SEC appropriate disclosures regarding our use of such minerals during the previous calendar year. There will be costs associated with these investigation and disclosure requirements, and we may be unable to complete our diligence in time. In addition, depending upon our findings, or our inability to make reliable findings, about the source of any possible conflict minerals that may be used in any products manufactured for us by third parties, our reputation could be harmed, which could cause us to lose those customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, customer demand for our products may decline, and we may have to write off inventory in the event that it cannot be sold.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks, confidentiality and assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors and other vendors and contractors. In addition, we rely on trade secrets law to protect our proprietary software and product candidates/products in development. For more information, see Part I. Item 1. Business-Intellectual Property.”

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

In addition, we seek to protect our trade secrets, know-how and confidential information that is not patentable by entering into confidentiality and assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors and other vendors and contractors. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. We may also grant our employees or consultants ownership over certain technology which they license to us for a set term. If these technologies are material to our business after the term of the license, our inability to use them could adversely affect our business and profitability.

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

Robotics and exoskeleton technologies have been developing rapidly in recent years. We are aware of several other companies developing competing exoskeleton devices for individuals with limited mobility and we expect the level of competition and the pace of development in our industry to increase. For more information, see “Part I. Item 1. Business-Competition” above. While we believe our tilt-sensor technology provides a more natural and superior method of exoskeleton activation, which creates a better user experience, a variety of other activation and control methods exist for exoskeletons, several of which are being developed by our competitors, or may be developed in the future. As a result, our patent portfolio and proprietary technology and processes may not provide us with a significant advantage over our competitors, and competitors may be able to design and sell alternative products that are equal to or superior to our products without infringing on our patents. In addition, upon the expiration of our current patents, we may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage. If we are unable to maintain a competitive advantage, our business and results of operations may be materially adversely affected.

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

We depend on computer and telecommunications systems we do not own or control and failures in our systems or a cybersecurity attack or breach of our IT systems or technology could significantly disrupt our business operations or result in sensitive customer information being compromised which would negatively materially affect our reputation and/or results of operations.
We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with the operation of our business. It is possible we or a third party that we rely on could incur interruptions from a loss of communications, hardware or software failures, a cybersecurity attack or a breach of our IT systems or technology, computer viruses or malware. We believe that we have positive relations with our vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or to our information systems or any of those operated by a third party that we rely on could significantly disrupt our business operations.
A cyber attack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers, including technical support for our ReWalk devices. While we have certain cybersecurity safeguards in place designed to protect and preserve the integrity of our information technology systems, we have experienced and expect to continue to experience actual or attempted cyber attacks of our IT systems or networks. However, none of these actual or attempted cyber attacks has had a material effect on our operations or financial condition.
Additionally, we have access to sensitive customer information in the ordinary course of business. If a significant data breach occurred, our reputation may be adversely affected, customer confidence may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse effect on us. For more information, see " If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business." above.

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

On November 1, 2016, we closed our follow-on public offering of 3,250,000 units, each consisting of one ordinary share and 0.75 of a warrant to purchase one ordinary share. As a result, we issued 3,250,000 ordinary shares and warrants to purchase up to 2,437,500 ordinary shares. We also granted Oppenheimer as underwriter the option to purchase 487,500 additional units for up to 30 days after October 27, 2016, which Oppenheimer did not exercise. The ordinary shares included in the units and/or the ordinary shares issuable upon exercise of the warrants included in the units will, once issued, be freely tradable without restriction or further registration under the Securities Act, subject to limitations on resales by our affiliates under Rule 144 under the Securities Act. Additionally, the warrants became immediately exercisable upon issuance. As of February 1, 2017, we did not issue any ordinary shares pursuant to the exercise of these warrants. Sales by us or our shareholders of a substantial number of ordinary shares in the public market, or the perception that these sales might occur, could cause the value of our securities to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. Additionally, while there is no established public trading market for the warrants and we do not expect one to develop, any volatility or reduction in the market price of our ordinary shares could have an adverse effect on the trading price of the warrants given that they are exercisable into ordinary shares.

Additionally, as of February 1, 2017, 570,816 ordinary shares were issuable pursuant to the exercise of outstanding warrants granted as part of our series E investment round in July 2014 and to Kreos in connection with our loan agreement with Kreos in January and December 2016, and 3,277,911 shares remained available for issuance to our and our affiliates’ respective employees, non-employee directors and consultants under our equity incentive plans, including 2,234,227 ordinary shares subject to outstanding awards. Pursuant to our Amended and Restated Shareholders’ Rights Agreement, dated July 14, 2014, with certain of our shareholders, as of February 1, 2017, the beneficial owners of approximately 4,203,143 of our ordinary shares were also entitled to require that we register their shares under the Securities Act for resale into the public markets. With respect to the outstanding warrants, there may be certain restrictions on the holders to sell the ordinary shares issuable thereunder to the extent they are restricted securities and/or are held by affiliates. Shares issued pursuant to our equity incentive plans may be freely sold in the public market upon issuance, subject to vesting provisions, except for shares held by affiliates who have certain restrictions on their ability to sell. All shares sold pursuant to an offering covered by such registration statement would be freely transferable. Our largest shareholders, Yaskawa Electric Corporation and certain entities, individuals affiliated with SCP Vitalife Partners and Israel Healthcare Venture Partners 2 L.P., may also have limitations under Rule 144 under the Securities Act on the resale of certain ordinary shares they hold. Despite these limitations, if we, our existing shareholders, particularly our largest shareholders, our directors, their affiliates or our executive officers, sell a substantial number of the above-mentioned ordinary shares in the public market, the market price of our ordinary shares could decrease significantly.

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

We may not be able to maintain the listing of our ordinary shares on the Nasdaq Global Market, which could adversely affect our liquidity and the trading volume and market price of our ordinary shares, and decrease or eliminate your investment.
On December 14, 2016, we received a notification letter from Nasdaq advising us that we had failed to comply with the minimum $50 million market value of listed securities, or MVLS, requirement for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A).   The letter also indicated that we did not meet the alternative total assets and total revenue standard requirements under Nasdaq Listing Rule 5450(b)(3)(A). Nasdaq stated in the letter that in accordance with Nasdaq listing rules, we had been provided a compliance period of 180 calendar days, or until June 12, 2017, to regain compliance with the MVLS continued listing requirement. The notice also states that if, at any time before June 12, 2017, the MVLS of our ordinary shares closes at $50 million or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us with written notification that we have achieved compliance with the MVLS continued listing requirement and the matter will be closed.  We could also regain compliance with Nasdaq continued listing requirements by reporting stockholders’ equity of $10 million or more. If we do not regain compliance by June 12, 2017, we will receive written notice that our securities are subject to delisting. At that time, we would be permitted to appeal the delisting determination to a Nasdaq Hearings Panel or, as noted above, to apply to transfer our ordinary shares to The Nasdaq Capital Market (provided that it satisfied the requirement for continued listing on that market). In the event of an appeal, our ordinary shares would remain listed on The Nasdaq Global Market pending a decision by the panel following the hearing.

This letter is simply a notice of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of ReWalk ordinary shares on The Nasdaq Global Market at this time. However, if we fail to achieve compliance by June 12, 2017, the perception among investors that we are at heightened risk of delisting could negatively affect the market price and trading volume of our ordinary shares. Additionally, if we do not succeed in appealing a delisting determination or cannot transfer our ordinary shares to the Nasdaq Capital Market, our ordinary shares could be delisted from Nasdaq entirely, which could reduce the number of investors willing to hold or acquire our ordinary shares, increase the volatility of the price of such shares and significantly lower the shares’ trading price and volume. Any of these events could also reduce our liquidity and impair our ability to raise capital.

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

Our ordinary shares were first publicly offered in our initial public offering in September 2014, at a price of $12.00 per share, and our ordinary shares have subsequently traded as high as $43.71 per share and as low as $1.95 per share through February 15, 2017. The market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors. Moreover, while there is no established public trading market for the warrants offered in our follow-on public offering completed in November 2016, and we do not expect one to develop, our ordinary shares will be issuable pursuant to exercise of these warrants. Because the warrants are exercisable into our ordinary shares, volatility or a reduction in the market price of our ordinary shares could have an adverse effect on the trading price of the warrants. Factors which may cause fluctuations in the price of our ordinary shares include, but are not limited to:

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

The largest beneficial owners of our shares, Yaskawa Electric Corporation and certain entities and individuals affiliated with SCP Vitalife Partners, beneficially own in the aggregate 19.7% of our ordinary shares as of February 1, 2017. As a result, these shareholders, should they choose to act together or and even if they act individually, will exert significant influence over our operations and business strategy and would together have sufficient voting power to influence significantly the outcome of matters requiring shareholder approval. These matters may include:

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

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Passive income for this purpose generally includes, among other things, certain dividends, interest, royalties, rents and gains from commodities and securities transactions and from the sale or exchange of property that gives rise to passive income. Passive income also includes amounts derived by reason of the temporary investment of funds, including those raised in a public offering.  In determining whether a non-U.S. corporation is a PFIC, a proportionate share of the income and assets of each corporation in which it owns, directly or indirectly, at least a 25% interest (by value) is taken into account.  Based on our gross income and assets, the market price of our ordinary shares, and the nature of our business, we do not believe that we were a PFIC for the taxable year ended December 31, 2016 or that we will be considered a PFIC for the taxable year ending December 31, 2017.  However, there can be no assurance that we will not be considered a PFIC for 2017 or any taxable year.  PFIC status is determined as of the end of the taxable year and depends on a number of factors, including the value of a corporation’s assets and the amount and type of its gross income.  Further, because the value of our gross assets is likely to be determined in large part by reference to our market capitalization, a decline in the value of our ordinary shares may result in our becoming a PFIC.

If we are characterized as a PFIC, U.S. Holders (as defined below) may suffer adverse tax consequences, including, (i) having gains realized on the sale of our securities treated as ordinary income, rather than as capital gains, (ii) the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders, and (iii) having additional taxes equal to the interest charges generally applicable to underpayments of tax apply to distributions by us and the proceeds of sales of our ordinary shares and the warrants issued in our follow-on offering. A “U.S. Holder” is defined as follows: a citizen or resident of the United States; a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any state thereof, including the District of Columbia; an estate the income of which is subject to U.S. federal income taxation regardless of its source; or a trust if such trust has validly elected to be treated as a United States person for U.S. federal income tax purposes or if (1) a court within the United States is able to exercise primary supervision over its administration and (2) one or more United States persons have the authority to control all of the substantial decisions of such trust. Certain elections exist that may alleviate some of the adverse consequences of PFIC status and would result in an alternative treatment (such as mark-to-market treatment); however, we do not intend to provide the information necessary for U.S. Holders to make qualified electing fund elections if we are classified as a PFIC.

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

Some of our operations in Israel, referred to as “Beneficiary Enterprises,” carry certain tax benefits under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law. Substantially all of our future income before taxes can be attributed to these programs. If we do not meet the requirements for maintaining these benefits or if our assumptions regarding the key elements affecting our tax rates are rejected by the tax authorities, they may be reduced or cancelled and the relevant operations would be subject to Israeli corporate tax at the standard rate. In addition to being subject to the standard corporate tax rate, we could be required to refund any tax benefits that we may receive in the future, plus interest and penalties thereon. Even if we continue to meet the relevant requirements, the tax benefits that our current “Beneficiary Enterprises” receive may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, as all of our Israeli operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by way of acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. For a discussion of our current tax obligations, see Part 2. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have received Israeli government grants for certain of our research and development activities and we may receive additional grants in the future. The terms of those grants restrict our ability to manufacture products or transfer technologies outside of Israel, and we may be required to pay penalties in such cases or upon the sale of our company.

From our inception through December 31, 2016, we received a total of $740,000 from the IIA. We may in the future apply to receive additional grants from the IIA to support our research and development activities. With respect to such grants we are committed to pay royalties at a rate of 3.0% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even after payment in full of these amounts, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 1984, or the R&D Law, and related regulations, with respect to those past grants. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and the manufacturing or manufacturing rights of such products, technologies or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approvals at all.

The transfer of IIA-supported technology or know-how outside of Israel may involve the payment of significant amounts to the IIA, depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. These restrictions and requirements for payment may impair our ability to sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the consideration available to our shareholders in a transaction involving the transfer outside of Israel of technology or know-how developed with IIA funding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the IIA.

In addition to the above, any non-Israeli citizen, resident or entity that, among other things, (i) becomes a holder of 5% or more of our share capital or voting rights, (ii) is entitled to appoint one or more of our directors or our chief executive officer or (iii) serves as one of our directors or as our chief executive officer (including holders of 25% or more of the voting power, equity or the right to nominate directors in such direct holder, if applicable) is required to notify the IIA and undertake to comply with the rules and regulations applicable to the grant programs of the IIA, including the restrictions on transfer described above.

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

Square feet(approximate)
Marlborough, Massachusetts	11,850
Yokneam, Israel	11,500
Berlin, Germany	775
Total	24,125

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

Where the Company determines an unfavorable outcome is not probable or reasonably estimable, the Company does not accrue for any potential litigation loss. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.

As set forth below, between September 2016 and January 2017, eight substantially similar putative securities class actions were filed against the Company. Four of these actions have been dismissed on procedural grounds and four are pending, including two actions which have been consolidated and one action brought by the plaintiffs whose actions were dismissed.

•
Dismissed Actions: On September 20, November 3, November 9, and November 10, 2016, respectively, four putative class actions on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares pursuant and/or traceable to the registration statement used in connection with the Company's IPO were commenced in the Superior Court of the State of California, County of San Mateo. The actions were filed against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO. We refer to these actions as the California State Actions. The complaints in the California State Actions asserted various claims under the Securities Act. Each of the California State Actions was dismissed for lack of personal jurisdiction in January 2017.

•	Pending Actions:

◦
On or about October 31, 2016, a class action with claims substantially similar to the California State Actions was commenced in the Massachusetts Superior Court, Suffolk County, by a different plaintiff (Civ. Action No. 16-3336), alleging claims under Section 11 of the Securities Act against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO, and alleging claims under Section 15 of the Securities Act against the Company and certain of the Company's current and former directors and officers.

◦
On or about November 30, 2016, a substantially similar class action was commenced in the Massachusetts Superior Court, Suffolk County, by a different plaintiff (Civ. Action No. 16-3670) alleging claims under Sections 11 and Section 15 of the Securities Act against the same defendants as in the action commenced on October 31, 2016, and also alleging claims under Section 12(a)(2) of the Securities Act against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO. This action was ordered consolidated in the Massachusetts Superior Court, Suffolk County on January 9, 2017 with the action commenced on October 31, 2016, and the two actions are referred to as the Consolidated Massachusetts State Court Actions.

•
On or about January 24, 2017, a substantially similar class action was commenced in the United States District Court for the Northern District of California (Case No. 3:17-cv-362) alleging the same claims against the same defendants as in the action commenced on November 30, 2016, except that the Section 15 claim was not asserted against the underwriters, and the Section 11 and Section 15 claims were also asserted against certain entities referred to as the "Venture Capital Defendants", who are alleged in the complaint to have beneficially owned, directly or indirectly, approximately 51% of the Company’s stock upon the closing of the IPO. This action is referred to as the California Federal Court Action.

•
On or about January 31, 2017, a substantially similar class action was commenced in the United States District Court for the District of Massachusetts (Case No. 1:17-cv-10169) by the same plaintiffs who commenced the California State Court Actions, and one additional plaintiff, alleging claims under Section 11 and 12(a)(2) of the Securities Act against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO, and alleging claims under Section 15 of the Securities Act against certain of the Company's current and former directors and officers. This action is referred to as the Massachusetts Federal Court Action.

The plaintiffs in the Consolidated Massachusetts State Court Actions are expected to file a consolidated amended complaint on or about March 13, 2017. The Company has not yet responded to the complaints in the California Federal Court Action and the Massachusetts Federal Court Action.

The complaints in all of the actions listed above allege that the Company's registration statement used in connection with its IPO failed to disclose that the Company was unprepared or unable to comply with certain regulatory special controls and to provide the FDA with a post-market surveillance study on the Company's ReWalk Personal device, and that, as a result of such alleged omission, the plaintiffs suffered damages. The Company believes that the allegations made in the complaints are without merit and intends to defend itself vigorously against the complaints relating to the four pending actions.

Based on information currently available and the early stage of the litigation, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in the Company's consolidated balance sheets as of December 31, 2016. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

For more information, see the information in Note 2t and Note 7e to the Company’s consolidated financial statements set forth in "Part II, Item 8. Financial Statements and Supplementary Data" of this annual report.

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

	High	Low
2016
Fourth quarter 2016	$6.50	$2.55
Third quarter 2016	$7.85	$5.55
Second quarter 2016	$10.79	$6.00
First quarter 2016	$15.81	$7.41
2015
Fourth quarter 2015	$17.40	$5.55
Third quarter 2015	$11.90	$7.20
Second quarter 2015	$14.65	$10.35
First quarter 2015	$22.74	$12.03
2014
Fourth quarter 2014	$34.29	$18.01
Third quarter 2014 (beginning on September 12, 2014)	$43.71	$11.50

As of February 1, 2017, there were 31 record holders of our ordinary shares.

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

Israeli Taxes Applicable to U.S. Holders
A non-Israeli resident who derives capital gains from the sale of shares in an Israeli resident company that were purchased after the company was listed for trading on a stock exchange outside of Israel will be exempt from Israeli tax so long as the shares were not held through a permanent establishment that the non-resident maintains in Israel. However, non-Israeli corporations will not be entitled to the foregoing exemption if Israeli residents (i) have a controlling interest of more than 25% in such non-Israeli corporation or (ii) are the beneficiaries of, or are entitled to, 25% or more of the revenues or profits of such non-Israeli corporation, whether directly or indirectly. Such exemption is not applicable to a person whose gains from selling or otherwise disposing of the shares are deemed to be a business income. Additionally, under the United States-Israel Tax Treaty, or the treaty, the disposition of shares by a shareholder who (i) is a U.S. resident (for purposes of the treaty), (ii) holds the shares as a capital asset, and (iii) is entitled to claim the benefits afforded to such person by the treaty, is generally exempt from Israeli capital gains tax. Such exemption will not apply if: (i) the capital gain arising from the disposition can be attributed to a permanent establishment in Israel; (ii) the shareholder holds, directly or indirectly, shares representing 10% or more of the voting capital during any part of the 12-month period preceding the disposition, subject to certain conditions; or (iii) such U.S. resident is an individual and was present in Israel for 183 days or more during the relevant taxable year. In such case, the sale, exchange or disposition of our ordinary shares should be subject to Israeli tax, to the extent applicable; however, under the treaty, the taxpayer would be permitted to claim a credit for such taxes against the U.S. federal income tax imposed with respect to such sale, exchange or disposition, subject to the limitations under U.S. law applicable to foreign tax credits. The treaty does not relate to U.S. state or local taxes.

In some instances where our shareholders may be liable for Israeli tax on the sale of their ordinary shares, the payment of the consideration may be subject to the withholding of Israeli tax at source. If the above exemptions from capital gains tax are not available, individuals will be subject to a 25% tax rate on real capital gains derived from the sale of shares as long as the individual is not a substantial shareholder of the corporation issuing the shares (in which case the individual will be subject to a 30% tax rate), and corporations will be subject to a 25% corporate tax rate for 2016. Under an amendment enacted in December 2016 to the Israel Income Tax Ordinance 1961-5721, or the ordinance, the corporate tax rate will decrease to 24% for 2017 and 23% for 2018 and thereafter. A substantial shareholder is generally a person who alone or together with such person’s relative or another person who collaborates with such person on a permanent basis, holds, directly or indirectly, at least 10% of any of the means of control of the corporation, including the right to vote, receive profits, nominate a director or an executive officer, receive assets upon liquidation, or order someone who holds any of the aforesaid rights how to act, regardless of the source of such right. A substantial shareholder will be subject to tax at a rate of 30% in respect of capital gains derived from the sale of shares issued by a corporation in which he or she is a substantial shareholder. The determination of whether the individual is a substantial shareholder will be made on the date on which the securities are sold. In addition, the individual will be deemed to be a substantial shareholder if at any time during the 12 months preceding the date of sale he or she was a substantial shareholder.
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
As of January 1, 2013, shareholders who are individuals with a taxable income that exceeds NIS 800,000 in a tax year (linked to the consumer price index each year, which equaled NIS 803,520 in the 2016 tax year) will be subject to an additional tax, referred to as High Income Tax, at the rate of 2% on their taxable income for such tax year that is in excess of such threshold. For this purpose, taxable income includes taxable capital gains from the sale of our shares and taxable income from dividend distributions. Under an amendment enacted in December 2016 to the ordinance, for 2017 and thereafter the rate of High Income Tax will increase to 3% and will be applicable to annual income exceeding NIS 640,000 (linked to the consumer price index each year).
If the above exemptions from capital gains tax are not available, corporations will be subject to the corporate tax rate (24% in 2017 and 23% thereafter) on capital gains derived from the sale of shares.

Stock Performance Graph

The following stock performance graph represents the cumulative total shareholder return for the period September 12, 2014 (the date upon which trading of our ordinary shares commenced) through December 31, 2016 for our ordinary shares, compared to the Nasdaq Composite Index and the Nasdaq Medical Equipment Index. The returns shown in the graph below may not be indicative of future performance.

  *$100 invested on 9/12/14 in ordinary shares of ReWalk or in the applicable indexes, including reinvestment of dividends.

The above stock performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act and the Exchange Act except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Recent Sales of Unregistered Securities

As described below under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” on December 30, 2015, we entered into the Loan Agreement, with Kreos, pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. In connection with a drawdown of $12.0 million under the Loan Agreement, we issued to Kreos a warrant, to purchase up to 119,295 of our ordinary shares at an exercise price of $9.64 per share, which represented the average of the closing prices of our ordinary shares for the thirty-day calendar period prior to the date of the issuance of the warrant, subject to adjustment as set forth in the warrant. On December 28, 2016, we drew down the remaining $8.0 million available under the Loan Agreement. In connection with such drawdown, on December 28, 2016, we increased the amount of the warrant issued to Kreos from $1.15 million to $1.61 million, or by $460,000. In its new amount, the warrant represents the right to purchase up to 167,012 of our ordinary shares. The increase was based on the terms of the warrant, which provide that the amount of the warrant will be increased by 5.75% of any additional drawdowns.

No underwriters or underwriter discounts or commissions were involved in these issuances. We believe that each of the initial issuance of the warrant on December 30, 2015, and the issuance of the warrant with the increased principal amount on December 28, 2016, was exempt from registration under the Securities Act in reliance on Regulation S or Regulation D under the Securities Act or pursuant to Section 4(2) of the Securities Act regarding transactions by an issuer involving offers and sales of securities outside the United States or not involving a public offering. The recipient of the warrant represented its intention to acquire the warrant and the ordinary shares underlying the warrant for investment only and not with a view to, or in connection with, the sale or distribution thereof. No general advertising or solicitation was used in selling the securities and the warrant was offered only to Kreos, a non-U.S. entity, in an offshore transaction outside the United States.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial data, which is derived from our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. The selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report. The selected consolidated statement of operations data for the years ended December 31, 2013 and December 31, 2012 and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 has been derived from our audited consolidated financial statements not included in this annual report.
You should read the following selected consolidated financial data in conjunction with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and it is qualified in its entirety by, reference to our consolidated financial statements and the related notes set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report. The historical results set forth below are not necessarily indicative of the results to be expected in future periods.

	Year ended December 31
	(In thousands, except share and per share data)
	2016	2015	2014	2013	2012
Revenues	$5,869	$3,746	$3,951	$1,588	$972
Cost of revenues	5,133	3,532	4,106	2,017	983
Expense related to settlement of BIRD Foundation grants (see Note 7c)		—	466	—	—

Gross profit (loss)	736	214	(621)	(429)	(11)

Operating expenses:
Research and development, net	9,028	5,937	8,563	2,463	1,757
Sales and marketing	13,961	13,056	7,389	4,091	2,334
General and administration	8,188	6,395	3,352	1,762	1,657

Total operating expenses	31,177	25,388	19,304	8,316	5,748

Operating loss	(30,441)	(25,174)	(19,925)	(8,745)	(5,759)
Financial expenses, net	2,059	188	1,698	3,410	878

Loss before income taxes	(32,500)	(25,362)	(21,623)	(12,155)	(6,637)
Income taxes	3	53	45	22	21

Net loss	$(32,503)	$(25,415)	$(21,668)	$(12,177)	$(6,658)

Net loss per ordinary share, basic and diluted	$(2.47)	$(2.10)	$(6.34)	$(74.53)	$(41.26)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	13,178,107	12,115,038	3,766,694	185,688	185,688

	As of December 31,
	(in thousands)
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$23,678	$17,869	$41,829	$8,860	$769
Total assets	31,763	25,574	47,665	11,059	2,094

Accumulated deficit	(106,492)	(73,989)	(48,574)	(26,906)	(14,729)
Total shareholders’ equity	$8,260	$20,920	$43,853	$5,631	$(2,264)
_____________________________

(1)
Net loss per ordinary share, basic and diluted, is calculated by dividing our net loss excluding dividends accrued on our convertible preferred shares outstanding during the period presented by the weighted average number of shares outstanding during the period presented. See Note 2r to our consolidated financial statements set forth in "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Part I. Item 6. Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this annual report. This discussion contains forward-looking statements that are based on our management’s current expectations, estimates and projections for our business, which are subject to a number of risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements and “Part I. Item 1A. Risk Factors.”
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
We expect to generate revenues from a combination of third-party payors, self-payors and institutions. While no uniform policy of coverage and reimbursement by third-party payors currently exists for electronic exoskeleton technologies such as ReWalk, we plan to pursue various paths to obtain broad commercial and government reimbursement coverage. In December 2015, the VA issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy, is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. Additionally, to date several private insurers in the United States have provided reimbursement for ReWalk in certain cases. For more information regarding reimbursement of our products, see “Part I. Item 1. Business—Third Party Reimbursement and “Part I. Item 1. Business — Other Funding Sources.”
We have incurred net losses and negative cash flows from operations since inception and anticipate this to continue in the near term. As previously announced, we have set a goal to reduce total operating expenses in 2017 by up to 30% as compared to 2016. These reductions will be achieved through a combination of targeted savings, including the completion of specific projects focused on quality improvement initiatives and efforts to reduce overall product cost, a realignment of and reduction in staffing to match the Company’s 2017 business goals, and a reduction in other corporate spending. The Company plans to focus its resources mainly on reimbursement efforts, clinical studies to expand data on the effectiveness of the Spinal Cord Injury products, field sales, service and training efforts for the ReWalk system and the commercialization pathway for the Stroke Softsuit program.
Components of Our Statements of Operations
Revenues
We currently rely, and in the future will rely, on sales and rentals of our ReWalk systems and related service contracts and extended warranties for our revenue. Our revenue is generated from a combination of third-party payors, institutions and self-payors. Payments for our products by third party payors have been made primarily through case-by-case determinations. Third-party payors include, without limitation, private insurance plans and managed care programs, government programs including the US Department of Veterans Affairs, worker's compensation and Medicare and Medicaid. We expect that third-party payors will be an increasingly important source of revenue in the future. In December 2015, the VA issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury.
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

Cost of Revenues and Gross Profit (Loss)
Cost of revenue consists primarily of systems purchased from our outsourced manufacturer, Sanmina, salaries, personnel costs including non-cash share based compensation, associated with manufacturing and inventory management, training and inspection, warranty and service costs, shipping and handling and manufacturing startup and transition costs. Prior to the first quarter of 2014, when we completed the manufacturing transition to Sanmina, cost of revenues also included costs of components, compensation related costs associated with manufacturing and costs to transition manufacturing to Sanmina. Cost of revenues also includes royalties and expenses related to royalty-bearing research and development grants and sales and marketing grants.
In the future we expect our unit cost to decrease as our sales increase due to product cost improvements including economies of scale realized in connection with larger quantities and increased efficiency.
Our gross profit (loss) and gross margin as a percentage of sales is influenced by a number of factors, including primarily the volume and price of our products sold and fluctuations in our cost of revenues. Certain one-time expenses also impact gross margins including a 2014 expense relating to the early settlement, at a discount, of a royalty-bearing grant to the BIRD Foundation and 2015 and 2016 costs to transition manufacturing to the ReWalk Personal 6.0 model. We expect gross profit (loss) as a percentage of sales will improve in the future as we increase our sales volumes and decrease the product manufacturing costs.

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
Research and development expenses are presented net of the amount of any grants we receive for research and development in the period in which we receive the grant. We previously received grants and other funding from the BIRD Foundation and the Israel Innovation Authority, or “IIA”, (formerly known as the Office of the Chief Scientist). Certain of those grants require us to pay royalties on sales of ReWalk systems, which are recorded as cost of revenues. We may receive additional funding from these entities or others in the future. See “Grants and Other Funding” below.
Sales and Marketing Expenses
Our sales and marketing expenses, consist primarily of salaries, related personnel costs including share-based compensation for sales, marketing and reimbursement personnel, travel, marketing and public relations activities and consulting costs. Also included in the sales and marketing expenses are the costs associated with our reimbursement activities in the United States and Germany.
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries, related personnel costs including share-based compensation for our administrative, finance, and general management personnel, professional services and insurance.
Financial Income (Expenses), Net
Financial income and expenses consist of bank commissions, foreign exchange gains and losses, interest earned on investments in short term deposits, and revaluation of the fair value of warrants to purchase our preferred shares and expenses related to our convertible loans, which were issued in 2013 and are no longer outstanding.
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
Interest income consists of interest earned on our cash and cash equivalent balances. Interest expense consists of interest accrued on, and certain other costs with respect to any indebtedness. Foreign currency exchange changes reflect gains or losses related to transactions denominated in currencies other than the U.S. dollar.

As described above in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Unregistered Sales of Equity Securities”, on December 30, 2015 we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. In connection with the Loan Agreement we issued to Kreos a warrant to purchase up to 119,295 of our ordinary shares at an exercise price of $9.64 as we drew down $12 million under the Loan Agreement, which amount was increased to167,012 ordinary shares upon an additional drawdown of $8 million. For further discussion of the Loan Agreement with Kreos, see “-Liquidity and Capital Resources” below and also Note 6 to our audited consolidated financial statements below.

Taxes on Income
As of December 31, 2016, we had not yet generated taxable income in Israel. As of that date, our net operating loss carry forwards for Israeli tax purposes amounted to approximately $83.8 million. After we utilize our net operating loss carry forwards, we are eligible for certain tax benefits in Israel under the Law for the Encouragement of Capital Investments, 1959. Our benefit period currently ends ten years after the year in which we first have taxable income in Israel provided that the benefit period will not extend beyond 2024.
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
Under the agreement AO&P is responsible for repayment of its grant. However, pursuant to the agreement, we are required to make any payments on which AO&P defaults. As of December 31, 2015 and through December 31, 2016, there was no contingent liability to the BIRD Foundation.
In 2014, we recorded an expense of $466,000 as a settlement for the prepayment, at a discount, of amounts due under the agreement.
Israel Innovation Authority (formerly known as Office of the Chief Scientist)
From our inception through December 31, 2016 we have received a total of $740,000 in funding from the IIA, $340,000 of which are royalty-bearing grants, while $400,000 were received in consideration for an investment in our preferred shares. Out of the royalty-bearing grants received, we have paid royalties to the IIA in the total amount of $50,000. We may apply to receive additional grants to support our research and development activities in 2017. The agreements with IIA require us to pay royalties at a rate of 3% to 3.5% on sales of ReWalk systems and related services up to the total amount of funding received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. If we transfer IIA-supported technology or know-how outside of Israel, we will be liable for additional payments to IIA depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. As of December 31, 2016, the aggregate contingent liability to the IIA was $300,000.

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Our revenues for 2016 and 2015 were as follows (dollars in thousands, except unit amounts)

	Years Ended December 31,
	2016	2015
Personal units placed	109	53
Rehabilitation units placed	10	20
Total units placed	119	73
Personal unit revenues	$5,197	$2,766
Rehabilitation unit revenues	$672	$980
Revenues	$5,869	$3,746

Revenues increased $2.1 million, or 57%, during 2016 compared to 2015 explained by our increased sales of ReWalk Personal devices of $2.4 million, or 88%, derived primarily from 22 ReWalk Personal devices placed with the VA for use in the VA’s clinical studies. This increase also reflects 51 positive reimbursement coverage decisions in 2016 compared to 23 in 2015. Revenues from ReWalk Rehabilitation units decreased by $308 thousand, or 31% during 2016 compared to 2015, primarily driven by the personal market and third-party payors.
In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we plan to focus our resources on reimbursement policies with third-party payors.
Gross Profit (Loss)
Our gross profit (loss) for 2016 and 2015 were as follows (in thousands):

	Years Ended December 31,
	2016	2015
Gross profit	$736	$214

Gross profit was 13% of revenue for 2016, compared to gross profit of 6% of revenue for 2015. The increase in gross profit was driven by the increase in units sales, as described in "Revenues" above, partially offset by increased service costs and personnel and personnel-related costs.
We expect our gross profit to gradually improve as we increase revenue and lower our unit manufacturing costs through specific cost reduction projects and economies of scale.
Research and Development Expenses, Net
Our research and development expenses, net for 2016 and 2015 were as follows (in thousands):

	Years Ended December 31,
	2016	2015
Research and development expenses, net	$9,028	$5,937

Research and development expenses, net, increased $3.1 million, or 52%, during 2016 compared to 2015. The increase in expenses was primarily attributable to costs associated with the License Agreement and Collaboration Agreement with Harvard to develop the “soft suit” exoskeleton, increased personnel and personnel-related expenses and increased expenses for our 522 post-market surveillance study.
We expect to focus our research and development expenses in the near future on our ReWalk soft suit exoskeleton for individuals who have suffered a stroke, as well as continue to devote resources for developing the next generation of our current products.

Sales and Marketing Expenses
Our sales and marketing expenses for 2016 and 2015 were as follows (in thousands):

	Years Ended December 31,
	2016	2015
Sales and marketing expenses	$13,961	$13,056

Sales and marketing expenses increased $905 thousand, or 7%, during 2016 compared to 2015. This increase is attributable to an increase in personnel and personnel-related costs, as well as reimbursement related costs for expanding the commercialization of the ReWalk Personal device.
In the near term our sales and marketing expenses are expected to be driven by our commercialization efforts and reimbursement for the ReWalk Personal device as we continue to pursue insurance claims on a case- by- case basis and invest in efforts to expand coverage.
General and Administrative Expenses
Our general and administrative expenses for 2016 and 2015 were as follows (in thousands):

	Years Ended December 31,
	2016	2015
General and administrative	$8,188	$6,395

General and administrative expenses increased $1.8 million, or 28%, during 2016 compared to 2015. The increase is primarily attributable to personnel and personnel-related costs, professional services and legal expenses.
Financial Expenses, Net
Our financial expenses, net for 2016 and 2015 were as follows (in thousands):

	Years Ended December 31,
	2016	2015
Financial expenses, net	$2,059	$188

Financial expenses, net, increased $1.9 million, or 995% during 2016 compared to 2015. This increase is mainly attributable to interest expense related to the Loan Agreement with Kreos.
Income Tax
Our income tax for 2016 and 2015 were as follows (in thousands):

	Years Ended December 31,
	2016	2015
Income tax	$3	$53

Income taxes decreased $50 thousand or 94% during 2016 compared to 2015. This decrease is mainly related to the utilization of tax benefits.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
Our revenues for 2015 and 2014 were as follows (dollars in thousands, except unit amounts):

	Years Ended December 31,
	2015	2014
Personal units placed	53	43
Rehabilitation units placed	20	31
Total units placed	73	74
Personal unit revenues	$2,766	$2,191
Rehabilitation unit revenues	$980	$1,760
Revenues	$3,746	$3,951

Revenues decreased $205 thousand, or 5%, during 2015 compared to 2014. Increased sales of the Personal devices of $575 thousand, or 26%, were offset by a decrease in sales of Rehabilitation devices by $780 thousand, or 44%. During 2015 our sales transitioned to focus on third party payors of our Personal devices, compared to 2014 when initial demand from FDA clearance in June 2014 drove a majority of self funded and donated Personal device sales.
Gross Profit (Loss)
Our gross profit (loss) for 2015 and 2014 were as follows (in thousands):

	Years Ended December 31,
	2015	2014
Gross profit (loss)	$214	$(621)

Gross profit was 6% of revenue for the year 2015, compared to gross loss of 16% of revenue for the year 2014. The increase in gross profit is driven by the manufacturing economies of scale which resulted from the completing of our process of transitioning all manufacturing to Sanmina in the second half of 2014, partially offset by costs associated with the transition of that manufacturing with respect to the ReWalk Personal 6.0 in 2015. Additionally, in the fourth quarter of 2014 we incurred a one-time charge related to the early settlement, at a discount, of a royalty-bearing grant from the BIRD Foundation in the amount of $466 thousand.
Research and Development Expenses, Net
Our research and development expenses, net for 2015 and 2014 were as follows (in thousands):

	Years Ended December 31,
	2015	2014
Research and development expenses, net	$5,937	$8,563

Research and development expenses, net, decreased $2.6 million, or 31%, during 2015 compared to 2014. The decrease in expenses is attributable to a one-time, non-cash, share-based compensation award to our founder at the time of our initial public offering in 2014, which is offset by increased personnel and personnel-related costs related to regulatory, quality and research and development activities during 2015.

Sales and Marketing Expenses
Our sales and marketing expenses for 2015 and 2014 were as follows (in thousands):

	Years Ended December 31,
	2015	2014
Sales and marketing expenses	$13,056	$7,389

Sales and marketing expenses increased $5.7 million, or 77%, during 2015 compared to 2014. This increase is attributable to an increase in personnel and personnel-related costs and marketing and reimbursement related costs as we expanded commercialization of the ReWalk Personal and Rehabilitation systems.
General and Administrative Expenses
Our general and administrative expenses for 2015 and 2014 were as follows (in thousands):

	Years Ended December 31,
	2015	2014
General and administrative	$6,395	$3,352

General and administrative expenses increased $3.0 million, or 91%, during 2015 compared to 2014. The increase in expenses is primarily attributable to personnel and personnel-related costs, professional services and other expenses related to our being a publicly traded company for the first full year.
Financial Expenses, Net
Our financial expenses, net for 2015 and 2014 were as follows (in thousands):

	Years Ended December 31,
	2015	2014
Financial expenses, net	$188	$1,698

Financial expenses, net, decreased $1.5 million, or 89% during 2015 compared to 2014. This decrease is attributable mainly to the revaluation of the fair value of warrants to purchase preferred shares and the issuance of convertible preferred shares and warrants to purchase convertible preferred shares during 2014.
Income Tax
Our income tax for 2015 and 2014 were as follows (in thousands):

	Years Ended December 31,
	2015	2014
Income tax	$53	$45

Income taxes increased $8 thousand for the year ended December 31, 2015, compared to the year ended December 31, 2014.

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

For the majority of sales of Rehabilitation systems, we include training and consider the elements in the arrangement to be a single unit of accounting. In accordance with ASC 605, we have concluded that the training is essential to the functionality of our systems. Therefore, we recognize revenue for the system and training only after delivery, in accordance with the agreement delivery terms, to the customer and after the training has been completed, once all other revenue recognition criteria have been met. For sales of Personal systems to end users, and for sales of Personal or Rehabilitation systems to third party distributors, we do not provide training to the end user as this training is completed by the rehabilitation centers or by the distributor that have previously completed the ReWalk Training program. In certain cases, when product arrangements are bundled with an extended warranty, the separation of the extended warranty falls under the scope of ASC 605- 20-25-1 through 25-6, and the separate price of the extended warranty stated in the agreement is deferred and recognized ratably over the extended warranty period. Deferred revenue includes primarily unearned amounts received in respect of service contracts but not yet recognized as revenues. The Company also offers a rent-to-purchase option for its ReWalk Personal device. Those transactions provide potential customers the option to lease the device for a short term, after which they can choose whether to purchase it. In such cases, the Company recognizes revenues over the period of the rent once all other revenue criteria are met.
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
Recently Issued and Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In 2016, the FASB issued four amendments to ASU 2014-09. The standard is effective for public companies for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted as of one year prior to the current effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company has not selected an implementation approach. The Company elected not to adopt the standard early and is currently evaluating the impact of the pending adoption of this ASU on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods ending after December 15, 2016, with early adoption permitted. The Company adopted ASU 2014-15 for the year ended December 31, 2016 and updated the going concern disclosure accordingly.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330), Simplifying the Measurement of Inventory," which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this guidance by the Company is not expected to have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17," Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes," which will require that the presentation of deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance by the Company is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current generally accepted accounting principles, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU requires additional disclosures. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. The ASU requires adoption based upon a modified retrospective transition approach. Early adoption is permitted. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the pending adoption of this ASU on the Company's consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including forfeitures which can take effect when they occur, the income tax consequences, classification of awards, as either equity or liabilities, and classification on the statement of cash flows. The standard also requires that shares withheld to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees to be presented as a financing activity in the statement of cash flows. The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted this ASU effective January 1, 2017 and have elected to change our accounting policy regarding forfeitures. Previously, we estimated forfeitures expected to occur in the determination of compensation costs. Going forward we will recognize forfeitures in the period they occur. The Company does not expect the adoption to have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses several matters of diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including the presentation of debt extinguishment costs and distributions received from equity method investments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods and allows for retrospective adoption with early adoption permitted. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the pending adoption of this ASU on its consolidated financial statements and related disclosures.

On November 17, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows.  ASU No. 2016-18 will be effective for us as of January 1, 2018. The Company is currently reviewing the effect of this ASU to the Company's financial statements.

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of certain of our equity securities and convertible notes to investors in private placements, the sale of our ordinary shares in public offerings and the incurrence of bank debt.
As of December 31, 2016, the Company had cash and cash equivalents of $23.7 million. The Company has an accumulated deficit in the total amount of $106.5 million as of December 31, 2016 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under the Company's ATM Offering Program, or other future issuances of equity and debt securities, or through a combination of the foregoing.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the year ended December 31, 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities and broadening third-party payor coverage, and (ii) research and development costs related to our lightweight “soft suit” exoskeleton device that will assist patients who had stroke, and developing our next generation of ReWalk with design improvements. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern."

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

On December 30, 2015, we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. On January 4, 2016, we drew down $12.0 million under the Loan Agreement. Under the terms of the Loan Agreement we were entitled to draw down up to an additional $8.0 million until December 31, 2016, if we raised $10.0 million or more in the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) by December 31, 2016. On December 28, 2016, we drew down the remaining $8.0 million available under the Loan Agreement. Interest is payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. The principal of each the $12.0 million and $8.0 million tranches is repayable monthly over a period of 24 months commencing 12 months after the applicable drawdown date, which respective period will be extended to 36 months if we raise $20.0 million or more in connection with the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) prior to the expiration of the respective 24-month period. Pursuant to the Loan Agreement, we paid Kreos a transaction fee equal to 1.0% of the total available amount of the line of credit upon the execution of the agreement and we will be required to pay Kreos an end of loan payment equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. Total fees paid during the fiscal year ended December 31, 2016, in connection with the Loan Agreement amounted to $501 thousand. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

In connection with the $12.0 million drawdown under the Loan Agreement, we issued to Kreos the warrant to purchase up to 119,295 of our ordinary shares at an exercise price of $9.64 per share, which represented the average of the closing prices of our ordinary shares for the 30-day calendar period prior to the date of the issuance of the warrant, subject to adjustment as set forth in the warrant. In connection with the $8.0 million drawdown under the Loan Agreement on December 28, 2016, we increased the amount of the warrant from $1.15 million to $1.61 million, or by $460,000. In its new amount, the warrant represents the right to purchase up to 167,012 of our ordinary shares. The increase was based on the terms of the warrant, which provide that the amount of the warrant will be increased by 5.75% of any additional drawdowns. Subject to the terms of the warrant, the warrant is exercisable, in whole or in part, during the term commencing on the original issuance date of December 30, 2015, through the earlier of (i) December 30, 2025, or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

Equity Raises

Our initial public offering in September 2014 generated $36.3 million in net proceeds. Additionally, on May 10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on our behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Such sales may be made under our Form S-3 in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, directly on or through the Nasdaq Global Market, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Piper Jaffray is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares.
We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Global Market, as further described in the Equity Distribution Agreement. As of December 31, 2016, we had sold 692,062 ordinary shares under the ATM Offering Program for net proceeds to us of $4.1 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $137 thousand and had incurred total expenses of approximately $468 thousand in connection with the ATM Offering Program. Pursuant to our Underwriting Agreement with Oppenheimer in connection with our follow-on offering, which closed on November 1, 2016 and is described below, we could not issue or sell ordinary shares under the ATM Offering Program until January 25, 2017. As this lock-up period has now expired, we intend to continue using the ATM Offering Program opportunistically to raise additional funds.

On November 1, 2016, we closed our follow-on public offering of 3,250,000 units, each consisting of one ordinary share and 0.75 of a warrant to purchase one ordinary share. The units were not issued or certificated, and the ordinary shares and warrants underlying the units were immediately separable and issued separately. The warrants are not listed on the Nasdaq Global Market, any other national securities exchange or any other nationally recognized trading system. The ordinary shares and the warrants underlying the units and the ordinary shares issuable upon exercise of the warrants are registered under the Securities Act on our Form S-3. Our estimated net aggregate proceeds, after deducting underwriting discounts and commissions and estimated expenses, were $11.1 million. We also granted Oppenheimer, as underwriter under the Underwriting Agreement, an option to purchase up to 487,500 additional units at the public offering price, less the underwriting discount, for 30 days after October 27, 2016, which Oppenheimer did not exercise. All estimates of net aggregate proceeds assume that none of the warrants issued in the offering will be exercised.

The warrants became exercisable during the period commencing from the date of original issuance and ending on November 1, 2021, the expiration date of the warrants, at an initial exercise price of $4.75 per ordinary share. The exercise price and the number of ordinary shares into which the warrants may be exercised are subject to adjustment upon certain corporate events, including stock splits, reverse stock splits, combinations, stock dividends, recapitalizations, reorganizations and certain other events. Our board of directors may also determine to make such adjustments to the exercise price and number of ordinary shares to be issued upon exercise based on similar events, including the granting of stock appreciation rights, phantom stock rights or other rights with equity features. At any time, the board of directors may reduce the exercise price of the warrants to any amount and for any period of time it deems appropriate.

Cash Flows for the years ended December 31, 2016 and December 31, 2015

	Years Ended December 31,
	2016	2015	2014
Net cash used in operating activities	$(27,537)	$(25,180)	$(15,319)
Net cash provided by (used in) investing activities	(437)	1,083	(1,836)
Net cash provided by financing activities	33,783	137	50,124
Net cash flow	$5,809	$(23,960)	$32,969

Net Cash Used in Operating Activities
Net cash used in operating activities increased from $25.2 million in 2015 to $27.5 million in 2016, primarily as a result of higher operating expenses mainly due to the research and development expenses related to the Collaboration Agreement and the License Agreement with Harvard. Net cash used in operating activities increased from $15.3 million in 2014 to $25.2 million in 2015 primarily as a result of higher operating expenses and changes in working capital.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities decreased from $1.1 million in 2015 to $(437) thousand in 2016, primarily as a result of the maturity of short- term deposits in 2015 offset by a decrease in cash used in purchasing of property and equipment. Net cash provided by (used in) investing activities increased from $(1.8) million in 2014 to $1.1 million in 2015 primarily as a result of cash provided by disposing of a net investment in short-term deposits partially offset by cash used for the purchases of property and equipment.
Net Cash Provided by Financing Activities
We generated $33.8 million from financing activities in 2016, which reflects $20 million from the Loan Agreement entered into with Kreos, $11.1 million net proceeds from the issuance of ordinary shares in the follow-on offering and $4.1 million net proceeds from the issuance of ordinary shares in the ATM, which was offset by $1.4 million in capital repayments and debt issuance costs related to the Loan Agreement with Kreos. We generated $137 thousand from financing activities in 2015, due to the exercise of stock options by our employees and non-employees. We generated $50.1 million in cash from financing activities in 2014, which reflects $36.3 million of net proceeds from our initial public offering, and $12.8 million received in an investment in our preferred shares and warrants in our series E investment round and $1.1 million received upon exercise of our warrants.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of December 31, 2016.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5years	More than 5 years

Purchase obligations (1)	$2,190	$2,190	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	5,721	1,958	2,250	1,513	—
Operating lease obligations (3)	4,440	548	1,106	1,133	1,653
Long-term debt obligations (4)	22,256	7,495	14,761	—	—
Total	$34,607	$12,191	$18,117	$2,646	$1,653

(1) The Company depends on one contract manufacturer, Sanmina. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements. Sanmina accounted for 12% and 24% of the Company's total trade payables as of December 31, 2016 and December 31, 2015 respectively.
(2) Our Research Collaboration Agreement is for a period of five years and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development and commercialization milestones depend on us obtaining favorable clinical developments, sales and regulatory actions, some or all of which may not occur. Since the achievement and timing of these milestones is neither determinable nor reasonably estimable, these milestone payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of December 31, 2016. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of December 31, 2016.
(3) Our operating leases consist of leases for our facilities and motor vehicles.
(4) Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos.
We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.84:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00 :$1.05, both of which were the applicable exchange rates as of December 31, 2016. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest, taking into account the two tranches of debt drawn down under the Loan Agreement. For information on this repayment schedule, see “-Liquidity and Capital Resources-Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” above.
Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations during the periods presented.

Trend Information
For information on significant known trends, please see “Part I,Item 1. “Business - Overview” in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Risk

Our results of operations and cash flows are affected by fluctuations in foreign currency exchange rates. In 2016, 2015 and 2014 most of our revenues were denominated in U.S. dollars and the remainder of our revenues was denominated in euros and British pounds, and most of our expenses were also denominated in U.S. dollars, and the remainder of our expenses were denominated in NIS and euros. Accordingly, changes in the value of the NIS and euro relative to the U.S. dollar in each of the years 2014, 2015 and 2016 impacted amounts recorded on our consolidated statements of operations for those periods. We expect that the denominations of our revenue and expenses in 2017 will be consistent with what we experienced in 2016.

The following table presents information about the changes in the exchange rates of the NIS and euro against the U.S. dollar in 2014, 2015 and 2016:

	Change in Average Exchange Rate
Period	NIS against the U.S. Dollar (%)	Euro against the U.S. Dollar (%)
2014	(0.89)	(0.01)
2015	8.24	16.44
2016	(1.32)	(0.33)

The figures above represent the change in the average exchange rate in the given period compared to the average exchange rate in the immediately preceding period. Negative figures represent depreciation of the U.S. dollar compared to the NIS or the euro. A 10% increase or decrease in the value of the NIS against the U.S. dollar would have decreased or increased our net loss by approximately $896 thousand in 2016. A 10% increase or decrease in the value of the euro against the U.S. dollar would have decreased or increased our net loss by approximately $322 thousand in 2016.

From time to time, we enter into limited short term hedging arrangements with financial institutions. We do not use derivative financial instruments for speculative or trading purposes.
Other Market Risks
We do not believe that we have material exposure to interest rate risks or to inflationary risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder is set forth under Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets, Consolidated Statements of Operations, Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements included in the Consolidated Financial Statements that are a part of this annual report. Other financial information is included in the Consolidated Financial Statements that are a part of this annual report.
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because the JOBS Act provides an exemption from such requirement as we qualify as an emerging growth company.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of February 1, 2017:

Name	Age	Position

Larry Jasinski	59	Chief Executive Officer and Director
Kevin Hershberger	52	Chief Financial Officer
Ofir Koren	47	Vice President, Research & Development and Regulatory
Jodi Gricci	49	Vice President, Global Marketing, Service and Training
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
Ofir Koren has served as our Vice President, Research & Development and Regulatory since February 2017,and was previously our Vice President Research and Development since he joined us in February 2013. From 2009 to 2013, Mr. Koren served as General Manager of RuggedCOM Israel, a developer of communications equipment. From 2007 to 2009, he served as the Vice President of Research and Development of Alvarion Technologies Ltd., an Israeli provider of wireless services. Mr. Koren holds a B.Sc. in electrical engineering from Tel Aviv University and an MBA from the University of Herriot Watt, Scotland.
Jodi Gricci has served as our Vice President, Global Marketing Service and Training since February 2017, and was previously our Vice President, Global Marketing and Training since she joined us in June 2012. Prior to joining us, Ms. Gricci was the Managing Director of Soteira GmbH, a medical device company based in Berlin, Germany, from November 2008 to June 2012.
As reported on our Current Report on Form 8-K filed with the SEC on January 30, 2017, John Hamilton, who had served as our Vice President, Regulatory and Clinical since joining us in June 2012, left his officer post effective January 31, 2017 to pursue an opportunity serving as our external consultant.

The remaining information required by this Item will be included in, and is incorporated herein by reference from, our definitive proxy statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year ended December 31, 2016 (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in, and is incorporated herein by reference from, our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will 12 be included in and is incorporated herein by reference from, our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in and is incorporated herein by reference, from our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in and is incorporated herein by reference, from our Proxy Statement.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ReWalk Robotics Ltd.

By:	/s/ Larry Jasinski
Name: Larry Jasinski
Title: Chief Executive Officer

Date: February 17, 2017

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

Signature	Title	Date

/s/ Larry Jasinski	Director and Chief Executive Officer (Principal Executive Officer)	February 17, 2017
Larry Jasinski

/s/ Kevin Hershberger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2017
Kevin Hershberger

/s/ Jeff Dykan	Chairman of the Board	February 17, 2017
Jeff Dykan

/s/ Dr. John William Poduska	Director	February 17, 2017
Dr. John William Poduska

/s/ Deborah DiSanzo	Director	February 17, 2017
Deborah DiSanzo

/s/ Wayne B. Weisman	Director	February 17, 2017
Wayne B. Weisman

/s/ Yasushi Ichiki	Director	February 17 2017
Yasushi Ichiki

/s/ Aryeh Dan	Director	February 17, 2017
Aryeh Dan

/s/ Glenn Muir	Director	February 17, 2017
Glenn Muir

/s/ Peter Wehrly	Director	February 17, 2017
Peter Wehrly

EXHIBIT INDEX

Number	Description
3.1
Second Amended and Restated Articles of Association of the Company, as amended by the First Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).

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

4.4
Form of warrant issued in connection with the Company's follow-on offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2016).

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

10.7
Warrant, dated December 30, 2015, between the Company and Kreos Capital V (Expert Fund) Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2016).

10.8
Research Collaboration Agreement, dated May 16, 2016, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2016).*

10.9
License Agreement, dated May 16, 2016, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 17, 2016).*

10.10
Form of indemnification agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on August 20, 2014).**

10.11	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014). **
10.12	2012 Israeli Equity Incentive Sub Plan (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014). **
10.13	2012 U.S. Equity Incentive Sub Plan (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014). **
10.14	2006 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014). **
10.15	2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on August 20, 2014). **
10.16
Employment Agreement, dated as of December 17, 2014, between the Company and Kevin Hershberger (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.17
Executive Employment Agreement, dated as of January 17, 2011, between the Company and Larry Jasinski (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.18
2014 Incentive Compensation Plan Form of Option Award Agreement for employees and executives (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.19
2014 Incentive Compensation Plan Form of Restricted Stock Unit Award Agreement for employees and executives (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.20
2014 Incentive Compensation Plan Form of Restricted Stock Unit Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.21	2014 Incentive Compensation Plan Form of Option Award Agreement for Israeli non-employee directors.**
10.22	2014 Incentive Compensation Plan Form of Option Award Agreement for non-Israeli non-employee directors.**
10.23
ReWalk Robotics Ltd. Compensation Policy for Executive Officers and Non-Executive Directors, as amended (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 27, 2016). **

10.24
Equity Distribution Agreement, dated May 10, 2016, between the Company and Piper Jaffray & Co., as Agent(incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.25
Underwriting Agreement, dated October 27, 2016, between the Company and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2016).

10.26
Series E Preferred Securities Purchase Agreement, dated June 26, 2014, among the Company and the parties named therein (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on July 16, 2014).

10.27
Employment Agreement, dated as of June 18, 2012, between the Company and John Hamilton (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

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
__________________________

*
Portions of the agreement were omitted and a complete copy of the agreement has been provided separately to the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under, as applicable, Rule 406 of the Securities Act of 1933, as amended and/or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	Management contract or compensatory plan, contract or arrangement.

***	Furnished herewith.

REWALK ROBOTICS LTD

CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer 2 Pal-Yam Blvd. Haifa 3309502, Israel	Tel: +972-4-8654000 Fax: +972-3-5633439 ey.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
REWALK ROBOTICS LTD.

We have audited the accompanying consolidated balance sheets of ReWalk Robotics Ltd. and its subsidiaries (the “Company”) as of December 31, 2016, and 2015, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1h to the consolidated financial statements, for the year ended December 31, 2016, the Company incurred a net loss totaling $106.5 million and further losses are anticipated in the development of its business. These factors, along with other factors described in Note 1h, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1h. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Haifa, Israel	/s/ KOST FORER GABBAY & KASIERER
February 17, 2017	KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$23,678	$17,869
Trade receivable, net	1,254	2,146
Prepaid expenses and other current assets	1,291	1,227
Inventories	3,264	2,534

Total current assets	29,487	23,776

LONG-TERM ASSETS

Other long term assets	1,018	470
Property and equipment, net	1,258	1,328

Total long-term assets	2,276	1,798

Total assets	$31,763	$25,574

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2016	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term loan	$7,495	$—
Trade payables	3,424	2,474
Employees and payroll accruals	1,019	1,221
Deferred revenues and customers advances	54	199
Other current liabilities	406	449

Total current liabilities	12,398	4,343

LONG-TERM LIABILITIES
Long term loan, net of current maturities	10,518	—
Deferred revenues	284	171
Other long-term liabilities	303	140

Total long-term liabilities	11,105	311

Total liabilities	23,503	4,654

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.01 par value-Authorized: 250,000,000 shares at December 31, 2016 and 2015; Issued and outstanding: 16,338,257 and 12,222,583 shares at December 31, 2016 and 2015, respectively	45	33
Additional paid-in capital	114,707	94,876
Accumulated deficit	(106,492)	(73,989)

Total shareholders’ equity	8,260	20,920

Total liabilities and shareholders’ equity	$31,763	$25,574

The accompanying notes are an integral part of these consolidated financial statements.

 REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Year ended December 31
	2016	2015	2014
Revenues	$5,869	$3,746	$3,951
Cost of revenues	5,133	3,532	4,106
Expense related to settlement of BIRD Foundation grants (see Note 7c)	—	—	466

Gross profit (loss)	736	214	(621)

Operating expenses:
Research and development, net	9,028	5,937	8,563
Sales and marketing	13,961	13,056	7,389
General and administration	8,188	6,395	3,352

Total operating expenses	31,177	25,388	19,304

Operating loss	(30,441)	(25,174)	(19,925)
Financial expenses, net	2,059	188	1,698

Loss before income taxes	(32,500)	(25,362)	(21,623)
Income taxes	3	53	45

Net loss	$(32,503)	$(25,415)	$(21,668)

Net loss per ordinary share, basic and diluted	$(2.47)	$(2.10)	$(6.34)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	13,178,107	12,115,038	3,766,694

The accompanying notes are an integral part of these consolidated financial statements.

; REWALK ROBOTICS LTD. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)

	Convertible Preferred Shares (2)		Ordinary Share (1)(2)		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
	Number	Amount	Number	Amount
Balance as of December 31, 2013	327,403	*)	185,688	*)	32,537	(26,906)	5,631
Exercise of warrants into Series C Convertible preferred Shares	17,705	*)	—	—	3,825	—	3,825
Exercise of warrants into Series D Convertible preferred Shares	263	*)	—	—	57	—	57
Issuance of Series D convertible preferred shares	4,131	*)	—	—	1,114	—	1,114
Issuance of Series E convertible preferred shares, net of issuance expense in an amount of $212	75,695	*)	—	—	7,895	—	7,895
Conversion of convertible preferred shares into ordinary shares	(425,197)	*)	7,838,640	22	(22)	—	—
Balance as of Reclassification of liability warrants to equity warrants	—	—	—	—	5,555	—	5,555
Issuance of ordinary shares in IPO, net of issuance expenses in an amount of $5,138	—	—	3,450,000	9	36,254	—	36,263
Exercise of warrants into ordinary shares	—	—	157,618	—	—	—	—
Share-based compensation to employees and non employees	—	—	—	—	5,179	—	5,179
Issuance of ordinary share upon exercise of stock options by employees	—	—	346,608	1	1	—	2
Net loss	—	—	—	—	—	(21,668)	(21,668)
Balance as of December 31, 2014	—	—	11,978,554	32	92,395	(48,574)	43,853
Share-based compensation to employees and non employees	—	—	—	—	2,345	—	2,345
Issuance of ordinary share upon exercise of stock options and RSUs by employees and non employees	—	—	194,345	1	136	—	137
Cashless exercise of warrants into ordinary shares	—	—	49,684	*)	*)	—	—
Net loss	—	—	—	—	—	(25,415)	(25,415)
Balance as of December 31, 2015	—	—	12,222,583	33	94,876	(73,989)	20,920
Share-based compensation to employees and non-employees	—	—	—	—	3,398	—	3,398
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	—	—	128,496	1	17	—	18
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $468 (3)	—	—	692,062	2	4,097	—	4,099
Issuance of warrants to purchase ordinary shares (4)	—	—	—	—	1,239	—	1,239
Cashless exercise of warrants into ordinary shares	—	—	45,116	*)	*)	—	—
Issuance of ordinary shares and warrants to purchase ordinary shares in follow-on public offering, net of issuance expenses in an amount of $1,099 (3)	—	—	3,250,000	9	11,080	—	11,089
Net loss	—	—	—	—	—	(32,503)	(32,503)
Balance as of December 31, 2016	—	—	16,338,257	45	114,707	(106,492)	8,260

*)	Represents an amount lower than $1.

(1)    The ordinary shares consist of two series, see note 8a.

(2)	All shares amount have been restated to reflect an 18-for-1 share split split as of August 26, 2014, see Note 8b.

(3)	See note 8c.

(4)	See note 6.
The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(32,503)	$(25,415)	$(21,668)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	696	438	111
Share-based compensation to employees and non employees	3,398	2,345	5,179
Deferred taxes	(5)	(61)	(60)
Financial expenses related to convertible loans	675	—	—
Capital Gain	(8)	—	—
Revaluation of fair value of warrants to purchase convertible preferred share	—	—	(776)
Issuance of Warrants to venture lending	—	—	835
Issuance of Warrants to service provider	—	—	73
Financial expenses resulted from Issuance of Series D preferred shares to related party	—	—	1,114

Changes in assets and liabilities:

Trade receivables, net	892	(191)	(1,651)
Prepaid expenses and other current assets	(607)	(613)	(440)
Inventories	(911)	(2,525)	196
Trade payables	950	1,084	445
Employees and payroll accruals	(202)	349	308
Deferred revenues and advances from customers	(32)	121	(72)
Other liabilities	120	(712)	1,105
Severance pay, net	—	—	(18)
Net cash used in operating activities	(27,537)	(25,180)	(15,319)

Cash flows from investing activities:
Investment in short-term deposits	—	—	(10,000)
Maturities of short-term deposits	—	1,667	8,333
Purchase of property and equipment	(452)	(584)	(169)
Proceeds from sale of property and equipment	15	—	—
Net cash provided by (used in) investing activities	(437)	1,083	(1,836)
Cash flows from financing activities:
Proceeds from long term loan	20,000	—	—
Debt issuance cost	(501)	—	—
Repayment of long term loan	(922)	—	—

REWALK ROBOTICS LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS U.S. dollars in thousands	Year ended December 31
	2016	2015	2014
Issuance of ordinary shares in at-the-market offering, net of issuance expenses paid in the amount of $468	4,099	—	—
Issuance of ordinary shares and warrants in follow-on offering, net of issuance expenses in an amount of $1,099	11,089	—	—
Issuance of ordinary share upon exercise of stock options by employees and non employees	18	137	2
Issuance of Series E convertible preferred shares, including warrants, net	—	—	12,781
Exercise of warrants into Series C and D to convertible preferred shares	—	—	1,078
Issuance of ordinary shares in IPO, net of issuance expenses in an amount of $5,138	—	—	36,263
Net cash provided by financing activities	33,783	137	50,124

Increase (decrease) in cash and cash equivalents	5,809	(23,960)	32,969
Cash and cash equivalents at beginning of period	17,869	41,829	8,860

Cash and cash equivalents at end of period	$23,678	$17,869	$41,829

Supplemental disclosures of non-cash flow information

Classification of inventory to property and equipment, net	$181	$768	$—

Exercise of warrants to purchase preferred shares into Series C and D preferred shares	$—	$—	$2,804

Reclassification of liability warrants to equity warrants	$—	$—	$5,555

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$45	$163	$—
Cash paid for interest	$1,301	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-    GENERAL

a.	ReWalk Robotics Ltd. (“RRL”, and together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Israel on June 20, 2001 and commenced operations on the same date.

b.
RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics Inc. (“RRI”) incorporated under the laws of Delaware on February 15, 2012 and (ii) ReWalk Robotics GMBH. (“RRG”) (formerly Argo Medical Technologies GmbH) incorporated under the laws of Germany on January 14, 2013.

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

d.
The Company markets and sells its products directly to institutions and individuals and through third-party distributors. The Company sells its products directly primarily in Germany and the United States, and primarily through distributors in other markets. In its direct markets, the Company has established relationships with rehabilitation centers and the spinal cord injury community, and in its indirect markets, the Company’s distributors maintain these relationships. RRI markets and sells products mainly in the United States and Canada. RRG sell the Company’s products mainly in Germany and Europe.

e.
During the fiscal year ended December 31, 2016, the Company issued and sold 692,062 ordinary shares at an average price of $6.60 per share under its ATM Offering Program. The gross proceeds to the Company were $4.6 million, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $468 thousand were $4.1 million. The Company could raise up to $25 million under its ATM Offering Program. See Note 8c(1) below for more information about the Company’s ATM Offering Program.

f.
In November 2016, the Company completed its follow-on public offering in which the Company issued and sold 3,250,000 units each consisting of one ordinary share and 0.75 of a warrant to purchase one ordinary share. Each unit was sold to the public at a price of $3.75 per unit. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts and expenses, were $12.2 million. See Note 8c(2) below for more information about the Company’s follow-on public offering.

g.
The Company depends on one contract manufacturer, Sanmina. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. This vendor accounted for 12% and 24% of the Company's total trade payables as of December 31, 2016 and 2015, respectively.

h.
The Company has an accumulated deficit in the total amount of $106.5 million as of December 31, 2016 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under the Company's ATM Offering Program, or other future issuances of equity and debt securities, or through a combination of the foregoing. See note 13a for further information about the Company's plan to reduce operating expenses.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.
The consolidated financial statements for the year ended December 31, 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Most of the revenues and costs of the Company are denominated in United States dollars (“dollars”). Some of the Company’s and its subsidiaries’ revenues and costs are incurred in Euros and New Israeli Shekels (“NIS”), however, the selling prices are linked to the Company’s price list which is determined in dollars, the budget is managed in dollars, financing activities including loans and cash investments, are made in U.S. dollars and the Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and each of its subsidiaries operate. Thus, the dollar is the Company’s and its subsidiaries’ functional and reporting currency.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, RRI and RRG. All intercompany transactions and balances have been eliminated upon consolidation.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. In the years ended December 31, 2016, 2015 and 2014, the Company wrote off inventory in the amount of $237 thousand, $127 thousand and $76 thousand, respectively. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

f.	Related party:

The Company has a substantial shareholder named Yaskawa Electric Corporation (“YEC”).

In September 2013 the Company entered into a share purchase agreement and a strategic alliance with YEC, pursuant to which YEC has agreed to distribute the Company’s products, in addition to providing sales, marketing, service and training functions, in Japan, China (including Hong-Kong and Macau), Taiwan, South Korea, Singapore and Thailand.

As of December 31, 2016 and 2015 related party receivable were 24.2% and 11.3%, of trade receivable, net, respectively. Revenues from YEC during the years ended December 31, 2016, 2015 and 2014 amounted to $295 thousand, $246 thousand and $394 thousand respectively.

g.	Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

%
Computer equipment	20-33 (mainly 33)
Office furniture and equipment	6 - 10 (mainly 10)
Machinery and laboratory equipment	15
Field service units	50
Leasehold improvements	Over the shorter of the lease term or estimated useful life

h.	Impairment of Long-Lived Assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2016, 2015 and 2014, no impairment losses have been recorded.

i.	Other long term assets:
Other long term assets include long-term prepaid expenses and deposits for offices and cars leasing.

j.	Revenue Recognition:

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred revenue includes primarily unearned amounts received in respect of service contracts but not yet recognized as revenues. The Company also offers a rent-to-purchase option of its ReWalk Personal device. Those transactions provide potential customers the option to lease the device for a short term, after which they can choose whether to purchase it. In such cases the Company recognize revenues over the period of the rent once all other revenue criteria are met.

k	Accounting for Share-Based Compensation:

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value for options granted in 2016, 2015 and 2014 is estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	December 31,
	2016	2015	2014
Expected volatility	53%-60%	60%	60%-70%
Risk-free rate	1.16%-1.60%	1.60%-1.95%	1.74%-1.95%
Dividend yield	—%	—%	—%
Expected term (in years)	5.31 - 6.11	5.73 - 6.11	5.81 - 6.11
Share price	$6.80 - $11.88	$7.30 - $20.97	$1.49 - $20.77

The Company accounts for options granted to consultants and other service providers under ASC No. 718 and ASC No. 505, “Equity-based payments to non-employees.” The fair value of these options was estimated using a Black-Scholes-Merton option-pricing model. In 2016, 2015 and 2014 the non-cash compensation expenses related to nonemployees were immaterial.

The non-cash compensation expenses related to employees and non employees for the years ended December 31, 2016, 2015 and 2014 amounted to $3,398 thousand, $2,345 thousand and $5,179 thousand respectively.

l.	Research and Development Costs:

Research and development costs are charged to the consolidated statement of operations as incurred and are presented net of the amount of any grants we receive for research and development in the period in which we receive the grant.

m.	Income Taxes

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

n.	Warranty:

The Company provides a two-year standard warranty for its products. The Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2015	$502
Provision	400
Usage	(404)
Balance at December 31, 2016	$498

o.	Concentrations of Credit Risks:

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

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales. one customer represented 0% and 21% of the Company's trade receivable, net balance as of December 31, 2016 and December 31, 2015, respectively

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of December 31, 2016 and 2015 trade receivables are presented net of $333 thousand and $144 thousand allowance for doubtful accounts and net of sales return reserve of $105 thousand and $0, respectively.

p.	Accrued Severance Pay:

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

Total Company expenses related to severance pay amounted to $226 thousand, $202 thousand and $170 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

q.	Fair Value Measurements:

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

r.	Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of ordinary shares outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of ordinary shares, including stock options, convertible preferred share warrants, to the extent dilutive, all in accordance with ASC No. 260, “Earning Per Share”.

The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share (in thousands, except share and per share data):

	Year ended December 31
	2016	2015	2014
Net loss	$(32,503)	$(25,415)	$(21,668)
Convertible preferred shares dividend	—	—	(2,229)

Net loss attributable to ordinary shares	(32,503)	(25,415)	(23,897)
Shares used in computing net loss per ordinary shares, basic and diluted	13,178,107	12,115,038	3,766,694

Net loss per ordinary share, basic and diluted	$(2.47)	$(2.10)	$(6.34)
Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares outstanding would have been anti-dilutive.

s.	Contingent liabilities

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
See note 7e for further information.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

t.	Government grants

Government grants received by the Company relating to categories of operating expenditures are credited to the consolidated statements of operations during the period in which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the Israel Innovation Authority, or the IIA, (formerly known as the Israeli Office of the Chief Scientist), from the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD”) and from the Israeli Fund for Promoting Overseas Marketing for funding certain approved research and development projects and sales and marketing activities are recognized at the time when the Company is entitled to such grants, on the basis of the related costs incurred, and are included as a deduction from research and development or sales and marketing expenses (see Note 7c).

The Company recorded royalty-bearing grants in the amount of $0, $214 and $76 for the years ended December 31, 2016, 2015 and 2014, respectively, as part of the research and development expenses.
The Company recorded royalty expenses in the amount of $0, $0 and $204 for the years ended December 31, 2016, 2015 and 2014, respectively, as part of the cost of revenues.

u.	New Accounting Pronouncements

i.	Revenues:

In 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In 2016, the FASB issued four amendments to ASU 2014-09. The standard is effective for public companies for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted as of one year prior to the current effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company has not selected an implementation approach. The Company elected not to adopt the standard early and is currently evaluating the impact of the pending adoption of this ASU on its consolidated financial statements and related disclosures.

ii. Going concern:

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods ending after December 15, 2016, with early adoption permitted. The Company adopted ASU 2014-15 for the year ended December 31, 2016 and updated the going concern disclosure accordingly.

ii.	Inventory:

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330), Simplifying the Measurement of Inventory," which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this guidance by the Company is not expected to have a material impact on the Company's consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iii.	Leases:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current generally accepted accounting principles, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU requires additional disclosures. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. The ASU requires adoption based upon a modified retrospective transition approach. Early adoption is permitted. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the pending adoption of this ASU on the Company's consolidated financial statements and related disclosures.

iv.	Share Based Compensation:

In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including forfeitures which can take effect when they occur, the income tax consequences, classification of awards, as either equity or liabilities, and classification on the statement of cash flows. The standard also requires that shares withheld to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees to be presented as a financing activity in the statement of cash flows. The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted this ASU effective January 1, 2017 and have elected to change our accounting policy regarding forfeitures. Previously, we estimated forfeitures expected to occur in the determination of compensation costs. Going forward we will recognize forfeitures in the period they occur. The Company does not expect the adoption to have a material impact on the Company's consolidated financial statements.

v.	Cash Flow:

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses several matters of diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including the presentation of debt extinguishment costs and distributions received from equity method investments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods and allows for retrospective adoption with early adoption permitted. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the pending adoption of this ASU on its consolidated financial statements and related disclosures.

On November 17, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows.  ASU No. 2016-18 will be effective for us as of January 1, 2018. The Company is currently reviewing the effect of this ASU to the Company's financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3:-    PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31,
	2016	2015
Government institutions	$113	$209
Prepaid expenses	355	316
Deposit	—	43
Deferred tax	152	147
Other assets	671	512

	$1,291	$1,227

NOTE 4:-    INVENTORIES

The components of inventory are as follows (in thousands):

	December 31,
	2016	2015
Raw materials	$—	$450
Finished products	3,264	2,084

	$3,264	$2,534

NOTE 5:-    PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2016	2015
Cost:
Computer equipment	$709	$656
Office furniture and equipment	293	286
Machinery and laboratory equipment	573	471
Field service units	771	575
Leasehold improvements	358	113

	2,704	2,101

	December 31,
	2016	2015
Accumulated depreciation	1,446	773

Property and equipment, net	$1,258	$1,328
 Depreciation expenses amounted to $696 thousand, $438 thousand and $111 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:-    LOAN AGREEMENT WITH KREOS AND RELATED WARRANT TO PURCHASE ORDINARY SHARES

On December 30, 2015, the Company entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. On January 4, 2016, the Company drew down $12.0 million under the Loan Agreement. Under the terms of the Loan Agreement the Company were entitled to draw down up to an additional $8.0 million until December 31, 2016, if the Company raised $10.0 million or more in the issuance of shares of our capital stock (including debt convertible into shares of its capital stock) by December 31, 2016. On December 28, 2016, the Company drew down the remaining $8.0 million available under the Loan Agreement. Pursuant to the Loan Agreement, the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

The Loan has a maturity of 36 months and bears annual interest of 10.75%, which is to be paid monthly. The principal of the Loan is to be paid in 24 monthly payments, beginning in January 2017, except for the last loan payment, which was paid in advance on the Draw Down Date (as defined below). The repayment period will be extended to 36 months if the Company raises $20.0 million or more in connection with the issuance of shares of its capital stock (including debt securities convertible into shares of the Company’s capital stock) prior to the expiration of the respective initial 24-month period.

On January 4, 2016 (the “Draw Down Date”), the Company drew down $12.0 million, net of $415 thousand in loan transaction fees and and $660 thousand as advance payment. Additional loan transaction fees in the amount of $26 thousand were paid after the Draw Down Date. Out of the $441 thousand in total loan transaction fees, $140 thousand were deferred until December 28, 2016 when the Company drew down the remaining $8.0 million available under the Loan Agreement. Total fees paid during the fiscal year ended December 31, 2016, in connection with the Loan Agreement amounted to $501 thousand.

Repayment of the Loan and payment of all other amounts owed to Kreos are to be made in U.S. dollars.

The Company recorded interest expense in the amount of $2 million during the fiscal year ended December 31, 2016.

In connection with the Loan Agreement, on December 30, 2015, the Company also granted Kreos a warrant to purchase 119,295 ordinary shares of the Company at an exercise price of $9.64 per share. In connection with the $8.0 million drawdown under the Loan Agreement on December 28, 2016, the Company has granted additional warrants of 47,717. The total number of warrants represents the right to purchase167,012 ordinary shares. The increase was based on the terms of the warrant, which provide that the amount of the warrant will be increased by 5.75% of any additional drawdowns. The Kreos warrant is exercisable, in whole or in part, at any time prior to the earliest of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly-owned subsidiary of the Company, excluding any transaction in which shareholders of the Company prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

On December 30, 2015 and December 28, 2016, the Company calculated the value of its freestanding warrant to purchase its ordinary shares in the amount of $1.2 million (net of $42 thousand issuance expenses) and $78 thousand (net of $2 thousand issuance expenses), respectively, by using the relative fair value method and utilizing an option pricing method. The Company has recorded the value of the Kreos Warrant, together with the Loan's issuance costs, as debt discount which is being accreted as interest expense using the effective-interest method over the remaining term of the Loan.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to estimate the value of the Kreos warrant on December 28, 2016 and December 30, 2015:

	December 28, 2016	December 30, 2015
Expected volatility	53%	60%
Risk-free rate	2.51%	2.52%
Dividend yield	—%	—%
Expected term (in years)	9	10

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:-    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitment:

The Company has contractual obligations to purchase goods from its contract manufacturer. Purchase obligations do not include contracts that may be canceled without penalty. As of December 31, 2016, non-cancelable outstanding obligations amounted to approximately $2.2 million.

b.	Lease commitment: the Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2017 and 2025.

The future minimum lease commitments of the Company and its subsidiaries under various non-cancelable operating lease agreements in respect of premises, that are in effect as of December 31, 2016, are as follows:

2017	495
2018	547
2019	558
2020	567
2021 and Thereafter	2,219
Total	$4,386

Total rent expenses for the years ended December 31, 2016, 2015 and 2014 were $650 thousand, $260 thousand and $168 thousand, respectively.
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in 2017-2019.
RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $53 thousand as of December 31, 2016.

c.	Royalties:
The Company’s research and development efforts are financed, in part, through funding from the IIA and BIRD. Since the Company’s inception through December 31, 2016, the Company received funding from the IIA and BIRD in the total amount of $740 thousand and $500 thousand, respectively. Out of the $740 thousand in funding from the IIA, a total amount of $340 thousand were royalty bearing grants (as of December 31, 2016, the Company paid royalties to the IIA in the total amount of $50), while a total amount of $400 thousand was received in consideration of 5,237 convertible preferred A shares. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required. The Company was obligated to pay royalties to the BIRD amounting to 5% of the sales of the products and other related revenues generated from such projects, up to 150% of the grants received. During December 2014, the Company recorded a liability of $466 thousand as a settlement for the prepayment of amounts due under the agreement with BIRD, representing the full balance of the contingent liability related to grants received (including interest), which was paid in January 2015. Upon making this payment, the Company eliminated all future royalty obligations related to its anticipated revenues. These expenses are included in the cost of revenues in the consolidated statement of operations.

For the years ended December 31, 2016, 2015 and 2014, the royalties expenses recorded in cost of revenues amounted to $0, $0 and $204 thousand respectively.

As of December 31, 2016, the contingent liability to the IIA amounted to $290 thousand, and there was no contingent liability to the BIRD. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

(a) the grant recipient pays to the IIA a portion of the sale price paid in consideration for such IIA-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the R&D activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its IIA-funded know-how; (c) such transfer of IIA-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) If such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.
d. Liens
In connection with the Loan Agreement, the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.
The Company's long-term other assets in the amount of $820 thousand have been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

e.	Legal Claims:

Occasionally the Company is involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal matters is inherently uncertain. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. Where the Company determines an unfavorable outcome is not probable or reasonably estimable, the Company does not accrue for any potential litigation loss. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.

As set forth below, between September 2016 and January 2017, eight substantially similar putative securities class actions were filed against the Company. Four of these actions have been dismissed on procedural grounds and four are pending, including two actions which have been consolidated and one action brought by the plaintiffs whose actions were dismissed.

•
Dismissed Actions: On September 20, November 3, November 9, and November 10, 2016, respectively, four putative class actions on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares pursuant and/or traceable to the registration statement used in connection with the Company's IPO were commenced in the Superior Court of the State of California, County of San Mateo. The actions were filed against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO. We refer to these actions as the California State Actions. The complaints in the California State Actions asserted various claims under the Securities Act. Each of the California State Actions was dismissed for lack of personal jurisdiction in January 2017.

•	Pending Actions:

◦
On or about October 31, 2016, a class action with claims substantially similar to the California State Actions was commenced in the Massachusetts Superior Court, Suffolk County, by a different plaintiff (Civ. Action No. 16-3336), alleging claims under Section 11 of the Securities Act against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO, and alleging claims under Section 15 of the Securities Act against the Company and certain of the Company's current and former directors and officers.

◦
On or about November 30, 2016, a substantially similar class action was commenced in the Massachusetts Superior Court, Suffolk County, by a different plaintiff (Civ. Action No. 16-3670) alleging claims under

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sections 11 and Section 15 of the Securities Act against the same defendants as in the action commenced on October 31, 2016, and also alleging claims under Section 12(a)(2) of the Securities Act against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO. This action was ordered consolidated in the Massachusetts Superior Court, Suffolk County on January 9, 2017 with the action commenced on October 31, 2016, and the two actions are referred to as the Consolidated Massachusetts State Court Actions.

◦
On or about January 24, 2017, a substantially similar class action was commenced in the United States District Court for the Northern District of California (Case No. 3:17-cv-362) alleging the same claims against the same defendants as in the action commenced on November 30, 2016, except that the Section 15 claim was not asserted against the underwriters, and the Section 11 and Section 15 claims were also asserted against certain entities referred to as the Venture Capital Defendants, who are alleged in the complaint to have beneficially owned, directly or indirectly, approximately 51% of the Company’s stock upon the closing of the IPO. This action is referred to as the California Federal Court Action.

◦
On or about January 31, 2017, a substantially similar class action was commenced in the United States District Court for the District of Massachusetts (Case No. 1:17-cv-10169) by the same plaintiffs who commenced the California State Court Actions, and one additional plaintiff, alleging claims under Section 11 and 12(a)(2) of the Securities Act against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO, and alleging claims under Section 15 of the Securities Act against certain of the Company's current and former directors and officers. This action is referred to as the Massachusetts Federal Court Action.

The plaintiffs in the Consolidated Massachusetts State Court Actions are expected to file a consolidated amended complaint on or about March 13, 2017. The Company has not yet responded to the complaints in the California Federal Court Action and the Massachusetts Federal Court Action.

The complaints in all of the actions listed above allege that the Company's registration statement used in connection with its IPO failed to disclose that the Company was unprepared or unable to comply with certain regulatory special controls and to provide the FDA with a post-market surveillance study on the Company's ReWalk Personal device, and that, as a result of such alleged omission, the plaintiffs suffered damages. The Company believes that the allegations made in the complaints are without merit and intends to defend itself vigorously against the complaints relating to the four pending actions.

Based on information currently available and the early stage of the litigation, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in the Company's consolidated balance sheets as of December 31, 2016. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

NOTE 8:-    SHAREHOLDERS’ EQUITY

a.	Ordinary shares:

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

b.
All ordinary shares, options, exercise prices and loss per share amounts have been adjusted retroactively for all periods presented in these financial statements, to reflect the 17-to-1 bonus share issuance (equivalent to an 18-for-1 share split) effected on August 26, 2014.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.	Equity raise:

1.At-the-market offering program:

On May 10, 2016, the Company entered into the Equity Distribution Agreement with Piper Jaffray pursuant to which it may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25 million, through Piper Jaffray acting as its agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on the Company’s behalf all of the ordinary shares requested to be sold by the Company, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Sales may be made under the Company's registration statement on Form S-3, which was declared effective on May 9, 2016, in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Sales may be made directly on or through the Nasdaq Global Market, the existing trading market for the Company's ordinary shares, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Piper Jaffray is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares. The Company is not required to sell any of its ordinary shares at any time.

As of December 31, 2016, the Company had sold 692,062 ordinary shares under the ATM Offering Program for gross proceeds of $4.6 million and net proceeds to the Company of $4.1 million (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation of $137 thousand and had incurred total expenses of approximately $468 thousand in connection with the ATM Offering Program.

2.     Follow-on Offering

On October 27, 2016, the Company has entered into the Underwriting Agreement with Oppenheimer, in connection with the Company's follow-on public offering of 3,250,000 units, each consisting of one ordinary share and 0.75 of a warrant to purchase one ordinary share. Each unit was sold to the public at a price of $3.75 per unit. The units were not issued or certificated, and the ordinary shares and warrants underlying the units were immediately separable and issued separately. The warrants are not listed on the Nasdaq Global Market, any other national securities exchange or any other nationally recognized trading system. The ordinary shares and the warrants underlying the units and the ordinary shares issuable upon exercise of the warrants are registered under the Securities Act on the Company's Form S-3.
The offering closed on November 1, 2016. The Company's gross proceeds were $12.2 million. The Company's estimated net aggregate proceeds, after deducting underwriting discounts and commissions and estimated expenses, were $11.1 million. The Company also granted Oppenheimer an option to purchase up to 487,500 additional units at the public offering price, less the underwriting discount, for 30 days after October 27, 2016. Oppenheimer did not exercise these options. All estimates of net aggregate proceeds assume that none of the Warrants issued in the offering will be exercised.

d.	Share Option Plans:
On March 30, 2012, the Company’s board of directors adopted the ReWalk Robotics Ltd. 2012 Equity Incentive Plan.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 19, 2014, the Company’s board of directors adopted the ReWalk Robotics Ltd. 2014 Incentive Compensation Plan or the "Plan". The Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-based awards, other stock-based awards and dividend equivalents to the Company’s and its affiliates’ respective employees, non-employee directors and consultants.
Starting in 2014, the Company grants to directors and employees RSUs under this Plan. An RSU award is an agreement to issue shares of our common stock at the time the award is vested.
As of December 31, 2016 and 2015, the Company had reserved 380,153 and 420,469 shares of ordinary shares, respectively, available for issuance to employees, directors, officers and non-employees of the Company.
The share reserve pool will increase on January 1 of each calendar year during the term of the 2014 Plan in an amount equal to the lesser of: (x) 972,000, (y) 4% of the total number of shares outstanding on December 31 of the immediately preceding calendar year, and (z) an amount determined by the Company's board of directors.
The options generally vest over four year, with certain options granted to non-employee directors during the fiscal year ended December 31, 2016, vesting over one year.
    Any option that is forfeited or canceled before expiration becomes available for future grants under the Plan.
A summary of employee share options and RSUs activity during the fiscal year ended 2016 is as follows:

	Year Ended December 31, 2016
	Number	Average exercise price	Average remaining contractual life (years) (1)	Aggregate intrinsic value (in thousands)
Options and RSUs outstanding at the beginning of the year	1,853,369	6.12	8.37	17,048
Options granted	391,285	9.25
RSUs granted	177,528	—
Options exercised (2)	(104,555)	$1.29
RSUs vested (2)	(37,704)	$—
RSUs forfeited	(1,487)	$—
Options forfeited	(27,422)	$9.74

Options and RSUs outstanding at the end of the year	2,251,014	6.47	7.80	1,740

Options and RSUs vested and expected to vest	2,208,737	6.47	7.79	1,700

Options exercisable at the end of the year	997,977	5.42	6.89	939

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

(2)
During the fiscal year ended December 31, 2016, the aggregate number of ordinary shares that were issued pursuant to RSUs that became vested and options that were exercised on a net basis was 128,496 ordinary shares.

The weighted average grant date fair values of options granted during the fiscal year ended December 31, 2016, 2015 and 2014 were $4.75, $5.36 and $4.74 respectively. The weighted average grant date fair values of RSUs granted during the fiscal year ended December 31, 2016, 2015 and 2014,were $9.28, $20.77 and $20.97 respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders, which hold options with positive intrinsic value, exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the year ended December 31, 2016, 2015 and 2014 were $844 thousand, $2.1 million and $38 thousand, respectively. Total fair value of shares vested during the year ended December 31, 2016 , 2015 and 2014 were $3,626 thousand, $2,164 thousand and $655 thousand respectively. As of December 31, 2016, there were $7.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 and 2014 Plans. This cost is expected to be recognized over a period of approximately 2.5 years.

The number of options and RSUs outstanding as of December 31, 2016 is set forth below, with options separated by range of exercise price:

Range of exercise price	Options and RSUs Outstanding as of December 31, 2016	Weighted average remaining contractual life (years) (1)	Options and RSUs outstanding as of December 31, 2016	Weighted average remaining contractual life (years) (1)
RSUs only	226,598	—	—	—
$0.82	34,377	4.03	34,377	4.03
$1.32	342,390	5.45	338,145	5.43
$1.48	403,125	7.03	281,243	7.03
$6.80-$8.99	761,211	8.93	195,249	8.86
$9.22-$10.98	223,056	9.35	6,273	9.27
$19.62-$20.97	260,257	7.98	142,690	7.98
	2,251,014	7.80	997,977	6.89

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

e.	Options issued to consultants:

The Company’s outstanding options and RSUs granted to non-employees as of December 31, 2016 were as follows:

Issuance date	Options for shares of ordinary share	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
March 12, 2007	3,454	$—	3,454	March 12, 2017

On May 28, 2016, the Company entered into an agreement (the “Consulting Agreement”) with a separate non-employee consultant (the “Consultant”), under which the Consultant agreed to assist the Company in commercially promoting and expanding insurance coverage of the Company’s ReWalk devices. Compensation under the Consulting Agreement is due and payable only if the Consultant is successful, and will consist of agreed amounts in cash or ordinary shares and a percentage of certain sales resulting from the Consultant’s efforts. Additionally, the Company has agreed to pay the Consultant 10 percent of the increase in the Company’s market capitalization following the dates when coverage becomes active under national insurance policies that the Consultant secures for the Company. The increase in the Company’s market capitalization will be determined based on the increase between the average closing price over the ten days before disclosure of a relevant coverage decision and the average closing price over the ten days commencing 80 days after such disclosure. These variable payments, which will be made only for the first five national insurance policies the Consultant attains for the Company, (1) may be made in cash or stock at the Company’s choice and (2) may not exceed (i) $6.0 million for the date that the first national coverage policy takes effect, (ii) $5.0 million for the date that the second national coverage policy takes effect and (iii) $2.0 million for each of the dates that the next three national coverage policies take effect. The Company may need to seek shareholder approval pursuant to the rules of The Nasdaq Stock

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market LLC should the Company elect to make such payments in stock. The Consulting Agreement has a term of 12 months, which will extend to 18 months if the Consultant secures a national coverage policy with certain insurers in the first 12 months and to 24 months if the Consultant secures at least two more national coverage policies within the first 18 months. Due to the fact that the compensation under the Consulting Agreement is based on achievement, the Company had not made any cash payments or issued any ordinary shares to the Consultant under the Consulting Agreement as of December 31, 2016.

f.	Warrants to purchase ordinary shares

During the fiscal year ended December 31, 2016, a total of 138,702 warrants were exercised on a cashless basis into 45,116 ordinary shares.

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2016:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants exercisable	Exercisable through
	(number)		(number)
July 14, 2014 (1)	403,804	$10.08	403,804	July 13, 2018
December 30, 2015 (2)	119,295	$9.64	119,295	See footnote (2)
November 1, 2016 (3)	2,437,500	$4.75	2,437,500	November 1, 2021
December 28, 2016 (4)	47,717	$9.64	47,717	See footnote (2)
	3,008,316		3,008,316
(1) Represents warrants to purchase ordinary shares at an exercise price of $10.08 per share, which were granted on July 14, 2014 as part of our series E investment round.
(2) Represents warrants issuable upon the exercise of warrants to purchase ordinary shares at an exercise price of $9.64 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of December 31, 2016.
(3) Represents warrants issued as part of our follow-on offering in November 2016.
(4) Represents warrants in the amount of 47,717 ordinary shares were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 2 for exercisability terms.

g.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense in the consolidated statements of operations as follows:

	Year Ended December 31,
	2016	2015	2014
Cost of revenues	$108	$64	$33
Research and development, net	559	425	4,364
Sales and marketing, net	811	571	275
General and administrative	1,920	1,285	507

Total	$3,398	$2,345	$5,179

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9:-    RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

On May 16, 2016, the Company entered into the “Collaboration Agreement” and License Agreement with Harvard.

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

The License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of December 31, 2016 the Company did not achieve any of these milestones, and given the early stage of the License Agreement, the Company cannot anticipate the likelihood that the milestones will be achieved. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not recorded on the Company's consolidated financial statements as of December 31, 2016.

The Company's total payment obligation under the Collaboration Agreement and of the License Agreement is $6.3 million, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expense in the amount of $1.7 million which is part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement for the fiscal year ended December 31, 2016.

NOTE  10:-    INCOME TAXES

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Corporate tax rates in Israel:

Presented hereunder are the tax rates relevant to the Company in the years 2014-2016:
The Israeli statutory corporate tax rate was 26.5% in 2015 and 2014, On January 4, 2016, the statutory tax rate was changed to 25% following a reduction of corporate tax by the government.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018.

b.	Loss before taxes on income is comprised as follows:

	Year Ended December 31,
	2016	2015	2014
Domestic	$(32,642)	$(25,485)	$(21,743)
Foreign	142	123	120
	$(32,500)	$(25,362)	$(21,623)

c.	Taxes on income are comprised as follows:

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Current	$8	$114	$76
Deferred	(5)	(61)	(60)
Prior year taxes	—	—	29
	$3	$53	$45

	Year Ended December 31,
	2016	2015	2014
Domestic	$—	$—	$—
Foreign	3	53	45

	$3	$53	$45

d.	Deferred income taxes:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of December 31, 2016 and 2015 are derived from temporary differences.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Based on the Company’s history of losses, the Company established a full valuation allowance for RRL.
Undistributed earnings of certain subsidiaries as of December 31, 2016 were immaterial. The Company intends to reinvest these earnings indefinitely in the foreign subsidiaries. As a result, the Company has not provided for any  deferred income taxes.

	December 31,
	2016	2015
Carry forward tax losses	$20,938	$14,961
Research and development carry forward expenses-temporary differences	1,551	1,176
Accrual and reserves	223	206

Deferred tax assets before valuation allowance	22,712	16,343
Valuation allowance	(22,560)	(16,196)

Net deferred tax assets	$152	$147

The net changes in the total valuation allowance for each of the years ended December 31, 2016, 2015 and 2014, are comprised as follows:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$(16,196)	$(10,089)	$(6,219)
Changes due to amendments to tax laws and exchange rate differences	917	—	—
Additions during the year	(7,281)	(6,107)	(3,870)
Balance at end of year	$(22,560)	$(16,196)	$(10,089)

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e.	Reconciliation of the theoretical tax expenses:
A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2016	2015	2014
Loss before taxes, as reported in the consolidated statements of operations	$(32,500)	$(25,362)	$(21,623)

Statutory tax rate	25.0%	26.5%	26.5%

Theoretical tax benefits on the above amount at the Israeli statutory tax rate	$(8,125)	$(6,721)	$(5,730)
Income tax at rate other than the Israeli statutory tax rate	10	16	12
Non-deductible expenses including equity based compensation expenses and other	857	651	1,864
Operating losses and other temporary differences for which valuation allowance was provided	7,281	6,107	3,870
Other	(20)	—	—
Taxes in respect of prior years	—	—	29

Actual tax expense	$3	$53	$45

f.	Foreign tax rates:

Taxable income of RRI was subject to tax at the rate of 40% in 2016, 2015, and 2014.

Taxable income of RRG was subject to tax at the rate of 30% in 2016, 2015, and 2014.

g.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”):

Conditions for entitlement to the benefits:

Under the Investment Law, in 2012 the Company elected “Beneficiary Enterprise” status which provides certain benefits, including tax exemptions and reduced tax rates. Income not eligible for Beneficiary Enterprise benefits is taxed at a regular rate.

Income derived from Beneficiary Enterprise from productive activity will be exempt from tax for ten years from the year in which the Company first has taxable income, providing that 12 years have not passed from the beginning of the year of election. In the event of a dividend distribution from income that is exempt from company tax, as aforementioned, the Company will be required to pay tax of 10%- 25% on that income.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 29, 2010, the Knesset approved an additional amendment to the Law for the Encouragement of Capital Investments, 1959. According to the amendment, a reduced uniform corporate tax rate for exporting industrial enterprises (over 25%) was established. The reduced tax rate will not be program dependent and will apply to the industrial enterprise’s entire income. The tax rates for industrial enterprises have been reduced. In August 2013, the Israeli Knesset approved an amendment to the Investment Law, pursuant to which the rates for development area A will be 9% and for the rest of the country- 16% in 2014 and thereafter. The Amendment also prescribes that any dividends distributed to individuals or foreign residents from a preferred enterprise's earnings as above will be subject to taxes at a rate of 20% (subject to tax treaty benefits)

In December 2016, the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which includes Amendment 73 to the Law for the Encouragement of Capital Investments ("the Amendment") was published. According to the Amendment, a preferred enterprise located in development area A will be subject to a tax rate of 7.5% instead of 9% effective from January 1, 2017 (and thereafter the tax rate applicable to preferred enterprises located in other areas remains at 16%).

The Company has examined the effect of the adoption of the Amendment on its financial statements, and as of the date of the publication of the financial statements, the Company estimates that it will not apply the Amendment. The Company’s estimate may change in the future.

h.	Tax assessments:

RRL has had final tax assessments up to and including the 2012 tax year.
Each RRI and RRG have not had final tax assessment, since its inception.

i.	Net operating carry-forward losses for tax purposes:

As of December 31, 2016, RRL has carry-forward losses amounting to approximately $83.8 million, which can be carried forward for an indefinite period.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:-    FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows:

	Year Ended December 31,
	2016	2015	2014
Foreign currency transactions and other	$85	$170	$200
Financial expenses related to loan agreement with Kreos	1,976	—	100
Bank commissions	34	36	36
Expenses (income) related to hedging transactions	(36)	(18)	61
Issuance of warrants to purchase convertible preferred share	—	—	835
Revaluation of fair value of warrants to purchase convertible preferred share	—	—	(776)
Issuance of convertible preferred shares	—	—	1,114
Issuance cost related to warrants liability	—	—	128
	$2,059	$188	$1,698

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  12:-    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Year Ended December 31,
	2016	2015	2014
Revenues based on customer’s location:
Israel	$—	$—	$—
United States	3,741	2,439	2,186
Europe	1,144	820	1,254
Asia-Pacific	984	487	511

Total revenues	$5,869	$3,746	$3,951

	December 31,
	2016	2015
Long-lived assets by geographic region:
Israel	$476	$605
United States	565	483
Germany	217	240

	$1,258	$1,328

(*)    Long-lived assets are comprised of property and equipment, net.

Major customer data as a percentage of total revenues:

	Year Ended December 31,
	2016	2015	2014
Customer A	33.3%	14.8%	15.1%

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:-    SUBSEQUENT EVENTS

a. On January 9, 2017, the Company has announced its plan to reduce total operating expenses in 2017 by up to 30% as compared to 2016. These reductions will be achieved through a combination of targeted savings, including the completion of specific projects focused on quality improvement initiatives and efforts to reduce overall product cost, a realignment of and reduction in staffing to match the Company’s 2017 business goals, and a reduction in other corporate spending.

b. See note 7e for information on developments in legal proceedings in 2017.

.