Form 10-K/A
period 2016-12-31
ReWalk Robotics Ltd.
filed 2017-04-27
CIK 1607962

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Ordinary Shares held by non-affiliates of the Registrant based upon the closing price of the Ordinary Shares as reported by the Nasdaq Global Market on June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $59,417,492.

As of March 31, 2017, the Registrant had outstanding 16,672,531 Ordinary Shares, par value NIS 0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

REWALK ROBOTICS LTD.

AMENDMENT NO. 1

TO

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

i

EXPLANATORY NOTE
We are filing this Amendment No. 1 (this "Amendment") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the "SEC") on February 17, 2017 (the" Original Form 10-K") solely to include the information required by Part III of the Original Form 10-K. This information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Items 10, 11, 12, 13 and 14 of Part III to be incorporated in a Form 10-K by reference from a definitive proxy statement involving the election of directors filed no later than 120 days after an issuer’s fiscal year end. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Item 15 of Part IV of the Original Form 10-K has been amended solely to include as Exhibits 31.3 and 31.4 new certifications by our principal executive officer and principal financial officer.

No other changes have been made to the Original Form 10-K. This Amendment speaks as of the filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The following table sets forth the name, age and position of each of our directors (the "Board" or the "Board of Directors") as of March 31, 2017:

Name	Age	Position

Larry Jasinski	59	Chief Executive Officer and Director
Jeff Dykan(3)(4)	58	Chairman of the Board
Wayne B. Weisman(4)	61	Director
Aryeh (Arik) Dan(2)	58	Director
Yasushi Ichiki	49	Director
Glenn Muir(1)(2)(3)(4)(5)	58	Director
Dr. John William Poduska(1)(2)(4)(5)	79	Director
Peter Wehrly(1)(4)	58	Director
Deborah DiSanzo(4)	57	Director
_____________________________________________________
(1) Member of the audit committee.
(2) Member of the compensation committee.
(3) Member of the nominating and governance committee.
(4) Independent director under the rules of the Nasdaq Stock Market.
(5) External director under the Israel Companies Law.

Larry Jasinski has served as our Chief Executive Officer and as a member of our board since February 2012. From 2005 until 2012, Mr. Jasinski served as the President and Chief Executive Officer of Soteira, Inc., a company engaged in development and commercialization of products used to treat individuals with vertebral compression fractures, which was acquired by Globus Medical in 2012. From 2001 to 2005, Mr. Jasinski was President and Chief Executive Officer of Cortek, Inc., a company that developed next-generation treatments for degenerative disc disease, which was acquired by Alphatec in 2005. From 1985 until 2001, Mr. Jasinski served in multiple sales, research and development, and general management roles at Boston Scientific Corporation. Mr. Jasinski has served on the board of directors of Massachusetts Bay Lines since 2015 and of LeMaitre Vascular, Inc. since 2003. Mr. Jasinski holds a B.Sc. in marketing from Providence College and an MBA from the University of Bridgeport. We believe that Mr. Jasinski’s successful leadership and executive experience, along with his extensive knowledge of the medical devices industry and research and development, provide him the qualifications and skills to act as a member of our Board.
Jeff Dykan has served on our Board since 2006 and has been the Chairman of our Board since 2009. He was appointed by our shareholder SCP Vitalife Partners II L.P. Mr. Dykan has been a director of SCP Vitalife GP, the corporate general partner of the common general partner of each of SCP Vitalife Partners II L.P. and its successor fund SCP Vitalife Partners (Israel) II L.P., since 2002 and 2007, respectively. Prior to joining Vitalife, from 2001 to 2002, Mr. Dykan was the Chairman and Chief Executive Officer of BitBand Inc., formerly a provider of content management and delivery systems, specializing in video on demand for IPTV. Mr. Dykan is a member of the American Institute of CPAs and holds a B.Sc. in accounting and management and an M.B.A. in computer applications, both from New York University. We believe that Mr. Dykan’s extensive knowledge of corporate finance, securities and investments and his years of acting in management roles provide him the qualifications and skills to serve as a member of our Board.

Wayne B. Weisman has served on our Board since 2009. He was appointed by our shareholder SCP Vitalife Partners II L.P. Since 2007, Mr. Weisman has been a director of SCP Vitalife GP, the corporate general partner of the common general partner of SCP Vitalife Partners II L.P. and its affiliate SCP Vitalife Partners (Israel) II L.P. He has also served as a managing member of SCP Vitalife Management Company, LLC, which by contract provides certain management services to the common general partner of SCP Vitalife. Mr. Weisman is Chairman of Recro Pharma, Inc. (NASDAQ: REPH), a revenue-generating specialty pharmaceutical company developing multiple non-opiod therapeutics for the treatment of serious acute pain. He also serves on the board of a number of private companies, including Trig Medical LTD and Echo360 Inc. Mr. Weisman previously served on the board of directors of each of EndoSpan Ltd. from 2009 to 2015, Ivenix, Inc. from 2011 to 2015 and Pocared Diagnostics Ltd.

from 2007 to 2015. He is the vice chairman of the boards of trustees of Young Scholars School. He is also an advisory board member of the Philadelphia-Israel Chamber of Commerce and Mid-Atlantic Diamond Ventures, the venture forum of Temple University. Mr. Weisman holds a B.A. from the University of Pennsylvania and a J.D. from the University of Michigan Law School. We believe that Mr. Weisman’s leadership as a director of various pharmaceutical and healthcare companies and his extensive experience serving as a director on other boards provide him the qualifications and skills to serve as a member of our Board.

Aryeh (Arik) Dan has served on our Board since 2013. He was appointed by our shareholder Yaskawa Electric Corporation, a manufacturer of motion controllers, switches, industrial robots and other automation products. He has served as the President and Chief Executive Officer of Yaskawa Europe Technology since 2005. Mr. Dan holds a B.Sc. in aeronautical engineering from the Technion-Israel Institute of Technology and completed studies in the M.B.A. research program at Keio University, Japan. We believe that Mr. Dan’s leadership experience and his expertise in robotics technology and research and development provide him with the qualifications and skills to serve as a member of our Board.

Yasushi Ichiki has served on our Board since 2014. He was appointed by our shareholder Yaskawa Electric Corporation. Mr. Ichiki has been the Manager of the Corporate Planning Group, Corporate Planning Division, of Yaskawa Electric Corporation since May 2014. Previously, from February 2010 to April 2014, he served as the General Manager of Corporate Planning, Robotics Division of Yaskawa Europe GmbH. Mr. Ichiki holds a B.A. from Yamaguchi University, Japan. We believe that Mr. Ichiki’s management experience and his expertise in the development and marketing of robotics and power electronics technology provide him the qualifications and skills to serve as a member of our Board.

Glenn Muir has served on our Board since 2014 as an external director under the Israel Companies Law. Until May 2014, Mr. Muir served as Executive Vice President, Finance and Administration of Hologic, Inc. (NASDAQ: HOLX) since September 2000 and as Chief Financial Officer since 1992. Hologic is a manufacturer and supplier of premium diagnostics products, medical imaging systems and surgical products with an emphasis on serving the healthcare needs of women. Prior to that, Mr. Muir served as the Controller of Hologic from the time he joined in October 1988 through 1992, including during its initial public offering in 1990. Mr. Muir has been a director of Repligen Corporation (NASDAQ:RGEN) since 2015 and chairman of its audit committee since 2016, a director and chairman of the audit committee of G1 Therapeutics, Inc. since 2015 and was a director and chairman of the audit committee of RainDance Technologies, Inc. from 2014 to 2017. Additionally, Mr. Muir served as a director of Hologic from 2001 through 2013. Mr. Muir holds a B.B.A. with a major in accounting from the University of Massachusetts in Amherst, an M.B.A. from the Harvard Graduate School of Business Administration and an M. Sc. in taxation from Bentley College Graduate School of Business. Mr. Muir is also a certified public accountant. We believe that Mr. Muir’s extensive background in medical products manufacturing and his long-standing experience in executive and director roles in various public companies provide him the qualifications and skills to serve as a member of our Board.

Dr. John William Poduska has served on our Board since 2014 as an external director under the Israel Companies Law. Dr. Poduska currently serves as a director of EXA Corporation (NASDAQ: EXA), a developer and provider of simulation software systems, where he serves as chairman of the compensation committee and a member of the nominating and governance committee. He also serves as a director on the boards of a number of privately-held companies. Dr. Poduska also served as a director of Novell, Inc. until 2011 and of Anadarko Petroleum Corporation and Safeguard Scientifics, Inc. until 2009. Dr. Poduska was the Chairman of Advanced Visual Systems Inc., a provider of visualization software, from January 1992 to December 2001. From December 1989 until December 1991, Dr. Poduska was President and Chief Executive Officer of Stardent Computer Inc., a computer manufacturer. From December 1985 until December 1989, Dr. Poduska served as Chairman and Chief Executive Officer of Stellar Computer Inc., a computer manufacturer he founded which is the predecessor of Stardent Computer Inc. Prior to founding Stellar Computer, Inc., Dr. Poduska founded Apollo Computer Inc. and Prime Computer, Inc. Dr. Poduska holds a Sc.D. from MIT and an Honorary Doctorate of Humane Letters from Lowell University. We believe that Dr. Poduska’s varied director experience, both in private and public companies, his expertise in computer engineering and his familiarity with developing companies equip him with the qualifications and skills to serve as a member of our Board.

Peter Wehrly has served on our Board since April 2016. Mr. Wehrly previously served in multiple senior roles at Covidien plc, including Group President of Developed Markets and Group President of Respiratory & Monitoring Solutions and Vascular Therapies from 2009 until 2015, during which Covidien was a public company listed on the New York Stock Exchange. Prior to joining Covidien, Mr. Wehrly served as President and Chief Executive Officer at Medingo Ltd., an Israel-based company, from 2008 to 2009.  From 2000 to 2008 he held senior executive-level roles at Medtronic Spinal and Biologics in Memphis, Tennessee, where he oversaw the global market expansion of Medtronic’s core spinal fusion therapies, minimal access technologies, motion-sparing devices and biologic technologies. Prior to that, Mr. Wehrly spent 17 years at DePuy, a division of Johnson & Johnson, and most recently served as DePuy’s Sports Medicine Division President from 1997 to 2000. Throughout his career at various companies, Mr. Wehrly headed regional strategies to gain regulatory approval and reimbursement for new technologies in Europe, Japan, Australia, New Zealand, the United States and Canada. In addition, since 2012 Mr. Wehrly has been a director of Non

Linear Technologies Ltd. Since April 2016 Mr. Wehrly has served as the President, CEO and a director of PQ Bypass, Inc, a start-up company focused on long lesion technologies for PAD. Mr. Wehrly also serves as Chairman of the Board of Synaptive Medical, a Toronto based private company which primarily focuses on leading edge technology in the neuro/cranial marketplace. Mr. Wehrly holds a Bachelor of Science in Management from Ball State University in Muncie, Indiana and has been a member of a number of community boards. We believe that Mr. Wehrly’s leadership as an executive officer of various healthcare companies and his extensive experience in gaining regulatory approvals and reimbursement for new technologies provide him the qualifications and skills to serve as a member of our Board.

Deborah DiSanzo has served on our Board since September 2015. Since September 2015, Ms. DiSanzo has been the General Manager of IBM Watson Healthcare. From 2012 to 2014 Ms. DiSanzo was Chief Executive Officer of Philips Healthcare, a medical imaging, patient monitoring systems and resuscitation products manufacturer controlled by Koninklijke Philips N.V. (NYSE:PHG). Previously at Philips Healthcare, she was CEO of Patient Care and Clinical Informatics (PCCI), CEO of Healthcare Informatics and Patient Monitoring and General Manager of Patient Monitoring. Ms. DiSanzo joined Philips in 2001 when Philips acquired Agilent’s Healthcare Solutions Group. She holds a B.S. from Merrimack College and an M.B.A. from Babson College. We believe that Ms. DiSanzo’s expertise in the healthcare sphere and her understanding of the needs of consumers of healthcare products and services provide her the qualifications and skills to serve as a member of our Board.

CORPORATE GOVERNANCE
Director Independence

Our Board has determined that all of our directors, other than Larry Jasinski, our Chief Executive Officer, and Aryeh (Arik) Dan and Yasushi Ichiki, the Yaskawa appointees, are independent under NASDAQ listing standards. As described below, under the Israel Companies Law we are required to have at least two external directors. The definition of "independent director" under the NASDAQ listing standards and "external director" under the Israel Companies Law overlap to some extent, so that we would generally expect the two directors serving as external directors to satisfy the requirements to be independent under the NASDAQ listing standards. Furthermore, our Board also determined that each of the audit committee, compensation committee, and nominating and governance committee is comprised of independent directors under the applicable NASDAQ listing standards and rules and regulations of the SEC. In making its determinations regarding independence, the Board carefully reviewed the categorical tests enumerated in the NASDAQ independence definition and (in the case of external directors) the standards imposed by Israeli law, as well as the individual circumstances of each director with regard to each director’s business and personal activities as they may relate to the Company and our management.

Israel Companies Law Requirements

Under the Israel Companies Law, the definition of "external director" includes a set of statutory criteria that must be satisfied, including criteria whose aim is to ensure that there be no factor which would impair the ability of the external director to exercise independent judgment. The definition of "independent director” specifies similar requirements and also provide that the board must consider any factor which would impair the ability of the independent director to exercise independent judgment. In addition, both external directors and independent directors serve for a period of three years; external directors serve pursuant to the requirements of the Israel Companies Law and independent directors serve pursuant to the staggered board provisions of our Articles of Association. However, external directors must be elected by a Special Majority (as defined below under " - Approval of Related Party Transactions Under Israeli Law") of shareholders while independent directors may be elected by an ordinary majority.

Under the Israel Companies Law, subject to certain opt-out rights available to certain Israeli companies, we are required to have at least two external directors. External directors must meet stringent standards of independence from us, from our management and from any controlling shareholder (defined for this purpose as any shareholder who holds 50% or more of our outstanding shares, or who has the right to appoint the majority of our directors or our general manager). In addition, no person may serve as an external director if that person’s position or professional or other activities create, or may create, a conflict of interest with that person’s responsibilities as a director or otherwise interfere with that person’s ability to serve as an external director or if the person is an employee of the Israel Securities Authority or of an Israeli stock exchange. These independence standards are applicable beginning two years before the external director’s election and continuing for two years after the external director’s term of service. In addition to election by the normal majority vote, external directors must generally be elected by a majority vote of the shares held by shareholders other than controlling shareholders. Glenn Muir and Dr. John William Poduska serve as our external directors.

Nasdaq Listing Standards

The NASDAQ definition of "independent director" includes a series of objective tests. Specifically, a director is deemed independent under the NASDAQ rules if such director is not an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Generally, the following persons are not considered independent, among others:

•	a director who is, or at any time during the past three years was, employed by the company;

•
a director who accepted or who has a family member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service, compensation paid to a family member who is an employee (other than an executive officer) of the company, or benefits under a tax-qualified retirement plan, or non-discretionary compensation;

•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

•
a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive pfficer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the Company's securities; or (ii) payments under non-discretionary charitable contribution matching programs;

•
a director who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; and

•
a director who is, or has a family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Audit Committee

We have a separately designated standing audit committee. The audit committee consists of Mr. Peter Wehrly, along with our two external directors, Mr. Glenn Muir and Dr. John William Poduska. Mr. Glenn Muir serves as the chair of the audit committee. The audit committee holds a minimum of four meetings per year, and will meet more frequently as circumstances require. The audit committee met seven times during the year ended December 31, 2016.

Israel Companies Law Requirements

Under the Israel Companies Law, we are required to appoint an audit committee. The audit committee must be comprised of at least three directors, including all of the external directors (one of whom must serve as chair of the committee). The audit committee may not include the following: the chairman of the board; a controlling shareholder of the company or a relative of a controlling shareholder; a director employed by or providing services on a regular basis to the company, to a controlling shareholder or to an entity controlled by a controlling shareholder; or a director who derives most of his or her income from a controlling shareholder.

In addition, under the Israel Companies Law, a majority of the members of the audit committee of a publicly-traded company must be unaffiliated directors. In general, an unaffiliated director under the Israel Companies Law is defined as either (i) an external director, or (ii) an individual who has not served as a director of the company for a period exceeding nine consecutive years and who meets the qualifications for being appointed as an external director, except that he or she need not meet the requirement for accounting and financial expertise or professional qualifications.

Nasdaq Listing Standards and SEC Requirements

Under the NASDAQ corporate governance rules, we are required to maintain an audit committee consisting of at least three independent directors, each of whom is financially literate and one of whom has accounting or related financial management expertise. Additionally, we must state whether any members of the audit committee qualifies as an audit committee financial expert under Item 407(d) of Regulation S-K as promulgated by the SEC.

All members of the audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NASDAQ corporate governance rules. Our board of directors has determined that Glenn Muir is an "audit committee financial expert" as defined by the SEC rules and has the requisite financial experience as defined by the NASDAQ corporate governance rules.

Each of the members of the audit committee is independent as such term is defined under the NASDAQ corporate governance rules and under Rule 10A-3(b)(1) promulgated under the Exchange Act, which is different from the general test for independence of board members and members of other committees.

Audit Committee Role

Our Board has adopted an audit committee charter that sets forth the responsibilities of the audit committee consistent with the rules of the SEC and the NASDAQ corporate governance rules, as well as the requirements for such committee under the Israel Companies Law, including the following:

•
overseeing our independent registered public accounting firm and recommending the engagement, compensation or termination of engagement of our independent registered public accounting firm to the Board in accordance with Israeli law;

•	reviewing regularly the senior members of the independent auditor’s team, including the lead audit partner and reviewing partner;

•	pre-approving the terms of audit, audit-related and permitted non-audit services provided by the independent registered public accounting firm for pre-approval by our Board;

•	recommending the engagement or termination of the person filling the office of our internal auditor;

•
reviewing periodically with management, the internal audit and the independent registered public accounting firm the adequacy and effectiveness of the Company’s internal control over financial reporting; and

•	reviewing with management and the independent registered public accounting firm the annual and quarterly financial statements of the Company prior to filing with the SEC.

The charter of the audit committee is available at http://ir.rewalk.com. Information contained on, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein.

The audit committee provides assistance to our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control over financial reporting and legal compliance. Specifically, the audit committee pre-approves the services performed by our independent registered public accounting firm and reviews the firm’s reports regarding our accounting practices and systems of internal control over financial reporting. The audit committee also oversees the audit efforts of our independent registered public accounting firm and takes those actions that it deems necessary to satisfy itself that such accountants are in fact independent of management.

Under the Israel Companies Law, the audit committee is responsible for:

•	determining whether there are deficiencies in the business management practices of our company and making recommendations to our Board to improve such practices;

•
determining whether to approve certain related party transactions, and classifying transactions in which a controlling shareholder has a personal benefit or other interest as significant or insignificant (which affects the required approvals) (see "- Approval of Related Party Transactions under Israeli Law");

•
examining our internal controls and internal auditor’s performance, including whether the internal auditor has sufficient resources and tools to dispose of its responsibilities, and in certain cases approving the annual work plan of our internal auditor;

•
examining the scope of our auditor’s work and compensation and submitting a recommendation with respect thereto to our Board or shareholders, depending on which of them is considering the appointment of our auditor; and

•	establishing procedures for the handling of employees’ complaints as to the deficiencies in the management of our business and the protection to be provided to such employees.

The audit committee may not approve any actions requiring its approval, unless at the time of the approval a majority of the committee’s members are present, including at least one external director. See "- Approval of Related Party Transactions under Israeli Law."

Compensation Committee

We have a separately designated standing compensation committee. The compensation committee consists of Dr. John William Poduska, Mr. Glenn Muir and Mr. Aryeh (Arik) Dan. Dr. John William Poduska serves as the chair of the compensation committee. The compensation committee meets as circumstances require, and held three meetings in 2016. Under its charter, the compensation committee may ask members of management to attend meetings and provide pertinent information as needed. However, any person forbidden to serve as a member of the committee under the Israel Companies Law may not attend committee meetings unless to present on a particular topic as determined by the committee. The CEO may not be present during voting or deliberation on his compensation.

Israel Companies Law Requirements

Under the Israel Companies Law, the board of directors of a public company must appoint a compensation committee. The compensation committee must be comprised of at least three directors, including all of the external directors, one of whom must be the chair of the compensation committee. The external directors must constitute a majority of the members of the compensation committee; however, so long as our securities are traded on the Nasdaq Global Market, we do not have a controlling shareholder, the compensation committee meets other Israel Companies Law composition requirements and our composition committees meets the requirements of U.S. law and the NASDAQ, we will generally not have to meet this majority requirement. The compensation committee may not include the following: the chairman of the board; a controlling shareholder of the company or a relative of a controlling shareholder; a director employed by or providing services on a regular basis to the company, to a controlling shareholder or to an entity controlled by a controlling shareholder; or a director who derives most of his or her income from a controlling shareholder.

The duties of the compensation committee include the recommendation to the company’s board of directors of a policy regarding the terms of engagement of directors and of specified members of senior management, which we refer to as a compensation policy. That compensation policy must be adopted by the company’s board of directors, after considering the recommendations of the compensation committee, and must then be approved by the company’s shareholders, which approval requires a Special Majority (as defined below under "- Approval of Related Party Transactions under Israeli Law - Fiduciary Duties of Directors and Executive Officers"). Our Board adopted a compensation policy, which our shareholders subsequently approved at the extraordinary general meeting of our shareholders held on December 15, 2014. Our shareholders approved amendments to our compensation policy at the annual general meetings of our shareholders held on December 3, 2015 and May 24, 2016 (as amended, the "Compensation Policy").

The compensation policy must serve as the basis for decisions concerning the financial terms of employment or engagement of office holders, including compensation, benefits, exculpation, insurance and indemnification. The compensation policy must take into account certain factors, including the following: advancement of the company’s objectives, the company’s business plan and its long-term strategy, and creation of appropriate incentives. It must also consider, among other things, the company’s risk management, size and the nature of its operations. The compensation policy must include certain principles, such as: a link between variable compensation and long-term performance and measurable criteria; the relationship between variable and fixed compensation; and the minimum holding or vesting period for variable, equity-based compensation. We believe that our Compensation Policy satisfies these requirements.

The compensation committee is responsible for (a) recommending the compensation policy to our Board for its approval (and subsequent approval by our shareholders) and (b) duties related to the Compensation Policy and to the compensation of our directors and senior management, including:

•	reviewing and making recommendations regarding our Compensation Policy at least every three years;

•	recommending to the Board periodic updates to the Compensation Policy;

•	assessing implementation of the Compensation Policy;

•	approving compensation terms of executive officers, directors and employees affiliated with controlling shareholders; and

•	exempting certain compensation arrangements from the requirement to obtain shareholder approval under the Israel Companies Law.

Nasdaq Listing Standards

Under the NASDAQ corporate governance rules, we are required to maintain a compensation committee consisting of at least two independent directors. Each of the members of the compensation committee is required to be independent under the NASDAQ listing standards relating to compensation committee members, which are different from the general test for independence of board and members of other committees. In assessing independence, the Board considered all factors specifically relevant to determining whether a director has a relationship to the Company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member and determined that each of the members of the compensation committee satisfies those requirements.

Compensation Committee Role

Our Board has adopted a compensation committee charter setting forth the responsibilities of the committee, which include:

•	reviewing and approving the granting of options and other incentive awards under the Company’s equity compensation plans to the extent such authority is delegated by our Board;

•
recommending the Company’s compensation policy and reviewing that policy from time to time both with respect to the CEO and other office holders and generally, including to assess the need for periodic updates;

•	reviewing and approving corporate goals relevant to the compensation of the CEO and other officers and evaluating the performance of the CEO and other officers; and

•	reviewing, evaluating and making recommendations regarding the compensation and benefits for our non-employee directors.

The charter of the compensation committee is available at http://ir.rewalk.com. Information contained on, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein.

Subject to applicable law, the compensation committee may delegate its authority to subcommittees established from time to time by the committee. Such subcommittees shall consist of one or more members of the committee or the board and shall report to the committee. The compensation committee is authorized to retain and terminate compensation consultants, legal counsel or other advisors to the committee and to approve the engagement of any such consultant, counsel or advisor, to the extent it deems necessary or appropriate after specifically analyzing the independence of any such consultant retained by the compensation committee.

Compensation Consultant

The compensation committee has authority to retain compensation consulting firms to assist it in the evaluation of executive officer and employee compensation and benefit programs. The compensation committee has retained Radford Surveys and Consulting ("Radford") as its independent compensation advisor. Radford provides an objective perspective as to the reasonableness of our executive compensation programs and practices and their effectiveness in supporting our business and compensation objectives. During 2016, Radford regularly participated in compensation committee meetings and advised the compensation committee with respect to compensation trends and best practices, competitive pay levels, and individual pay decisions with respect to our executive officers.

While Radford regularly consults with management in performing work requested by the compensation committee, it did not perform any separate additional services for management. The compensation committee has assessed the independence of Radford pursuant to applicable SEC rules and concluded that no conflict of interests exists that would prevent Radford from independently representing the compensation committee.

Nominating and Governance Committee

The nominating and governance committee consists of Mr. Jeff Dykan and Mr. Glenn Muir. Mr. Jeff Dykan serves as the chair of the nominating and governance committee. The nominating and governance committee meets as circumstances require, and held one meeting in 2016. Our Board has adopted a nominating and governance committee charter that sets forth the responsibilities of the nominating and governance committee, which include:

•	overseeing and assisting our board in reviewing and recommending nominees for election as directors;

•	reviewing and evaluating recommendations regarding management succession;

•	assessing the performance of the members of our board; and

•	establishing and maintaining effective corporate governance policies and practices, including, but not limited to, developing and recommending to our Board a code of conduct.

The nominating and governance committee considers proposals from a number of sources, including recommendations for nominees from shareholders submitted upon written notice to the chairman of the nominating and governance committee, c/o ReWalk Robotics Ltd., 3 Hatnufa Street, Floor 6, Yokneam Ilit, Israel 2069203. When considering a person to be recommended for nomination as a director, the nomination and governance committee evaluates, among other factors, experience, accomplishments, education, skills, personal and professional integrity, diversity of the Board and the candidate’s ability to devote the necessary time for service as a director (including directorships and other positions held at other corporations and organizations).

The nominating and corporate governance committee has no specific policy on director diversity. However, the Board reviews diversity of viewpoints, background, experience, accomplishments, education and skills when evaluating nominees. The Board believes that such diversity is important because it provides varied perspectives and promotes active and constructive discussion among Board members and between the Board and management, resulting in more effective oversight of management’s formulation and implementation of strategic initiatives. The Board believes this diversity is demonstrated in the range of experiences, qualifications and skills of the current members of the Board. Additionally, we comply with the Israeli law requirement that, if at the time of election of an external director all of the members of the Board (excluding controlling shareholders or relatives of controlling shareholders) are of the same gender, the external director to be elected must be of the other gender. In the Board’s executive sessions and in annual performance evaluations conducted by the Board and its committees, the Board from time to time considers whether the Board’s composition promotes a constructive and collegial environment. In determining whether an incumbent director should stand for reelection, the nominating and corporate governance committee considers the above factors, as well as that director’s personal and professional integrity, attendance, preparedness, participation and candor and other relevant factors as determined by the Board.

The charter of the nominating and governance committee is available at http://ir.rewalk.com. Information contained on, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein.

Procedures for Nomination of Directors by Shareholders

The procedures through which shareholders may nominate directors for election at the Company’s annual meeting of shareholders are described in our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2016, under "Proposals of Shareholders" and "Shareholder Proposals for Annual General Meeting in 2017." No change has occurred in the procedures through which shareholders may nominate directors for election at the Company’s annual meeting of shareholders.

Shareholder Communications with the Board

The Board recommends that shareholders initiate any communications with the Board in writing and send them care of our Chief Financial Officer at the following address: 3 Hatnufa Street, Floor 6, Yokneam Ilit 2069203, Israel. This centralized process will assist the Board in reviewing and responding to shareholder communications in an appropriate manner. The name of any specific intended Board recipient should be noted in the communication. Our Chief Financial Officer will forward such correspondence only to the intended recipients, however, prior to forwarding any correspondence our Chief Financial Officer will review such correspondence and, in his or her discretion, not forward certain items if they are deemed of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration. In such cases, some of that correspondence may be forwarded elsewhere in the Company for review and possible response.

Any employee may make confidential, anonymous submissions of concerns regarding questionable accounting or auditing matters and may communicate directly with the chairman of the audit committee by letter to the above address, marked for the attention of the chairman, or by leaving a telephonic message on a dedicated employee hotline. Any written communication received from any interested party, including employees, regarding accounting, internal accounting controls or auditing matters are processed in accordance with procedures adopted by the audit committee.

Approval of Related Party Transactions Under Israeli Law

Disclosure of Personal Benefits or Other Interests of an Office Holder and Approval of Certain Transactions

The Israel Companies Law requires that an office holder promptly disclose to the board of directors any personal benefit or other interest that he or she may have, and all related material information or documents, concerning any existing or proposed transaction with the company. A personal benefit or other interest includes the individual’s own benefit or other interest and, in some cases, a personal benefit or other interest of such person’s relative or an entity in which such individual, or his or her relative, is a 5% or greater shareholder, director or general manager, or in which he or she has the right to appoint at least one director or the general manager, but does not include a personal benefit or other interest stemming only from ownership of our shares.

If an office holder has a personal benefit or other interest in a transaction, approval by the board of directors is required for the transaction. Once an office holder has disclosed his or her personal benefit or other interest in a transaction, the board of directors may approve an action by the office holder that would otherwise be deemed a breach of duty of loyalty. A company may not, however, approve a transaction or action unless it is in the best interests of the company, or if the office holder is not acting in good faith.

Special approval is required for an extraordinary transaction, which under the Israel Companies Law is defined as any of the following:

•	a transaction other than in the ordinary course of business;

•	a transaction that is not on market terms; or

•	a transaction that may have a material impact on a company’s profitability, assets or liabilities.

An extraordinary transaction in which an office holder has a personal benefit or other interest requires approval first by the company’s audit committee and subsequently by the board of directors. The compensation of, or an undertaking to indemnify or insure, an office holder who is not a director requires approval first by the company’s compensation committee, then by the company’s board of directors and, if such compensation arrangement or an undertaking to indemnify or insure is inconsistent with the company’s compensation policy or if the office holder is the Chief Executive Officer (apart from a number of specific exceptions), then such arrangement is subject to shareholder approval by a simple majority, which must also include at least a majority of the shares voted by all shareholders who are neither controlling shareholders nor have a personal benefit or other interest in such compensation arrangement (alternatively, in addition to a simple majority, the total number of shares voted against the compensation arrangement by non-controlling shareholders and shareholders who do not have a personal benefit or other interest in the arrangement may not exceed 2% of our outstanding shares). We refer to this as the "Special Majority". Arrangements regarding the compensation, indemnification or insurance of a director require the approval of the compensation committee, board of directors and shareholders by a simple majority, in that order, and under certain circumstances, a Special Majority.

Generally, a person who has a personal benefit or other interest in a matter that is considered at a meeting of the board of directors or the audit committee may not be present at such a meeting or vote on that matter unless the chairman of the board of directors or the audit committee (as applicable) determines that he or she should be present in order to present the transaction that is subject to approval. If a majority of the members of the board of directors or the audit committee (as applicable) have a personal benefit or other interest in the approval of a transaction, then all directors may participate in discussions of the board of directors or the audit committee (as applicable) on such transaction and in the voting, but shareholder approval is also required for such transaction.

Disclosure of Personal Benefits or Other Interests of Controlling Shareholders and Approval of Certain Transactions

Pursuant to the Israel Companies Law, the disclosure requirements regarding personal benefits or other interests that apply to directors and executive officers also apply to a controlling shareholder of a public company. In this context, a controlling shareholder includes a shareholder who holds 25% or more of our outstanding shares if no other shareholder holds more than 50% of our outstanding shares. For this purpose, the holdings of all shareholders who have a personal benefit or other interest in the same transaction will be aggregated. The approval of the audit committee, the board of directors and the shareholders of the company, in that order, is required for (a) extraordinary transactions with a controlling shareholder or in which a controlling shareholder has a personal benefit or other interest, (b) our engagement with a controlling shareholder or his or her relative, directly or indirectly, for the provision of services to us, (c) the terms of engagement and compensation of a controlling shareholder or his or her relative who is not an office holder or (d) our employment of a controlling shareholder or his or her relative, other than as an office holder. In addition to shareholder approval by a simple majority, the transaction must be approved by a Special Majority.

To the extent that any such transaction with a controlling shareholder is for a period extending beyond three years, approval is required once every three years, unless, with respect to certain transactions, the audit committee determines that the duration of the transaction is reasonable under the circumstances.

Arrangements regarding the compensation, indemnification or insurance of a controlling shareholder in his or her capacity as an office holder require the approval of the compensation committee, board of directors and shareholders, in that order, by a Special Majority, and the terms must be consistent with our Compensation Policy.

Pursuant to regulations promulgated under the Israel Companies Law, certain transactions with a controlling shareholder or his or her relative, or with directors, that would otherwise require approval of our shareholders may be exempt from shareholder approval upon certain determinations of the audit committee and board of directors. Under these regulations, we must publish these determinations, and a shareholder holding at least 1% of our outstanding shares may, within 14 days of after publication, demand shareholder approval despite such determinations.

Board Leadership Structure

The Board has no policy regarding the need to separate or combine the offices of Chairman of the Board and Chief Executive Officer and remains free to make this determination from time to time in a manner that the Board deems most appropriate for our Company. Currently, we have separated the positions of CEO and Chairman of the Board in recognition of the differences between the two roles. The CEO is responsible for the day-to-day leadership and performance of the Company, while the Chairman of the Board (in collaboration with other members of the Board) sets the strategic direction of the Company, provides guidance to the management, sets the agenda for the Board meetings (in collaboration with the other members of the Board) and presides over meetings of the Board. We believe that separating these positions allows the Chairman of the Board to lead the board in its fundamental role of providing direction and guidance to management, while allowing our CEO to focus on our day-to-day operations. In addition, we believe that the current separation provides a more effective monitoring and objective evaluation of the performance of the CEO. The Board believes it is important that the Company retain organizational flexibility to determine whether the roles of CEO and Chairman of the Board should be separated or combined.

Risk Management

The Board is actively involved in the oversight and management of risks that could affect the Company. This oversight and management is conducted primarily through committees of the Board, as disclosed in the descriptions of each of the committees above and in the charters of each of the committees, but the full Board has retained responsibility for general oversight of risks. The Board regularly receives reports from members of senior management on areas of material risk to the Company, including operational, financial, regulatory and legal. The audit committee oversees management of financial risks (including liquidity and credit), approves all transactions with related persons and is primarily responsible for oversight of the Company’s financial reporting process and internal control over financial reporting. The compensation committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The nominating and governance committee oversees the Company’s corporate governance programs, including the administration of the Code of Business Conduct and Ethics. The Board satisfies its oversight responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within the Company.

Meetings Attended by Directors

During the fiscal year ended December 31, 2016, the Board held a total of twelve meetings, and except for Mr. Ichiki, each of our incumbent directors attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by the committees of the Board on which he or she served during the period in which he or she served. Mr. Ichiki was unable to attend the meetings due to work conflicts. The Board regularly holds executive sessions in which only its independent directors meet, without management present. Although we do not maintain a formal policy regarding director attendance at the annual general meeting of shareholders, in 2016 two of our directors, Jeff Dykan and Larry Jasinski, attended the annual general meeting of shareholders.

Code of Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, controller or principal accounting officer, or other persons performing similar functions, which fulfills applicable guidelines issued by the SEC. The full text of the Code of Business Conduct and Ethics is posted at http://ir.rewalk.com. Information contained on, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein. We will also provide a hard copy of our Code of Business Conduct and Ethics free of charge upon written request to ReWalk Robotics, Ltd., 3 Hatnufa Street, Floor 6, Yokneam Ilit, 2026903, Israel. If we make any amendment to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, from a provision of the code, we will disclose the nature of such amendment or waiver on our website within four business days to the extent required by the rules and regulations of the SEC. We granted no waivers under our Code of Business Conduct and Ethics in 2016.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own more than 10% of our outstanding ordinary shares (collectively, the "Section 16 insiders") file with the SEC initial reports of ownership in our ordinary shares and reports of changes in ownership in our ordinary shares. Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations from officers, directors and greater than ten percent beneficial owners that no Form 5 was required, we believe that during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis, except as follows, which were the result of inadvertent administrative errors:

(i)
Mr. Kalish (a) filed a Form 3 on January 15, 2016 following his appointment as director on January 12, 2016 and (b) did not file a Form 4 to report a grant of options made on January 12, 2016 in connection with his appointment. As he was an interim appointee, Mr. Kalish resigned effective April 5, 2016 before any of his options vested.

(ii)
Mr. Jasinski filed (a) a Form 3/A on March 17, 2016 to report an inadvertent error in his Form 3, filed on December 31, 2015, with respect to the number of RSUs beneficially owned and (b) a Form 4 on June 27, 2016 to report a disposition of ordinary shares on June 15, 2016 in connection with tax withholding obligations.

(iii)
Mr. Wehrly filed (a) a Form 3 on April 12, 2016 following his appointment as director effective April 5, 2016 and (b) a Form 4 on April 12, 2016 to report a grant of options made on April 5, 2016 in connection with his appointment.

(iv)	Mr. Hershberger filed a Form 4 on May 26, 2016 to report a grant of RSUs and a grant of options, each made on May 18, 2016.

(v)	Mr. Koren filed a Form 4 on May 26, 2016 to report a grant of RSUs and a grant of options, each made on May 18, 2016.

(vi)
Mr. Hamilton filed (a) a Form 4 on May 26, 2016 to report a disposition of ordinary shares on January 13, 2016 in connection with tax withholding obligations, a disposition of ordinary shares on April 13, 2016 in connection with tax withholding obligations, a grant of RSUs made on May 18, 2016, and a grant of options made on May 18, 2016 and (b) a Form 4 on August 17, 2016 to report a disposition of ordinary shares on July 25, 2016 in connection with tax withholding obligations.

(vii)
Ms. Gricci filed (a) a Form 4 on May 26, 2016 to report a disposition of ordinary shares on January 13, 2016 in connection with tax withholding obligations, a disposition of ordinary shares on April 13, 2016 in connection with tax withholding obligations, a grant of RSUs made on May 18, 2016, and a grant of options made on May 18, 2016 and (b) a Form 4 on August 17, 2016 to report a disposition of ordinary shares on July 25, 2016 in connection with tax withholding obligations.

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company, we have opted to comply with the executive compensation rules otherwise applicable to “smaller reporting companies,” as such term is defined in Rule 12b-2 under the Exchange Act.

Summary Compensation Table

The table below provides certain information concerning the compensation for services rendered to us during the years ended December 31, 2015 and December 31, 2016 by (1) all individuals who served as our Chief Executive Officer during any part of the year ended December 31, 2016 and (2) our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers as of December 31, 2016 (together, our "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards($)(2)	Option Awards ($)(2)	Total ($)
Larry Jasinski, Chief Executive Officer and Director(3)	2016	370,000	123,488	174,000(4)	445,418(5)	1,112,906
	2015	360,000	107,705	-	539,586(6)	1,007,291
Kevin Hershberger, Chief Financial Officer	2016	260,000	77,403	145,376(7)	400,176(8)	882,955
	2015	250,000	162,946	-	1,191,988(9)	1,604,934
John Hamilton, former Vice President, Regulatory and Clinical(10)	2016	235,125	32,257	31,624(11)	86,753(12)	385,759
	2015	207,290	26,465	56,934(13)	122,791(14)	413,480

(1)
Represents one-time discretionary cash bonuses to each of the Named Executive Officers. In the case of Mr. Hershberger, also includes a one-time sign-on bonus in the amount of $84,000 granted during the year ended December 31, 2015.

(2)
Amounts represent the aggregate grant date fair value of such awards computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 2k to our consolidated financial statements included elsewhere in this annual report.

(3)	Mr. Larry Jasinski does not receive any additional compensation for his services as a director. See “Director Compensation” below.

(4)
Consists of the value of 20,000 restricted stock units ("RSU") that were granted under the 2014 Plan to Mr. Jasinski on May 24, 2016, of which RSUs vest with respect to 25% of the original number of ordinary shares subject thereto on the first anniversary of the grant date and 6.25% of the RSUs to vest on a quarterly basis thereafter.

(5)
Consists of the value of options to purchase 100,000 ordinary shares that were granted under the 2014 Plan to Mr. Jasinski on May 24, 2016, with 25% of the options to vest on the first anniversary of the grant date and 6.25% of the options to vest and become exercisable on a quarterly basis thereafter. The options will also vest as follows: (A) 100% of the then-unvested options shall automatically vest upon the occurrence of an Exit Event (as defined in the option agreement executed between the Company and Mr. Jasinski) and the termination of Mr. Jasinski’s employment within 12 months following such Exit Event, other than a termination for cause (as defined in Mr. Jasinski’s employment agreement with the Company, as described below); or (B) upon a termination of Mr. Jasinski’s employment by the ReWalk Robotics, Inc., our wholly-owned U.S. subsidiary (the Subsidiary) without cause or by Mr. Jasinski for Good Reason (both as defined in Mr. Jasinski’s employment agreement) prior to an Exit Event, any unvested options that would have vested during the six months following the effective date of such termination had Mr. Jasinski remained employed by the Subsidiary during such period will automatically vest.

(6)
Consists of the value of options to purchase 130,000 ordinary shares that were granted under the 2014 Plan to Mr. Jasinski on December 3, 2015, with 25% of the options to vest on the first anniversary of the grant date and 6.25% of the options to vest and become exercisable on a quarterly basis thereafter. The options will also vest as described above in footnote 5.

(7)
Consists of the value of 15,400 RSUs that were granted under the 2014 Plan to Mr. Hershberger on May 18, 2016, which vest ratably in four equal annual installments starting on the first anniversary of the grant date.

(8)
Consists of the value of options to purchase 82,800 ordinary shares that were granted under the 2014 Plan to Mr. Hershberger on May 18, 2016, with 25% of the options to vest on the first anniversary of the grant date and 6.25% of the options to vest and become exercisable on a quarterly basis thereafter.

(9)
Consists of the value of options to purchase 77,469 ordinary shares that were granted under the 2014 Plan to Mr. Hershberger on January 1, 2015, with 25% of the options to vest on the first anniversary of the grant date and 6.25% of the options to vest and become exercisable on a quarterly basis thereafter, and options to purchase 80,000 ordinary shares that were granted under the 2014 Plan to Mr. Hershberger on December 3, 2015, with 25% of the options to vest on the first anniversary of the grant date and 6.25% of the options to vest and become exercisable on a quarterly basis thereafter.

(10)
Mr. Hamilton resigned from his position as an executive officer and employee effective January 31, 2017, and currently serves as an outside consultant pursuant to a consulting agreement with the Company.

(11)
Consists of the value of 3,350 RSUs that were granted under the 2014 Plan to Mr. Hamilton on May 18, 2016, which vest ratably in four equal annual installments starting on the first anniversary of the grant date.

(12)
Consists of the value of options to purchase 17,950 ordinary shares that were granted under the 2014 Plan to Mr. Hamilton on May 18, 2016, with 25% of the options to vest on the first anniversary of the grant date and 6.25% of the options to vest and become exercisable on a quarterly basis thereafter.

(13)
Consists of the value of 2,715 RSUs that were granted under the 2014 Plan to Mr. Hamilton on January 9, 2015, of which RSUs vest with respect to 25% of the original number of ordinary shares subject thereto on January 9, 2016 and 6.25% of the RSUs to vest on a quarterly basis thereafter.

(14)
Consists of the value of options to purchase 27,440 ordinary shares that were granted under the 2014 Plan to Mr. Hamilton on September 25, 2015, with 25% of the options to vest on the first anniversary of the grant date and 6.25% of the options to vest and become exercisable on a quarterly basis thereafter.

Employment Agreements

Each of Larry Jasinski, our Chief Executive Officer, and Kevin Hershberger, our Chief Financial Officer, has entered into an employment agreement with the Subsidiary. These employment agreements set forth their respective terms of employment, which terms are generally applicable to all of our executives, covering matters such as vacation, health, and other benefits. The following are descriptions of the material terms of our Named Executive Officers’ employment agreements. Mr. Hamilton’s employment agreement, separation agreement and consultant agreement are also described below because, although Mr. Hamilton resigned as our Vice President, Regulatory and Clinical and as an employee effective January 31, 2017, he is considered a “Named Executive Officer” due to his compensation during the year ended December 31, 2016.

Larry Jasinski

On January 17, 2011, we entered into an employment agreement with Mr. Jasinski, pursuant to which he has served as the Chief Executive Officer of the Company since February 12, 2012. The employment agreement provides for an annual base salary of $325,000, subject to annual review by, and increases in the discretion of, the Company, and an annual performance bonus of up to 35% of annual base salary. In the event that Mr. Jasinski’s employment is terminated by the Company without cause (as defined in the employment agreement), or if Mr. Jasinski terminates his employment for Good Reason (as defined in the employment agreement), he will be entitled to certain severance payments and benefits, including: (i) a lump sum payment equal to 90 days of his base salary, (ii) an annual performance bonus (calculated based on the assumption that to the extent performance objectives were achieved in the six-month period preceding his termination, they will also be achieved in the six months following termination), (iii) reimbursement for any COBRA or other medical, dental and vision premiums for twelve months following his termination and (iv) continued participation for a period of twelve months in any employee and executive benefit programs in effect as of his termination and reimbursement for the premium or other fees associated with continuation in any insurance program available to the Company’s employees as a non-employee or in a comparable program if participation as a non-employee would be barred. The employment agreement further provides that if Mr. Jasinski’s employment is terminated without cause or by Mr. Jasinski for Good Reason, any unvested portion of the options which would have vested during the six months following such termination had Mr. Jasinski remained employed by the Company, will automatically vest. If Mr. Jasinski terminates his employment without Good Reason, he will be entitled to receive a pro-rated amount of his annual performance bonus as determined in good faith by the Board. Mr. Jasinski is not entitled to any severance if he is terminated by the Company for cause.

The employment agreement is governed by the laws of the State of Delaware and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for 12 months following termination of employment) and trade secrets and inventions clauses.

Kevin Hershberger

On December 17, 2014, we entered into an employment agreement with Mr. Kevin Hershberger, pursuant to which he has served as the Chief Financial Officer of the Company since January 1, 2015. The employment agreement was for a one-year term which ended on January 1, 2016 and was automatically renewed for additional one-year terms in each of 2016 and 2017. Pursuant to his employment agreement, Mr. Hershberger is entitled to an annual base salary of $250,000, subject to increases as may be determined from time to time by the compensation committee, and an annual performance bonus up to 35% of annual base salary. Performance that exceeds the agreed upon objectives will allow for payment beyond the 35% target. In the event that Mr. Hershberger’s employment is terminated by the Company without cause (as defined in the employment agreement) or if he terminates his employment following a reduction of his title or primary responsibilities as Chief Financial Officer or the Company moves the primary office more than 75 miles from its current location, he will be entitled to certain severance payments and benefits, including monthly payments of his annual base salary, the replacement cost of eligible health, welfare and fringe benefits such as reimbursement for any COBRA or other medical, dental and vision premiums, and annual performance bonus, in each case, for a period of twelve months from the date of termination. If Mr. Hershberger is terminated by the Company without cause within the 12 months following the closing of a change of control event, the severance period will increase from six months to 12 months, and the vesting of his outstanding equity awards will be accelerated. Mr. Hershberger is not entitled to any severance if he is terminated by the Company for cause.

The employment agreement is governed by the laws of the Commonwealth of Massachusetts and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for 12 months following termination of employment) and trade secrets and inventions clauses.

John Hamilton

Employment Agreement. On June 18, 2012, we entered into an employment agreement with Mr. John Hamilton, pursuant to which he served as the Vice President, Regulatory and Clinical of the Company (previously Vice President, Reglatory and Reimbursement) until his resignation on January 31, 2017.  The employment agreement was for a two-year term and was automatically renewed for additional one year terms.  Pursuant to the employment agreement, Mr. Hamilton was entitled to an annual base salary of $170,000, subject to increases as may be determined from time to time by the Board, and an annual performance bonus up to 15% of his annual base salary.  In the event that Mr. Hamilton’s employment were terminated by the Company without cause (as defined in his employment agreement), he would be entitled to certain severance payments and benefits, including monthly payments of his annual base salary, the replacement cost of eligible health, welfare and fringe benefits such as reimbursement for any COBRA or other medical, dental and vision premiums, and annual performance bonus, in each case, for a period of twelve weeks from the date of termination.  Mr. Hamilton would not be entitled to any severance if he were terminated by the Company for cause. For information regarding Mr. Hamilton’s subsequent waiver of his severance benefits, see “-Separation Agreement and Consultant Agreement” below.

The employment agreement is governed by the laws of the Commonwealth of Massachusetts and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for 12 months following termination of employment) and trade secrets and inventions clauses.

Separation Agreement and Consultant Agreement. The Company entered into an agreement and release (the “Separation Agreement”), dated January 24, 2017, between Mr. Hamilton, pursuant to which he stepped down as an executive officer and employee effective January 31, 2017. After January 31, 2017, Mr. Hamilton agreed to serve as an outside consultant, pursuant to a consultant agreement (the “Consultant Agreement”), dated January 30, 2017, between Mr. Hamilton and the Company. The Separation Agreement provides Mr. Hamilton the option to retain health and dental insurance under COBRA or to enroll in health insurance coverage through an exchange under the Patient Protection and Affordable Care Act of 2010, with the Company agreeing to reimburse him for all premiums through December 31, 2017. Any benefits provided in the Separation Agreement are subject to the indemnification and release of the Company and certain of its affiliates with respect to claims related to Mr. Hamilton’s employment and reasonable and customary covenants, including confidentiality and non-disparagement provisions binding Mr. Hamilton. Under the Consultant Agreement, Mr. Hamilton must use his best efforts to perform the consulting services and may receive both flat-rate fees and fees commensurate to certain pre-established performance levels. Mr. Hamilton also agreed to waive any severance benefits afforded to him in his employment agreement.

Pursuant to the terms of our equity incentive plans and Mr. Hamilton’s equity awards, any unvested RSUs and stock options as of January 31, 2017 continue to vest until the earlier of the date that Mr. Hamilton is no longer acting as a consultant under the Consultant Agreement or the awards otherwise terminate by their terms. Additionally, any exercisable stock options as of January 31, 2017 remain exercisable pursuant to their terms.

Equity Compensation Plans

2014 Equity Incentive Plan

On August 19, 2014, we adopted the 2014 Plan. The 2014 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, cash-based awards, other stock-based awards and dividend equivalents to our company’s and our affiliates’ respective employees, non-employee directors and consultants. The reserved pool of shares under the 2014 Plan is the sum of (i) 281,106 shares; plus (ii) on January 1 of each calendar year during the term of the 2014 Plan a number of shares equal to the lesser of: (x) 972,000, (y) 4% of the total number of shares outstanding on December 31 of the immediately preceding calendar year, and (z) an amount determined by our Board; plus (iii) the number of shares available for issuance under our 2012 Equity Incentive Plan, our 2012 Israeli Sub Plan and our 2006 Stock Option Plan (collectively, the "Prior Plans") as of the effective date of the 2014 Plan (in an amount not to exceed 128,106 shares). From and after the effective date of the 2014 Plan, no further grants or awards shall be made under the Prior Plans. Generally, shares that are forfeited, canceled, terminated or expire unexercised, settled in cash in lieu of issuance of shares shall be available for issuance under new awards. Generally, any shares tendered or withheld to pay the exercise price, purchase price of an award, or any withholding taxes shall be available for issuance under new awards. Shares delivered pursuant to substitute awards (awards granted in assumption or substitution of awards granted by a company acquired by us) shall not reduce the shares available for issuance under the 2014 Plan. As of March 31, 2017, awards to purchase 1,389,506 ordinary shares, including options to purchase 1,194,804 ordinary shares and RSUs underlying 194,702 ordinary shares, were outstanding under the 2014 Plan.

The 2014 Plan is administered by the compensation committee which has authority in all matters related to the discharge of its responsibilities and the exercise of its authority under the plan. Awards under the 2014 Plan may be granted until ten years after the date on which the 2014 Plan was approved by our shareholders.

The terms of options granted under the 2014 Plan, including the exercise price, vesting provisions and the duration of an option, shall be determined by the compensation committee and set forth in an award agreement. Except as provided in the applicable award agreement, or in the discretion of the compensation committee, an option may be exercised only to the extent that it is then exercisable and shall terminate immediately upon a termination of service of the grantee.

Stock appreciation rights ("SARs") are awards entitling a grantee to receive a payment representing the difference between the base price per share of the right and the fair market value of a share on the date of exercise. SARs may be granted in tandem with an option or independent and unrelated to an option. The terms of SARs granted under the 2014 Plan, including the base price per share, vesting provisions and the duration of an SAR, shall be determined by the compensation committee and set forth in an award agreement. Except as provided in the applicable award agreement, or in the discretion of the compensation committee, a SAR may be exercised only to the extent that it is then exercisable and shall terminate immediately upon a termination of service of the grantee. At the discretion of the compensation committee, SARs will be payable in cash, ordinary shares or equivalent value or some combination thereof.

Restricted stock awards are ordinary shares that are awarded to a grantee subject to the satisfaction of the terms and conditions established by the compensation committee in the award agreement. Until such time as the applicable restrictions lapse, restricted shares are subject to forfeiture and may not be sold, assigned, pledged or otherwise disposed of by the grantee who holds those shares.

RSUs are awards covering a number of hypothetical units with respect to shares that are granted subject to such vesting and transfer restrictions and conditions of payment as the compensation committee may determine in an award agreement. RSUs are payable in cash, ordinary shares of equivalent value or a combination thereof.

The 2014 Plan provides for the grant of cash-based award and other stock-based awards (which are equity-based or equity related award not otherwise described in the 2014 Plan). The terms of such cash-based awards or other stock-based awards shall be determined by the compensation committee and set forth in an award agreement.

The compensation committee may grant dividend equivalents based on the dividends declared on shares that are subject to any award. Dividend equivalents may be subject to any limitations and/or restrictions determined by the compensation committee and shall be converted to cash or additional shares by such formula and at such time, and shall be paid at such times, as may be determined by the compensation committee.

In the event of any dividend (excluding any ordinary dividend) or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, split-off, combination, repurchase or exchange of shares or similar event (including a change in control) that affects the ordinary shares, the compensation committee shall make any such adjustments in such manner as it may deem equitable, including, but not limited to, any or all of the following: (i) adjusting the number of shares available for grant under the 2014 Plan, (ii) adjusting the terms of outstanding awards, (iii) providing for a substitution or assumption of awards and (iv) cancelling awards in exchange for a payment in cash. In the event of a change of control, each outstanding award shall be treated as the compensation committee determines, including, without limitation, (i) that each award be honored or assumed, or equivalent rights substituted therefor, by the new employer or (ii) that all unvested awards will terminate upon the change in control. Notwithstanding the foregoing, in the event that it is determined that neither (i) or (ii) in the preceding sentence will apply, all awards will become fully vested.

2014 U.S. Sub Plan

The 2014 U.S. Sub Plan applies to grantees that are subject to U.S. federal income tax. The 2014 U.S. Sub Plan provides that options granted to the U.S. grantees will either be incentive stock options pursuant to Section 422 of the Internal Revenue Code or nonstatutory stock options. Options, other than certain incentive stock options described below, must have an exercise price not less than 100% of the fair market value of an underlying share on the date of grant. Incentive stock options that are not exercised within ten years from the grant date expire, provided that incentive stock options granted to a person holding more than 10% of our voting power will expire within five years from the date of the grant and must have an exercise price at least equal to 110% of the fair market value of an underlying share on the date of grant. The number of shares available under the 2014 Plan for grants of incentive stock options shall be the total number of shares available under the 2014 Plan subject to any limitations under the Internal Revenue Code and provided that shares delivered pursuant to substitute awards shall reduce the shares available for issuance of incentive stock options under the 2014 Plan. It is the intention that no award shall be deferred compensation subject to Section 409A of the Internal Revenue Code unless and to the extent that the compensation committee specifically determines otherwise. If the compensation committee determines an award will be subject to Section 409A of the Internal Revenue Code such awards shall be intended to comply in all respects with Section 409A of the Code, and the 2014 Plan and the terms and conditions of such awards shall be interpreted and administered accordingly.

2012 Equity Incentive Plan

On March 30, 2012, we adopted our 2012 Equity Incentive Plan, or the 2012 Plan, which was approved by our shareholders on the same date. The 2012 Plan provides for the grant of options, restricted shares, restricted share units, share appreciation rights, performance units, performance shares and other shares or cash awards to our company’s and our affiliates’ respective employees, directors and consultants. As of March 31, 2017, options to purchase 721,225 ordinary shares were outstanding under the 2012 Plan. The 2012 Plan was terminated on August 19, 2014, although option awards outstanding as of that date will continue in full force in accordance with the terms under which they were granted. In the event that any award shall for any reason expire or terminate without having been exercised or paid in full, the shares not acquired shall revert to the 2014 Plan and again become available for issuance. Following the termination of the 2012 Plan, awards may no longer be granted under the plan.

The 2012 Plan is administered by our Board, unless and until the board delegates administration to a committee, which shall determine the grantees of awards and the terms of the grant, including, exercise prices, vesting schedules, acceleration of vesting and the other matters necessary in the administration of the 2012 Plan. Awards under the 2012 Plan may be granted until ten years after the date on which the 2012 Plan was approved by our shareholders.

Options granted under the 2012 Plan are either incentive share options pursuant to Section 422 of the Internal Revenue Code or nonstatutory share options. Options generally vest as determined by the board or committee. Options, other than certain incentive share options described below, must have an exercise price not less than 100% of the fair market value of an underlying share on the date of grant. Options, other than certain incentive share options described below, that are not exercised within ten years from the grant date expire, unless otherwise determined by our Board or its designated committee, as applicable. Incentive share options granted to a person holding more than 10% of our voting power will expire within five years from the date of the grant and must have an exercise price at least equal to 110% of the fair market value of an underlying share on the date of grant. Unless otherwise provided in an option agreement, in the event of termination of employment or services for reasons of disability or death, the grantee, or in the case of death, his or her legal successor, may generally exercise options that have vested prior to termination within a period of one year from the date of disability or death (or the expiration of the term of the option, if earlier). If a grantee’s employment or service is terminated for any other reason, the grantee may generally exercise his or her vested options within 90 days of the date of termination (or the expiration of the term of the option, if earlier).

Share appreciation rights are awards entitling a grantee to receive a payment representing the difference between the base price per share of the right and the fair market value of a share on the date of exercise subject to any terms or conditions as the board or committee may determine in the award agreement. Share appreciation rights are payable in cash, shares of equivalent value or a combination thereof.

Restricted share awards are ordinary shares that are awarded to a grantee subject to the satisfaction of the terms and conditions established by the board or committee in the award agreement. Until such time as the applicable restrictions lapse, restricted shares are subject to forfeiture and may not be sold, assigned, pledged or otherwise disposed of by the participant who holds those shares.

RSUs are awards covering a number of hypothetical units with respect to shares that are granted subject to such vesting and transfer restrictions and conditions of payment as the board or committee may determine. Restricted share units are payable in cash, shares of equivalent value or a combination thereof.

Performance share awards are awards denominated in shares which may be earned in whole or part upon attainment of performance goals or other vesting criteria as the board or committee may determine.

Performance units are awards covering a number of hypothetical units with respect to shares that may be earned in whole or in part upon attainment of performance goals or other vesting criteria as the board or committee may determine. Performance units are payable in cash, shares of equivalent value or a combination thereof.

Awards under the 2012 Plan may be made subject to performance goals relating to one or more business criteria and may provide for a targeted level or levels of achievement.

In the event that any change is made to the shares without consideration to the company (through merger, consolidation, reorganization, recapitalization, share dividend or similar event), the class and number of shares available for issuance, maximum award limits and any outstanding awards under the 2012 Plan will be appropriately adjusted. In the event of a change in control, either (i) the surviving entity may assume and continue outstanding awards (or substitute similar awards) in all or in part or (ii) if the surviving entity does not assume and continue awards (or substitute similar awards), unvested awards will be forfeited and vested awards shall terminate if not exercised at or prior to the change in control. Notwithstanding the foregoing, in the event of a change in control, the board, in its discretion, may accelerate the vesting of any or all awards, in whole or in part.

2012 Israeli Sub Plan

The 2012 Israeli Sub Plan provides for the grant by us of awards pursuant to Sections 102 and 3(i) of the Israeli Income Tax Ordinance (the "Ordinance") and the rules and regulations promulgated thereunder. The 2012 Israeli Sub Plan provides for options and share awards to be granted to our or our affiliates’ employees, directors and officers who are not "Controlling Shareholders," as defined in the Ordinance, and who are considered Israeli residents, to the extent that such options or awards either are (i) intended to qualify for special tax treatment under the capital gains track provisions of Section 102(b)(2) of the Ordinance or (ii) not intended to qualify for such special tax treatment. The 2012 Israeli Sub Plan also provides for the grant of options under Section 3(i) of the Ordinance to our Israeli non-employee service providers and controlling shareholders, who are not eligible for such special tax treatment.

2012 U.S. Sub Plan

The 2012 U.S. Sub Plan applies to grants to participants who are citizens or residents of the United States on the date of grant of an award. Under the 2012 U.S. Sub Plan, the board may require a participant to represent that he or she is acquiring securities for investment purposes and without a view to distribution thereof. Shares will not be issued under the U.S. Sub Plan unless the issuance complies with the requirements of any stock exchange on which the shares are then listed or quoted, any securities or tax laws and all other applicable laws. All shares delivered under the U.S Sub Plan will be subject to such transfer orders and other restrictions as our Board may deem advisable under the rules, regulations, and other requirements of any stock exchange upon which the shares are then listed and any applicable laws. Our obligations under the U.S. Sub Plan will be conditioned on the payment by the participant of all applicable withholding taxes.

The U.S. Plan contains provisions relating solely to participants located in California, which generally provide that in the event of termination of employment or services for reasons of disability or death, the participant, or in the case of death, his or her legal successor, may generally exercise options that have vested prior to termination within a period of six months from the date of disability or death (or the expiration of the term of the option, if earlier). If a participant’s employment or service is terminated for any other reason, the grantee may generally exercise his or her vested options within 30 days of the date of termination (or the expiration of the term of the option, if earlier).

2006 Stock Option Plan

In November of 2006, we adopted our 2006 Stock Option Plan, which we refer to as the 2006 Plan. The 2006 Plan provides for the grant of stock options to our employees who are considered Israeli residents, members of our board or consultants. As of March 31, 2017, options to purchase 34,380 ordinary shares were outstanding under the 2006 Plan. The 2006 Plan was terminated on August 19, 2014, although option awards outstanding as of that date will continue in full force in accordance with the terms under which they were granted. In the event that any option shall for any reason expire or terminate without having been exercised, the shares not acquired shall revert to the 2014 Plan and again become available for issuance. Following the termination of the 2012 Plan, awards may no longer be granted under the plan.

The 2006 Plan is administered by our Board, unless the Board delegates administration to a committee, which determines the grantees of options and the types of options to be granted, approves the terms and conditions of options, exercises such powers and performs such acts necessary or expedient to promote the best interests of the company with respect to the 2006 Plan. Our Board may, at any time, amend, alter, suspend or terminate the 2006 Plan, but may not thereby impair the rights of any grantee without his or her consent.

The terms of options granted under the 2006 Plan are determined by the administrator and set forth in an option agreement. Such terms include the type of option, the term of the option, the exercise price and the vesting schedule. Unless otherwise stated in an option agreement, each option expired two years after our initial public offering.

The 2006 Plan provides for treatment of options upon various terminations of employment or other service to the company, including the period for which the vested period of option can be exercised following termination and, in some cases (such as termination due to disability, death or retirement), the exercisability of the portion of the option that would have become vested on the next vesting date.

The number of shares covered by or underlying each outstanding option and the number of shares which have been authorized for issuance under the 2006 Plan shall be appropriately adjusted in the case of any increase or decrease in the number of issued shares resulting from a share split, reverse share split, recapitalization, combination or reclassification of the shares, rights issues or any other increase or decrease in the number of issued shares in each case effected without receipt of consideration by the company. In the event of a merger or acquisition, each outstanding option shall be assumed or an equivalent award substituted by the successor company or a parent or subsidiary of the successor company. In the event that the successor company refuses to assume or substitute outstanding options, such options shall be deemed fully exercisable upon the closing of the transaction. In the event of a voluntary liquidation which is not considered a merger or acquisition under the 2006 Plan, each grantee shall be notified and have the right to exercise the vested options within five days.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards as of December 31, 2016, for each Named Executive Officer:

		Option Awards				Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested(#)	Market Value of Shares or Units of Stock that Have Not Vested(2)($)
Larry Jasinski	5/1/2012	165,492	-	1.32	5/1/2022
	5/10/2012	82,728	-	1.32	5/10/2022
	12/24/2013(3)	105,822	35,208	1.49	12/24/2023
	12/15/2014(4)	31,432	31,432	20.77	12/15/2024
	12/3/2015(5)	32,500	97,500	7.30	12/3/2025
	5/24/2016(6)	-	100,000	8.70	5/24/2026
	12/15/2014(7)					15,088	42,246
	5/24/2016(8)					20,000	56,000
Kevin Hershberger	1/1/2015(9)	38,734	38,735	19.62	1/1/2025
	12/3/2015(10)	20,000	60,000	7.30	12/3/2025
	5/18/2016(11)	-	82,800	9.44	5/18/2026
	5/18/2016(12)					15,400	43,120
John Hamilton (13)	6/1/2012	20,681	-	1.32	6/1/2022
	12/24/2013(14)	10,890	3,456	1.49	12/24/2023
	12/15/2014(15)	2,828	2,829	20.77	12/15/2024
	9/25/2015(16)	8,575	18,865	8.00	9/25/2025
	5/18/2016(17)	-	17,950	9.44	5/18/2026
	1/9/2015(18)					1,527	4,276
	5/18/2016(12)					3,350	9,380

(1)	Represents grant dates of the stock option and the RSU awards.

(2)	The amount listed in this column represents the product of the closing market price of the Company’s shares as of December 31, 2016 ($2.80) multiplied by the number of shares subject to the award.

(3)
Options awards vested with respect to 1/48th of the original number of ordinary shares subject thereto on January 24, 2014, and vest thereafter at a rate of 1/48th of the original number of shares on a monthly basis ending on December 24, 2017.

(4)
Options awards vested with respect to 1/48th of the original number of ordinary shares subject thereto on January 15, 2015 and vest thereafter at a rate of 1/48th of the original number of shares on a monthly basis ending on December 15, 2018.

(5)
Options awards vest with respect to 1/4th of the original number of ordinary shares subject thereto on December 3, 2016 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on March 3, 2017 and ending on December 3, 2019.

(6)
Options awards vest with respect to 1/4th of the original number of ordinary shares subject thereto on May 24, 2017 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on August 24, 2017 and ending on May 24, 2020.

(7)
RSUs vested with respect to 1/4th of the original number of ordinary shares subject thereto on December 15, 2015 and vest thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on March 15, 2015 and ending on December 15, 2018.

(8)
RSUs vest with respect to 1/4th of the original number of ordinary shares subject thereto on May 24, 2017 and vest thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on August 24, 2017 and ending on May 24, 2020.

(9)
Options awards vested with respect to 1/4th of the original number of ordinary shares subject thereto on January 1, 2016 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on April 1, 2016 and ending on January 1, 2019.

(10)
Options awards vest with respect to 1/4th of the original number of ordinary shares subject thereto on December 3, 2016 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on March 3, 2017 and ending on December 3, 2019.

(11)
Options awards vest with respect to 1/4th of the original number of ordinary shares subject thereto on May 18, 2017 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on August 18, 2017 and ending on May 18, 2020.

(12)	RSUs vest in four equal annual installments starting on the first anniversary of the date of grant.

(13)
Mr. Hamilton resigned from his position as an executive officer and employee effective January 31, 2017, and currently serves as an outside consultant pursuant to a consulting agreement with the Company.

(14)
Options awards vested with respect to 1/48th of the original number of ordinary shares subject thereto on January 24, 2014, and vest thereafter at a rate of 1/48th of the original number of shares on a monthly basis ending on December 1, 2017.

(15)
Options awards vested with respect to 1/4th of the original number of ordinary shares subject thereto on December 15, 2015 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on March 15, 2016 and ending on December 15, 2018.

(16)
Options awards vest with respect to 1/4th of the original number of ordinary shares subject thereto on September 25, 2016 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on December 25, 2016 and ending on September 25, 2019.

(17)
Options awards vest with respect to 1/4th of the original number of ordinary shares subject thereto on May 18, 2017 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on August 18, 2017 and ending on May 18, 2020.

(18)
RSUs vested with respect to 1/4th of the original number of ordinary shares subject thereto on January 9, 2016 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on April 9, 2016 and ending on January 9, 2019.

Potential Payments Upon Termination or Change in Control

See "Executive Compensation - Employment Agreements."

We have adopted, pursuant to shareholder approval, our Compensation Policy, which provides for certain benefits to our executive officers upon retirement or termination, whether or not in the event of a change in control. We may memorialize any of these benefits in arrangements we enter into with individual executive officers. Under the Compensation Policy, executive officers may be entitled to advance notice of termination of up to 12 months and to obtain up to 12 months of post-termination health insurance. In addition to receiving severance pay as required or facilitated under the local laws of the relevant jurisdiction, executive officers may have the right to receive up to 12 months of base salary and benefits, taking into account the period of the officer’s service or employment, his or her performance during employment and contribution to the Company’s targets and profits and the circumstances surrounding termination of his or her employment. These benefits are designed to attract and motivate highly skilled professionals to join our Company and to enable us in to retain key management.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to our ordinary shares that may be issued under our equity compensation plans in effect as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holders	2,251,017	6.47	380,150
Equity compensation plans not approved by security holders	-	-	-
Total	2,251,017	6.47	380,150

(1)
Represents shares issuable under our (i) 2014 Plan upon exercise of options outstanding to purchase 1,244,524 shares and upon the settlement of outstanding RSUs with respect to 226,598 shares, (ii) 2012 Equity Incentive Plan upon exercise of options outstanding to purchase 745,512 shares, and (iii) 2006 Stock Option Plan upon exercise of options outstanding to purchase 34,380 shares.

(2)	The weighted average remaining term for the expiration of stock options is 7.8 years.

(3)
Represents shares available for future issuance under our 2014 Plan. The number of our ordinary shares reserved for issuance under the 2014 Plan is automatically increased each January 1 of each calendar year during the term of the 2014 Plan by a number of shares equal to the lesser of: (x) 972,000, (y) 4% of the total number of shares outstanding on December 31 of the immediately preceding calendar year, and (z) an amount determined by our Board.

Director Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each director serving on our Board during the year ended December 31, 2016, other than Mr. Larry Jasinski, our CEO, who did not receive additional compensation for his services as director and whose compensation is set forth in the Summary Compensation Table found elsewhere in this annual report. Our executive officers who are members of our Board do not receive additional compensation for their service as Board members.

Name	Fee Earned or Paid in Cash($)	Options Awards($)(1)	All Other Compensation($)	Total ($)
Jeff Dykan	-	17,422	-	17,422
Deborah DiSanzo	34,046(2)	17,422	-	51,468
Wayne B. Weisman	-	17,422	-	17,422
Aryeh (Arik) Dan	-	17,422	-	17,422
Yasushi Ichiki	-	17,422	-	17,422
Glenn Muir	49,610(3)	17,422	-	67,032
Dr. John William Poduska	48,450(4)	17,422	-	65,872
Jay Kalish (5)	5,859(6)	- (7)	-	5,859
Peter Wehrly (8)	29,456(9)	72,600	-	102,056

(1)
Amounts represent the aggregate grant date fair value of an award of options to purchase 4,176 ordinary shares issued to each of the directors under the 2014 Equity Incentive Plan (the “2014 Plan”) and for Mr. Peter Wehrly an additional grant under the 2014 Plan of options to purchase 12,546 ordinary shares in connection with his appointment, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718). All options become vested and exercisable in four equal quarterly installments starting three months following the grant date. The valuation assumptions used in determining such amounts are described in Note 2l to our consolidated financial statements included elsewhere in this annual report.

(2)	Represents $21,794 earned by Ms. DiSanzo as an annual retainer for serving as a member of the Board of Directors and $12,252 for attending meetings of the Board of Directors.

(3)
Represents $21,794 earned by Mr. Muir as an annual retainer for serving as a member of the Board of Directors, $13,853 for attending meetings of the Board of Directors, $7,084 for serving as the chairman of the audit committee and $6,879 for serving as a member of the compensation committee.

(4)
Represents $21,794 earned by Dr. Poduska as an annual retainer for serving as a member of the Board of Directors, $13,393 for attending meetings of the Board of Directors, $5,934 for serving as a member of the audit committee and $7,329 for serving as the chairman of the compensation committee.

(5)	Mr. Kalish was appointed to the Board effective January 12, 2016 on an interim basis and resigned effective April 5, 2016, when Mr. Wehrly was appointed.

(6)
Represents $1,472 earned by Mr. Kalish as a portion of the annual retainer for serving as a member of the Board of Directors, $3,037 for attending meetings of the Board of Directors and $1,350 for serving as a member of the audit committee.

(7)
On January 12, 2016, we granted Mr. Kalish options to purchase 12,546 ordinary shares. Mr. Kalish resigned prior to the vesting of any of the options, and accordingly we have not set forth here the aggregate grant date fair value of the awards.

(8)	Mr. Wehrly was appointed to the Board effective April 5, 2016.

(9)
Represents $16,206 earned by Mr. Wehrly as a portion of the annual retainer for serving as a member of the Board of Directors, $9,332 for attending meetings of the Board of Directors and $3,918 for serving as a member of the audit committee.

The aggregate number of ordinary shares subject to outstanding options and RSU awards for each of our non-employee directors as of December 31, 2016 is shown below. Information regarding Mr. Jasinski’s outstanding equity awards as of December 31, 2016 is set forth in the Outstanding Equity Awards Table found elsewhere in this annual report.

Name	Number of Shares
Jeff Dykan	10,360(1)
Deborah DiSanzo	20,898
Wayne B. Weisman	10,360(2)
Aryeh (Arik) Dan	10,360
Yasushi Ichiki	10,360
Glenn Muir	22,906
Dr. John William Poduska	22,906
Peter Wehrly	16,722

(1)	See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for further information on Mr. Dykan’s holdings in our ordinary shares.

(2)	See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for further information on Mr. Weisman’s holdings in our ordinary shares.

Compensation for our independent, non-employee directors’ services is governed by regulations promulgated under the Companies Law (the Compensation Regulations). In accordance with the Compensation Regulations, we pay our independent, non-employee directors the maximum annual fee and the maximum per meeting attendance fee set forth in the Compensation Regulations for experts. The amounts payable by a company to external directors under the Compensation Regulations are based on the amount of the company’s shareholders’ equity as of the end of the previous year. Accordingly, we currently pay our external directors NIS 83,480 (approximately $22,871 based on current exchange rates) per year and NIS 4,390 (approximately $1,202 based on current exchange rates) per meeting attended in person, and 60% of such amount (approximately $721 based on current exchange rates) for attending any meeting by telephone and 50% of such amount (approximately $601 based on current exchange rates) for any action by written consent, as such amounts may be adjusted from time to time pursuant to changes in the Israeli Consumer Price Index and changes in our shareholders’ equity, in accordance with applicable law.

Additionally, each independent, non-employee director who is appointed also receives upon his or her appointment options to purchase 12,546 ordinary shares and annual awards of options to purchase 4,176 ordinary shares, all of which vest ratably in four equal quarterly installments starting three months from the date of grant. In addition, each director is reimbursed for out-of-

pocket expenses in connection with attending meetings of the Board or committees. Directors are also indemnified and insured by us for actions associated with being a director to the extent permitted under Israeli law. For further discussion, see "Item 13. Certain Relationships and Related Transactions - Agreements with Directors and Officers." Further, none of our non-employee directors receive any benefits upon termination of their directorship positions. Our non-employee directors are eligible to receive awards under certain of our equity compensation plans described below under Executive Compensation-Equity Compensation Plans. The compensation committee reviews director compensation annually and makes recommendations to the Board with respect to compensation and benefits provided to the members of the Board.

External directors are entitled to remuneration subject to guidelines set forth in the regulations promulgated under the Israel Companies Law.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is, or has ever been, an officer or employee of the Company or any of its subsidiaries. In addition, during the last fiscal year, no executive officer of the Company served as a member of the board of directors or the compensation committee of another entity that has one or more executive officers serving on the Company’s compensation committee or the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2017, there were 16,672,531 ordinary shares outstanding, excluding ordinary shares issuable in connection with the exercise of outstanding warrants or outstanding options or upon the vesting of RSUs. The voting rights of all shareholders are the same. Each ordinary share is entitled to one vote upon each matter to be presented at the Meeting.

The following table sets forth certain information as of March 31, 2017, concerning the number of ordinary shares beneficially owned, directly or indirectly, by:
•each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding ordinary shares;
•each of our directors and director nominees;
•each of our Named Executive Officers (as defined under Summary Compensation Table below); and
•all of our directors and executive officers serving as of March 31, 2017, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based on voting and investment power with respect to such shares. Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2017, and shares subject to RSUs that were vested as of or will vest within 60 days of March 31, 2017, are deemed to be outstanding and to be beneficially owned by the person holding such options, RSUs or warrants for the purpose of computing the percentage ownership of such person. However, such shares are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person. All information with respect to the beneficial ownership of any principal shareholder has been furnished by such shareholder or is based on our filings with the SEC and, unless otherwise indicated below, we believe that persons named in the table have sole voting and sole investment power with respect to all the ordinary shares shown as beneficially owned, subject to community property laws, where applicable. The ordinary shares beneficially owned by our directors and officers may include shares owned by their respective family members, as to which such directors and officers disclaim beneficial ownership. Unless otherwise noted below, each shareholder’s address is c/o ReWalk Robotics Ltd., 3 Hatnufa Street, Floor 6, Yokneam Ilit 2069203, Israel.

Name	Number of Shares	Percentage of Shares
Principal Shareholders:
Entities affiliated with SCP Vitalife Partners(1)	1,616,962	9.7%
Yaskawa Electric Corporation(2)	1,561,968	9.4%
Israel Healthcare Ventures 2 L.P.(3)	1,146,828	6.9%
Named Executive Officers and Directors:
Larry Jasinski(4)	486,917	2.8%
Kevin Hershberger(5)	91,662	*
John Hamilton(6), (7)	52,870	*
Jeff Dykan(1)(8)	1,627,394	9.8%
Deborah DiSanzo(9)	12,189	*
Wayne B. Weisman(1)(8)	1,627,394	9.8%
Aryeh (Arik) Dan(8)	10,432	*
Yasushi Ichiki(8)	10,432	*
Glenn Muir(10)	19,841	*
Dr. John William Poduska(10)	19,841	*
Peter Wehrly (11)	16,722	*
All directors and executive officers as a group (12 persons)(12)	2,395,058	13.7%
* Ownership of less than 1%.

(1)
Based on filings made with the SEC, consists of 1,082,892 ordinary shares and warrants to purchase 22,374 ordinary shares beneficially owned by SCP Vitalife Partners II, L.P. ("SCP Vitalife Partners II"), a limited partnership organized in the Cayman Islands, 361,682 ordinary shares and warrants to purchase 7,488 ordinary shares beneficially owned by SCP Vitalife Partners (Israel) II, L.P. ("SCP Vitalife Partners Israel II"), a limited partnership organized in Israel, 62,006 ordinary shares beneficially owned by Vitalife Partners (Overseas) L.P. ("Vitalife Partners Overseas"), 20,506 ordinary shares beneficially owned by Vitalife Partners (Israel) L.P. ("Vitalife Partners Israel"), 20,733 ordinary shares beneficially owned by Vitalife Partners (D.C.M) L.P. ("Vitalife Partners DCM") and 39,281 ordinary shares currently held by the Israel Innovation Authority (formerly known as the Office of the Chief Scientist of the State of Israel) (the "IIA"), that Vitalife Partners Overseas, Vitalife Partners Israel and Vitalife Partners DCM have the right to acquire from IIA. SCP Vitalife II Associates, L.P. ("SCP Vitalife Associates"), a limited partnership organized in the Cayman Islands, is the general partner of the SCP Vitalife Partners II and SCP Vitalife Partners Israel II, and SCP Vitalife II GP, Ltd. ("SCP Vitalife GP"), organized in the Cayman Islands, is the general partner of SCP Vitalife Associates. As such, SCP Vitalife GP may be deemed to beneficially own the 1,474,436 ordinary shares beneficially owned by SCP Vitalife Partners II and SCP Vitalife Israel Partners II. Winston J. Churchill, Jeff Dykan, Abraham Ludomirski, and Wayne B. Weisman are the directors of SCP Vitalife GP and, as such, share voting and dispositive power over the shares held by the foregoing entities. As such, they may be deemed to beneficially own 1,616,962 ordinary shares, consisting of the 1,474,436 ordinary shares beneficially owned by SCP Vitalife GP, as well as the ordinary shares beneficially owned by each of Vitalife Partners Overseas, Vitalife Partners Israel and Vitalife Partners DCM and held by IIA. The principal business address of SCP Vitalife Partners II, SCP Vitalife Associates, SCP Vitalife GP, and Messrs. Churchill and Weisman is c/o SCP Vitalife Partners II, L.P., 7 Great Valley Parkway, Suite 190, Malvern, Pennsylvania 19355. The principal business address of SCP Vitalife Partners Israel II, Vitalife Partners Israel, Vitalife Partners Overseas, Vitalife Partners DCM, Mr. Dykan and Dr. Ludomirski is c/o SCP Vitalife Partners (Israel) II, L.P., 32B Habarzel Street, Ramat Hachayal, Tel Aviv 69710, Israel.

(2)
Based on filings made with the SEC, consists of 1,561,968 ordinary shares beneficially owned by Yaskawa Electric Corporation. Yaskawa Electric Corporation is a widely-held Japanese corporation the securities of which are listed on the Tokyo Stock Exchange. Its address is 2-1 Kurosakishiroishi, Yahatanishi-ku, Kitakyushu 806-0004, Japan.

(3)
Based on filings made with the SEC, consists of 1,023,096 ordinary shares and warrants to purchase 123,732 ordinary shares beneficially owned by Israel Healthcare Ventures 2 L.P. (IHCV), a limited partnership incorporated under the laws of Island of Guernsey. IHCV2 General Partner Limited, a company incorporated under the laws of the Island of Guernsey, is the sole general partner of IHCV, and has voting control and investment power over the 1,146,828 ordinary shares beneficially owned by IHCV, but disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. IHCV2 General Partner Limited has authorized Mr. Gordon Snelling and Mrs. Paddy M. Whitford, both citizens of the United Kingdom, to exercise its voting and dispositive rights and as such each of Mr. Gordon Snelling and Mrs. Whitford may be deemed to beneficially own the 1,146,828 ordinary shares beneficially owned by IHCV. The shareholders’ principal business address is c/o Fort Management Services Limited, Island House, Grande Rue, St. Martins, Island of Guernsey GY4 6RU.

(4)	Consists of 11,499 ordinary shares, options to purchase 472,318 ordinary shares and 3,100 RSUs.
(5)	Consists of options to purchase 89,275 ordinary shares and 2,387 RSUs
(6)
Mr. Hamilton resigned from his position as an executive officer and employee effective January 31, 2017, and currently serves as an outside consultant pursuant to a consulting agreement with the Company.

(7)	Consists of 957 ordinary shares, options to purchase 51,808 ordinary shares and 105 RSUs.
(8)	Consists of 4,516 ordinary shares and options to purchase 5,916 ordinary shares.
(9)	Consists of options to purchase 12,189 ordinary shares.
(10)	Consists of 4,516 ordinary shares and options to purchase 15,325 ordinary shares.
(11)	Consists of options to purchase 16,722 ordinary shares.
(12)
Consists of (i) 1,628,009 ordinary shares directly or beneficially owned by the Company’s directors and executive officers; (ii) 731,425 ordinary shares constituting the cumulative aggregate number of options granted to the executive officers and directors that are currently exercisable or exercisable within 60 days of March 31, 2017; (iii) 5,762 ordinary shares constituting the cumulative aggregate number of RSUs granted to the executive officers and directors that were vested as of or will vest within 60 days of March 31, 2017; and (iv) warrants to purchase 29,862 ordinary shares beneficially owned by certain of the Company’s directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

See "Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance - Director Independence."

Certain Relationships and Related Transactions

See "Item 11. Executive Compensation - Narrative Disclosure to the Summary Compensation Table - Employment Agreements" for a description of employment agreements between us and certain of the Named Executive Officers.

See "Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance - Approval of Related Party Transactions Under Israeli Law" for a discussion of our policies and procedures related to related party transactions and conflicts of interest.

We describe below transactions and series of similar transactions which are currently proposed or to which we have been or were a party since the beginning of our last fiscal year, in which (a) the amount involved exceeds or exceeded $120,000 and (b) any of our directors, director nominees, executive officers, beneficial owners of more than 5% of our ordinary shares, or any affiliates or members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. Although we do not have a formal written policy as to the approval of related party transactions, all related party transactions for which disclosure would be required under Item 404 of Regulation S-K are approved based on procedures under Israeli law, as is duly memorialized in the minutes of the meetings of the Board and audit committee, as applicable.

Series E Preferred Securities Purchase Agreement

On June 26, 2014, we entered into a Securities Purchase Agreement (the "Series E SPA") with Israel Healthcare Ventures 2 LP Incorporated ("IHCV"), entities affiliated with SCP Vitalife Partners II, entities affiliated with Pontifax (Cayman) II L.P. ("Pontifax"), entities affiliated with OurCrowd Investment in Argo L.P. ("OurCrowd") and other entities that no longer beneficially own more than 5% of our outstanding ordinary shares. The price per share of our Preferred E Shares reflected in the Series E SPA had been set forth in a non-binding term sheet dated June 9, 2014, prior to our receipt of FDA clearance to market ReWalk Personal in the United States. The transaction closed in July 2014. At the time we entered into the Series E SPA, certain parties thereto, including entities affiliated with SCP Vitalife Partners II, Israel Healthcare Ventures 2 L.P., entities affiliated with Pontifax and Previz Ventures L.P., owned, and held warrants to purchase, our preferred shares.

Pursuant to the Series E SPA, we issued an aggregate of 75,695 of our Preferred E Shares and warrants to purchase an aggregate of 37,850 Preferred E Shares to Gabriel and the other investors named in the Series E SPA for an aggregate purchase price in cash of $13.0 million. The Preferred E Shares were issued at a price of $171.74 per share. The warrants have an exercise price of $206.09 per share and are exercisable until four years from date of grant, subject to certain adjustments.

Additionally, our pre-IPO Articles of Association provided for antidilution protections to certain pre-IPO holders of our preferred shares based on the initial public offering price. As a result, for no additional consideration, we issued an additional 203,580 ordinary shares to such certain shareholders.

Amended and Restated Shareholders’ Rights Agreement

On July 14, 2014, in connection with our series E financing round completed in June 2014, we entered into an Amended and Restated Shareholders’ Rights Agreement (the "Shareholders’ Rights Agreement") with IHCV, entities affiliated with Vitalife, Yaskawa Electric Corporation ("Yaskawa"), and other individuals, entities and other shareholders that no longer beneficially own more than 5% of our outstanding ordinary shares or are otherwise no longer related parties. The Shareholders’ Rights Agreement provides the shareholders party to it holding Registrable Securities (as defined below) (the "Significant Shareholders") with the registration rights described below. For a description of the shareholdings of these shareholders, see "Item 12. Security Ownership of Certain Beneficial Owners and Management".

Form S-1 or Form F-1 Demand Rights. Subject to any lock-up agreements entered into by holders of registration rights, upon the written request of the requisite holders, we are required to file a registration statement on Form S-1 or Form F-1 with respect to the Registrable Securities (as defined below) requested to be included in the registration statement. Following a request to effect such a registration, we are required to give notice of the request to the other Significant Shareholders and offer them an opportunity to include their Registrable Securities in the registration statement. We will not be required to effect more than four registrations (including our initial public offering) on Form S-1 or Form F-1. Of the four potential demand registrations: (i) one may be initiated by the holders of at least 65% (including Yaskawa) of the issued and outstanding ordinary shares that were preferred shares prior to our IPO, (ii) one may be initiated by the holders of at least 65% (including IHCV) of the issued and outstanding ordinary shares that were preferred shares prior to our IPO, (iii) one may be initiated by the holders of at least 65% (including the entities affiliated with SCP Vitalife) of the issued and outstanding ordinary shares that were preferred shares prior to our IPO and (iv) one may be initiated by the holders of at least 50% of the issued and outstanding ordinary shares that were preferred E shares prior to our IPO. Registrable Securities means (i) our ordinary shares that were issued upon conversion of our preferred shares, (ii) shares issued in respect of shares referred to in (i) above and (iii) any shares issued pursuant to a share split, combination thereof or other similar recapitalization with respect to any of the shares described in clauses (i) or (ii) above.

Form F-3 and Form S-3 Demand Rights. As long as we are eligible under applicable securities laws to file a registration statement on Form S-3, or if we are eligible to file on Form F-3, upon the request of any holder of our ordinary shares that were preferred shares prior to our IPO, we will be required to file a registration statement on Form S-3 or Form F-3, as applicable, in respect of such Registrable Securities. Following a request to effect such a registration, we will be required to give notice of the request to the other Significant Shareholders and offer them an opportunity to include their Registrable Securities in the registration statement. We will not be required to effect an offering pursuant to a registration statement on Form S-3 or Form F-3 more than twice in any 12-month period and are only required to do so if the aggregate proceeds from any such offering are estimated in good faith to be in excess of $1.0 million.

Piggyback Registration Rights. Holders of Registrable Securities have the right to request that we include their Registrable Securities in any registration statement filed by us in the future for the purposes of a public offering by us or any other person other than holders of Registrable Securities, subject to specified exceptions.

Cutback. In the event that the managing underwriter of shares to be distributed pursuant to a demand registration or in connection with a piggyback registration advises holders of Registrable Securities that marketing factors require a limitation on the number of shares that can be included in the offering, Registrable Securities will be included in the registration statement in an agreed order of preference among the holders of registration rights.

Termination. All registration rights described above will terminate on the fifth anniversary of the closing of our initial public offering.

Expenses. We will pay all expenses in carrying out the foregoing registrations other than selling shareholders’ underwriting discounts and commissions and transfer taxes.

Agreements with Yaskawa

On September 24, 2013, we entered into a Strategic Alliance Agreement with Yaskawa Electric Corporation. Pursuant to the Strategic Alliance Agreement, we and Yaskawa will collaborate in the following areas, among others:

•	marketing, distribution and commercialization of our products by Yaskawa, subject to a separate distribution agreement;

•	marketing and distribution of future Yaskawa healthcare equipment products by us in the scope of our sales network; and

•	improvement and quality control of our products by applying Yaskawa’s know-how and expertise in motion control and robotics.

The Strategic Alliance Agreement also provides for the creation of a joint steering committee to meet quarterly to review, among other things, sales targets for our products by Yaskawa, opportunities for us to sell Yaskawa products, possibilities for quality improvements to our products by applying Yaskawa’s expertise and future research and development for our products. In the future, subject to any necessary regulatory clearance, we are entitled to market and sell certain of Yaskawa’s products currently under development, which consist of complementary products to the ReWalk, in the United States and Europe. While the terms of any such arrangement, including with respect to any compensation we may receive, have not yet been agreed, we expect that any such compensation would take the form of a percentage discount off of each product’s list price or another customary arrangement. The term of the agreement is ten years, but it may be terminated by either party after seven years or upon 60 days’ notice in the event of an uncured default under the agreement.

On September 24, 2013, we and Yaskawa also entered into an Exclusive Distribution Agreement which provides that Yaskawa will be our exclusive distributor in Japan, China (including Hong Kong and Macau), Taiwan, South Korea, Singapore and Thailand. In addition, if we desire to sell any exoskeleton products into any regional market in the Asian and Pacific regions (other than Australia, New Zealand or India), Yaskawa will have a right of first refusal to serve as distributor in those markets, subject to an agreement on minimum purchase requirements. In addition, if we offer better pricing to any other distributor than what we offer Yaskawa, Yaskawa will be entitled to that pricing. The initial term of the Exclusive Distribution Agreement is ten years. Either party may terminate the agreement upon 90 days’ written notice after seven years or upon an event of default under the agreement or a bankruptcy event of the other party. Through March 31, 2017, Yaskawa had paid us an aggregate of approximately $1.0 million pursuant to this agreement.

Agreements with Directors and Officers

Employment Agreements. We have entered into written employment agreements with each of our executive officers. These agreements provide for notice periods of varying duration for termination of the agreement by us or by the relevant executive officer, during which time the executive officer will continue to receive base salary and benefits. We have also entered into customary non-competition, confidentiality of information and ownership of inventions arrangements with our executive officers. However, the enforceability of the non-competition provisions may be limited under applicable law. For information regarding the terms of our employment agreements with our Named Executive Officers, see "Item 11. Executive Compensation - Employment Agreements."

Options and RSUs. Since our inception we have granted options and RSUs to purchase our ordinary shares to our officers and certain of our directors. Such option agreements and RSU agreements may contain provisions providing for acceleration and other events upon certain merger, acquisition, or change of control transactions. We describe our option plans under "Item 11. Executive Compensation - Equity Compensation Plan Information."

Exculpation, Indemnification and Insurance. Our Articles of Association permit us to exculpate, indemnify and insure certain of our office holders to the fullest extent permitted by the Israel Companies Law. We have entered into indemnification agreements with our office holders, exculpating them from a breach of their duty of care to us to the fullest extent permitted by law and undertaking to indemnify them to the fullest extent permitted by law, subject to certain exceptions, including with respect to liabilities resulting from our initial public offering to the extent that these liabilities are not covered by insurance.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table sets forth, for each of the years indicated, the fees expensed by Kost Forer Gabbay & Kasierer, our independent registered public accounting firm, in each such year.

	2015	2016
	($ in thousands)
Audit Fees(1)	$280	$350
Audit-Related Fees(2)	-	-
Tax Fees(3)	54	46
All Other Fees(4)	-	6
Total:	$334	$402

(1)
Audit fees include fees for services performed by our independent public accounting firm in connection with our annual audit for 2015 and 2016, fees related to the filing of our registration statements on Form F-3 and Form S-3, fees related to our at-the-market equity offering program and follow-on offering of ordinary shares and warrants and fees for consultation concerning financial accounting and reporting standards.

(2)
Audit-related fees relate to assurance and associated services that are traditionally performed by the independent auditor, including accounting consultation and consultation concerning financial accounting, reporting standards and due diligence.

(3)
Tax fees include fees for professional services rendered by our independent registered public accounting firm for tax compliance, transfer pricing and tax advice on actual or contemplated transactions.

(4)	All other fees include fees for services rendered by our independent registered public accounting firm with respect to government incentives and other matters.

Audit Committee’s Pre-Approval Policies and Procedures

The audit committee has adopted a pre-approval policy for the engagement of our independent accountant to perform certain audit and non-audit services. Pursuant to this policy, which is designed to assure that such engagements do not impair the independence of our auditors, the audit committee pre-approves annually a catalog of specific audit and non-audit services in the categories of audit service, audit-related service and tax services that may be performed by our independent accountants.

All engagements by us of the auditors for 2015 and 2016 were pre-approved by the audit committee.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits.

 See accompanying Exhibit Index included after the signature page of this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ReWalk Robotics Ltd.

By:	/s/ Larry Jasinski
Name: Larry Jasinski
Title: Chief Executive Officer

Date: April 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Jasinski	Director and Chief Executive Officer (Principal Executive Officer)	April 27, 2017
Larry Jasinski

/s/ Kevin Hershberger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 27, 2017
Kevin Hershberger

*	Chairman of the Board	April 27, 2017
Jeff Dykan

*	Director	April 27, 2017
Dr. John William Poduska

*	Director	April 27, 2017
Deborah DiSanzo

*	Director	April 27, 2017
Wayne B. Weisman

*	Director	April 27, 2017
Yasushi Ichiki

*	Director	April 27, 2017
Aryeh Dan

*	Director	April 27, 2017
Glenn Muir

*	Director	April 27, 2017
Peter Wehrly

*By:     /s/ Kevin Hershberger                             April 27, 2017
Kevin Hershberger
Attorney-in-Fact

EXHIBIT INDEX

Number	Description
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.