Form 10-Q
period 2017-03-31
ReWalk Robotics Ltd.
filed 2017-05-04
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2017 the Registrant had outstanding 16,675,233 ordinary shares, par value NIS 0.01 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$17,128	$23,678
Trade receivable, net	1,401	1,254
Prepaid expenses and other current assets	1,361	1,291
Inventory	3,047	3,264
Total current assets	22,937	29,487

LONG-TERM ASSETS

Other long term assets	1,220	1,018
Property and equipment, net	1,117	1,258
Total long-term assets	2,337	2,276
Total assets	$25,274	$31,763

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long term loan	$8,386	$7,495
Trade payables	2,986	3,424
Employees and payroll accruals	706	1,019
Deferred revenues and customers advances	132	54
Other current liabilities	625	406
Total current liabilities	12,835	12,398

LONG-TERM LIABILITIES
Long term loan, net of current maturities	8,492	10,518
Deferred revenues	333	284
Other long-term liabilities	272	303
Total long-term liabilities	9,097	11,105

Total liabilities	21,932	23,503

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary shares, par value NIS 0.01 per share-Authorized: 250,000,000 shares at March 31, 2017 and December 31, 2016; Issued and outstanding: 16,672,531 and 16,338,257 shares at March 31, 2017 and December 31, 2016, respectively	46	45
Additional paid-in capital	116,199	114,707
Accumulated deficit	(112,903)	(106,492)
Total shareholders’ equity	3,342	8,260
Total liabilities and shareholders’ equity	$25,274	$31,763

 The accompanying notes are an integral part of these consolidated financial statements.

 REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$2,499	$2,061
Cost of revenues	1,450	1,568

Gross profit	1,049	493

Operating expenses:
Research and development, net	1,430	1,695
Sales and marketing	3,133	3,299
General and administrative	2,141	1,914

Total operating expenses	6,704	6,908

Operating loss	(5,655)	(6,415)
Financial expenses, net	731	489

Loss before income taxes	(6,386)	(6,904)
Income taxes	14	18

Net loss	$(6,400)	$(6,922)

Net loss per ordinary share, basic and diluted	$(0.39)	$(0.56)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	16,455,257	12,323,794

The accompanying notes are an integral part of these consolidated financial statements.

; REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share data)

	Ordinary Share		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
	Number	Amount
Balance as of January 1, 2016	12,222,583	33	94,876	(73,989)	20,920
Share-based compensation to employees and non-employees	—	—	3,398	—	3,398
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	128,496	1	17	—	18
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $468	692,062	2	4,097	—	4,099
Issuance of warrants to purchase ordinary shares	—	—	1,239	—	1,239
Cashless exercise of warrants into ordinary shares	45,116	*)	*)	—	—
Issuance of ordinary shares and warrants to purchase ordinary shares in follow-on public offering, net of issuance expenses in an amount of $1,099	3,250,000	9	11,080	—	11,089
Net loss	—	—	—	(32,503)	(32,503)

Balance as of December 31, 2016	16,338,257	45	114,707	(106,492)	8,260
Cumulative effect to stock based compensation from adoption of a new accounting standard	—	—	11	(11)	—
Share-based compensation to employees and non-employees	—	—	851	—	851
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	26,807	*)	20	—	20
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $88 (1)	307,467	1	610		611
Net loss	—	—	—	(6,400)	(6,400)
Balance as of March 31, 2017	16,672,531	46	116,199	(112,903)	3,342

*)	Represents an amount lower than $1.
(1)	See Note 7e to the condensed consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,400)	$(6,922)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	180	163
Share-based compensation to employees and non- employees	851	717
Deferred taxes	(47)	(13)
Financial expenses related to long term loan	33	156

Changes in assets and liabilities:

Trade receivables, net	(147)	(295)
Prepaid expenses and other current and long term assets	(225)	(607)
Inventories	188	(526)
Trade payables	(438)	378
Employees and payroll accruals	(313)	(82)
Deferred revenues and advances from customers	127	44
Other current and long term liabilities	141	50
Net cash used in operating activities	(6,050)	(6,937)

Cash flows from investing activities:
Purchase of property and equipment	(10)	(129)
Net cash used in investing activities	(10)	(129)
Cash flows from financing activities:

Issuance of ordinary shares upon exercise of options to purchase ordinary shares by employees and non employees	20	—
Proceeds from long term loan	—	12,000
Debt issuance cost	—	(441)
Repayment of long term loan	(1,168)	(553)
Issuance of ordinary shares in at-the-market offering, net of issuance expenses paid in the amount of $41 (1)	658	—
Net cash provided by (used in) financing activities	(490)	11,006

Increase (decrease) in cash and cash equivalents	(6,550)	3,940
Cash and cash equivalents at beginning of period	23,678	17,869
Cash and cash equivalents at end of period	$17,128	$21,809

Supplemental disclosures of non-cash flow information
At-the-market offering expenses not yet paid	$47	$—
Issuance of ordinary shares upon exercise of stock options by employees and non-employees	$—	$38
Classification of inventory to property and equipment, net	$29	$—
(1) See Note 7e to the condensed consolidated financial statements.
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

b.
RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics Inc., incorporated under the laws of Delaware on February 15, 2012, and (ii) ReWalk Robotics GMBH. incorporated under the laws of Germany on January 14, 2013.

c.
During the three months ended March 31, 2017, the Company issued and sold 307,467 ordinary shares at an average price of $2.27 per share under its ATM Offering Program (as defined in Note 7e below). The gross proceeds to the Company were $699 thousand, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $88 thousand were $611 thousand. As a result, from the inception of the ATM Offering Program in May 2016 until March 31, 2017, the Company has issued and sold 999,529 ordinary shares at an average price of $5.27 per share under its ATM Offering Program, with gross proceeds of $5.3 million, and net aggregate proceeds of $4.7 million after deducting commissions, fees and offering expenses in the amount of $556 thousand. The Company could raise up to $25 million under its ATM Offering Program. See Note 7e below for more information about the Company’s ATM Offering Program.

d.
The Company depends on one contract manufacturer. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. This vendor accounted for 0% and 12% of the Company's total trade payables as of March 31, 2017 and December 31, 2016, respectively.

e.
On January 9, 2017, the Company announced its plan to reduce total operating expenses in 2017 by up to 30% as compared to 2016. These reductions will be achieved through a combination of targeted savings, including the completion of specific projects focused on quality improvement initiatives and efforts to reduce overall product cost, a realignment of and reduction in staffing to match the Company’s 2017 business goals, and a reduction in other corporate spending.

f.
The Company has an accumulated deficit in the total amount of $113 million as of March 31, 2017 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under the Company's ATM Offering Program or other future issuances of equity and debt securities, or through a combination of the foregoing.
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.
The consolidated financial statements for the three months ended March 31, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:-     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's (i)consolidated financial position as of March 31, 2017, (ii) consolidated results of operations for the three months ended March 31, 2017 and (iii) consolidated cash flows for the three months ended March 31, 2017. The results for the three months periods ended March 31, 2017, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 3:-    SIGNIFICANT ACCOUNTING POLICIES

a.
The significant accounting policies applied in the audited consolidated financial statements of the Company as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 17, 2017, as amended on Form 10-K/A filed with the SEC on April 27, 2017 (the “2016 Form 10-K”), are applied consistently in these unaudited interim condensed consolidated financial statements.

b.	Recent Accounting Pronouncements:

Recently Implemented Accounting Pronouncements

Inventory - In July 2015, the FASB issued Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory.” The standard changes the inventory valuation method from the lower of cost or market to the lower of cost or net realizable value for inventory valued under the first-in, first-out or average cost methods. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods and requires prospective adoption with early adoption permitted. The update was effective for the Company beginning January 1, 2017. The adoption of this standard did not materially impact the Company's financial statements.

Deferred Taxes - In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company elected to implement this ASU-2015-17 prospectively. The update was effective for the Company beginning January 1, 2017. The adoption of this standard did not materially impact the Company's financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Revenues - In May 2014, the Financial Accounting Standards Board (the “FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In 2016, the FASB issued four amendments to ASU 2014-09. The standard is effective for public companies for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted as of one year prior to the current effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company has not selected an implementation approach. The Company elected not to adopt the standard early and is currently evaluating the impact of the pending adoption of this ASU on its consolidated financial statements and related disclosures.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leases - In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current generally accepted accounting principles, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU requires additional disclosures. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. The ASU requires adoption based upon a modified retrospective transition approach. Early adoption is permitted. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the pending adoption of this ASU on the Company's consolidated financial statements and related disclosures.

Statement of Cash Flows - In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses several matters of diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including the presentation of debt extinguishment costs and distributions received from equity method investments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods and allows for retrospective adoption with early adoption permitted. The Company has not yet determined whether it will elect early adopt the standard and is currently evaluating the impact of the pending adoption of this ASU on its consolidated financial statements and related disclosures.

Statement of Cash Flows - On November 17, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows.  ASU No. 2016-18 will be effective for us as of January 1, 2018. The Company does not expect the adoption to have a material impact on the Company's consolidated financial statements.

c.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales. One customer represented 41% and 0% of the Company's trade receivable, net balance as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016 trade receivables are presented net of allowance for doubtful accounts in the amount of $324 thousand and $333 thousand, respectively and net of sales return reserve of $105 thousand as of March 31, 2017 and December 31, 2016.

d.	Warranty provision

The Company provides a two-year standard warranty for its products. The Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2016	$498
Provision	117
Usage	(88)
Balance at March 31, 2017	$527

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:-    INVENTORY

The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Finished products	3,047	3,264
	$3,047	$3,264

NOTE 5:-    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer- Sanmina Corporation. Purchase obligations do not include contracts that may be canceled without penalty. As of March 31, 2017, non-cancelable outstanding obligations amounted to approximately $1.46 million.

b.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority, or the IIA, (formerly known as the Israeli Office of the Chief Scientist in the Israel Ministry of Economy). During the three months ended March 31, 2017 the Company received $300 thousand from the IIA to fund its research and development efforts. Since the Company’s inception through March 31, 2017, the Company received funding from the IIA in the total amount of $1.0 million. Out of the $1.0 million in funding from the IIA, a total amount of $640 thousand were royalty bearing grants (as of March 31, 2017, the Company paid royalties to the IIA in the total amount of $50 thousand), while a total amount of $400 thousand was received in consideration of 5,237 convertible preferred A shares. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. As of March 31, 2017, the contingent liability to the IIA amounted to $590 thousand.

c.	Liens:

As discussed in Note 6 to our audited consolidated financial statements included in our 2016 Form 10-K, the Company is party to a loan agreement with Kreos pursuant to which Kreos extended a $20.0 million line of credit to the Company. In connection with the Loan Agreement, the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

The Company's other long-term assets in the amount of $841 thousand have been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Legal Claims:

Occasionally the Company is involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal matters is inherently uncertain. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. Where the Company determines an unfavorable outcome is not probable or reasonably estimable, the Company does not accrue for any potential litigation loss. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.

As set forth below, between September 2016 and January 2017, eight substantially similar putative securities class actions were filed against the Company. Four of these actions have been dismissed on procedural grounds, one was voluntarily dismissed and three are pending, including two actions which have been consolidated and one action brought by the plaintiffs whose actions were dismissed.

•	Dismissed Actions:

◦
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

◦
On January 24, 2017, a substantially similar class action was commenced in the United States District Court for the Northern District of California (Case No. 4:17-cv-362) against the same defendants as in the California State Actions plus two “Secondary Offering Defendants” and four “Venture Capital Defendants,” entities that the complaint alleged to have beneficially owned, directly or indirectly, approximately 51% of the Company’s stock upon the closing of the IPO. This action alleged claims under Section 11 of the Securities Act against all defendants, Section 12 of the Securities Act against all defendants except the Venture Capital Defendants, and Section 15 of the Securities Act against all defendants except the Underwriter Defendants. This action is referred to as the California Federal Court Action. On March 23, 2017, this case was voluntarily dismissed.

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

◦
On or about November 30, 2016, a substantially similar class action was commenced in the Massachusetts Superior Court, Suffolk County, by a different plaintiff (Civ. Action No. 16-3670) alleging claims under Sections 11 and Section 15 of the Securities Act against the same defendants as in the action commenced on October 31, 2016, and also alleging claims under Section 12(a)(2) of the Securities Act against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO. This action was ordered consolidated in the Massachusetts Superior Court, Suffolk County on January 9, 2017 with the action commenced on October 31, 2016, and the two actions are referred to as the “Consolidated Massachusetts State Court Actions.”

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

◦
On or about January 31, 2017, a substantially similar class action was commenced in the United States District Court for the District of Massachusetts (Case No. 1:17-cv-10169) by four of the same plaintiffs who commenced the California State Court Actions, and two additional plaintiffs, alleging claims under Section 11 and 12(a)(2) of the Securities Act against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO, and alleging claims under Section 15 of the Securities Act against certain of the Company's current and former directors and officers. This action is referred to as the “Massachusetts Federal Court Action.”

The plaintiffs in the Consolidated Massachusetts State Court Actions filed a consolidated amended complaint on March 20, 2017. The Company has not yet responded to the complaints in the Consolidated Massachusetts State Court Action or the Massachusetts Federal Court Action.

The complaints in all of the actions listed above allege that the Company's registration statement used in connection with its IPO failed to disclose that the Company was unprepared or unable to comply with certain regulatory special controls and to provide the FDA with a post-market surveillance study on the Company's ReWalk Personal device, and that, as a result of such alleged omission, the plaintiffs suffered damages. The Company believes that the allegations made in the complaints are without merit and intends to defend itself vigorously against the complaints relating to the three pending actions.

Based on information currently available and the early stage of the litigation, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in the Company's consolidated balance sheets as of March 31, 2017. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

NOTE 6:-    RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

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

The License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of March 31, 2017, the Company did not achieve any of these milestones, and is evaluating the likelihood that the milestones will be achieved on a quarterly basis. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not recorded on the Company's condensed consolidated balance sheet as of March 31, 2017.

The Company's total payment obligation under the Collaboration Agreement and of the License Agreement is $6.3 million, some of it is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expense in the amount of $306 thousand which is part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three months period ended March 31, 2017.

NOTE 7:-    SHAREHOLDERS’ EQUITY

a.	Share option plans:

As of March 31, 2017, and December 31, 2016, the Company had reserved 1,116,612 and 380,153 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).
Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no option grants during the three months ended March 31, 2017. The fair value for options granted during the three months ended March 31, 2016 was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

Three Months Ended March 31,
2016
Expected volatility	60%
Risk-free rate	1.43%-1.60%
Dividend yield	—%
Expected term (in years)	5.31-6.11
Share price	$8.48- $11.88

The fair value of restricted stock units (“RSUs”) granted is determined based on the price of the Company's ordinary shares on the date of grant.
A summary of employee options to purchase ordinary shares and RSUs during the three months ended March 31, 2017 is as follows:

	Three Months Ended March 31, 2017
	Number	Average exercise price	Average remaining contractual life (in years) (1)	Aggregate intrinsic value (in thousands)
Options and RSUs outstanding at the beginning of the period	2,251,014	$6.47	7.80	$1,740
Options granted	—	—
RSUs granted	—	—
Options exercised (2)	(15,112)	1.43
RSUs vested (2)	(7,363)	—
RSUs forfeited	(24,534)	—
Options forfeited	(58,894)	8.52

Options and RSUs outstanding at the end of the period	2,145,111	$6.54	7.36	$953

Options exercisable at the end of the period	1,081,735	$5.57	6.47	$495

(1)	Calculation of weighted average remaining contractual term does not include RSUs, which have an indefinite contractual term.

(2)
During the three month period ended March 31, 2017, the aggregate number of ordinary shares that were issued pursuant to RSUs that became vested and options that were exercised on a net basis was 22,475 ordinary shares.

The weighted average grant date fair value of options granted during the three month period ended March 31, 2016 was $5.88. The Company did not grant options during the three months period ended March 31, 2017. The Company did not grant RSUs to any of its employees during the three month periods ended March 31, 2017 and March 31, 2016.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for each of the three months period ended March 31, 2017 and March 31, 2016 was $25 thousand and $786 thousand respectively. As of March 31, 2017, there were $6.3 million of total

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2012 Equity Incentive Plan and its 2014 Plan. This cost is expected to be recognized over a period of approximately 2.2 years.

The number of options and RSUs outstanding as of March 31, 2017 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of March 31, 2017	Weighted average remaining contractual life (years) (1)	Options exercisable as of March 31, 2017	Weighted average remaining contractual life (years) (1)
RSUs only	194,702	—	—	—
$0.82	34,377	3.79	34,377	3.79
$1.32	336,905	5.10	334,997	5.09
$1.48	384,323	6.42	307,132	6.46
$6.80- $8.99	720,618	8.49	240,800	8.03
$9.22- $10.98	220,056	9.11	14,558	9.03
$19.62-$20.97	254,130	7.54	149,871	7.41
	2,145,111	7.36	1,081,735	6.47

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.	Share-based awards to non-employee consultants:

The Company granted options to a non-employee consultant on March 12, 2007, which were exercised during the three months ended March 31, 2017. The Company granted 1,500 fully vested RSUs on January 1, 2017 to a non-employee consultant. As of March 31, 2017, there are no outstanding options or RSUs held by non-employee consultants.

c.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2017:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants exercisable	Contractual term
	(number)		(number)

July 14, 2014 (1)	403,804	$10.08	403,804	July 13, 2018
December 30, 2015 (2)	119,295	$9.64	119,295	See footnote (2)
November 1, 2016 (3)	2,437,500	$4.75	2,437,500	November 1, 2021
December 28, 2016 (4)	47,717	$9.64	47,717	See footnote (4)
	3,008,316		3,008,316

(1) Represents warrants to purchase ordinary shares at an exercise price of $10.08 per share, which were granted on July 14, 2014 as part of our series E investment round.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2) Represents a warrant to purchase ordinary shares at an exercise price of $9.64 per share, which was issued on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us. The warrant is currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrant had been exercised as of March 31, 2017.

(3) Represents warrants issued as part of our follow-on offering in November 2016.

(4) Represents a warrant in the amount of 47,717 ordinary shares issued to Kreos as part of the $8.0 million drawdown under the Loan Agreement, which occurred on December 28, 2016. See footnote 2 for exercisability terms.

d.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the consolidated statements of operations for the periods shown below as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$28	$22
Research and development, net	113	113
Sales and marketing, net	185	174
General and administrative	525	408
Total	$851	$717

e.	At-the-market offering program:

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2017, the Company issued and sold 307,467 ordinary shares at an average price of $2.27 per share under its ATM Offering Program (as defined in Note 7e below). The gross proceeds to the Company were $699 thousand, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $88 thousand were $611 thousand. As a result, from the inception of the ATM Offering Program in May 2016 until March 31, 2017, the Company had sold 999,529 ordinary shares under the ATM Offering Program for gross proceeds of $5.3 million and net proceeds to the Company of $4.7 million (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation of $158 thousand and had incurred total expenses of approximately $556 thousand in connection with the ATM Offering Program.

NOTE 8:-    FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Foreign currency transactions and other	$(19)	$19
Financial expenses related to loan agreement with Kreos	739	479
Bank commissions	11	9
Income related to hedging transactions	—	(18)
	$731	$489

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  9:-    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:
ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing the enterprise’s performance. The Company manages its business on the basis of one reportable segment, and derives revenues from selling systems and services (see Note 1 above of this quarterly report for a brief description of the Company’s business). The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues based on customer’s location :
Israel	$—	$—
United States	2,099	1,739
Europe	400	260
Asia-Pacific	—	62
Total revenues	$2,499	$2,061

	March 31,	December 31,
	2017	2016
Long-lived assets by geographic region (*):
Israel	$426	$476
United States	498	565
Germany	193	217
	$1,117	$1,258

(*)    Long-lived assets are comprised of property and equipment, net.

Major customer data as a percentage of total revenues (in thousands):

	March 31,	December 31,
	2017	2016
Customer A	61%	33%

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and with our audited consolidated financial statements included in our 2016 Form 10-K as filed with the SEC. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements” below.

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “quarterly report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in this section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets expand to new markets and achieve our planned expense reductions;

•
our management’s conclusion in the notes to our unaudited condensed consolidated financial statements included in this report and to our audited consolidated financial statements for fiscal 2016, and our independent registered public accounting firm’s statement in its opinion relating to our audited consolidated financial statements for fiscal 2016, that there is a substantial doubt as to our ability to continue as a going concern;

•	our ability to maintain and grow our reputation and the market acceptance of our products;

•	our ability to achieve reimbursement from third-party payors for our products;

•	our expectations as to our clinical research program and clinical results;

•	our expectations as to the results of and Food and Drug Administration’s, or the FDA’s, potential regulatory developments with respect to our mandatory 522 post-market surveillance study;

•	the outcome of ongoing shareholder class action litigation relating to our initial public offering;

•	our ability to repay our secured indebtedness;

•	our ability to improve our products and develop new products;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	our ability to gain and maintain regulatory approvals;

•	our ability to secure capital from our at-the-market equity distribution program based on the price range of our ordinary shares and conditions in the financial markets;

•	our ability to use effectively the proceeds of our follow-on public offering of ordinary shares and warrants; and,

•	our ability to maintain relationships with existing customers and develop relationships with new customers.

The preceding list is not intended to be an exhaustive list of all of our statements. The statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks provided under “Part 1, Item 1A. Risk Factors” of our 2016 Form 10-K, and in other reports filed by us with the SEC.
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

Overview
We are an innovative medical device company that derives revenue from selling the ReWalk Personal and ReWalk Rehabilitation exoskeleton devices that allow individuals with paraplegia the ability to stand and walk once again. ReWalk Personal is designed for everyday use by individuals at home and in their communities, and is custom-fitted for each user. ReWalk Rehabilitation is designed for the clinical rehabilitation environment where it provides valuable exercise and therapy. It also enables individuals to evaluate their capacity for using ReWalk Personal in the future.
Since obtaining FDA clearance in June 2014 we have continued to increase our focus on selling the Personal device through third party payors in the U.S. and Germany, and through distributors in other parts of the world.
We expect to generate revenues from a combination of third-party payors, self-payors and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist for electronic exoskeleton technologies such as ReWalk, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. We are pursuing various paths to obtain broad commercial and government reimbursement coverage. In December 2015, the Veterans' Administration (the "VA") issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. Additionally, to date several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases.
We expended the designs and indications that we address beyond paraplegia to include other lower limb disabilities affecting gait and ability to walk, such as stroke, multiple sclerosis and cerebral palsy.
We have incurred net losses and negative cash flows from operations since inception and anticipate this to continue in the near term as we plan to focus our resources mainly on reimbursement efforts, clinical studies, including our FDA post market study, field sales, service and training efforts for the ReWalk system and the development and commercialization efforts for the Softsuit Exoskeleton to treat stroke patients.

First Quarter 2017 Business Highlights

•	We placed 37 ReWalk devices during the quarter ended March 31, 2017, of which 26 were placed in the U.S. and 11 in Germany.

•	14 favorable case by case insurance reimbursement decisions were made.

•	28 units were ordered by the VA to support its national multi-center trial at VA facilities.

•
We have set a target to reduce total operating expenses in 2017 by up to 30% as compared to 2016. These reductions will be achieved through a combination of targeted savings, including the completion of specific projects focused on quality improvement initiatives and efforts to reduce overall product cost, a realignment of and reduction in staffing to match the Company’s 2017 business goals, and a reduction in other corporate spending.

•
During the quarter ended March 31, 2017, we sold 307,467 shares generating total net proceeds to the Company of $611 thousand (after commissions, fees and expenses) under our ATM Offering Program. For more information, see Note 7e to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” above and “Liquidity and Capital Resources” below.

Results of Operations for the Three Months Ended March 31, 2017 and March 31, 2016
Our operating results for the three months ended March 31, 2017, as compared to the same periods in 2016, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$2,499	$2,061
Cost of revenues	1,450	1,568

Gross profit	1,049	493

Operating expenses:
Research and development, net	1,430	1,695
Sales and marketing	3,133	3,299
General and administrative	2,141	1,914

Total operating expenses	6,704	6,908

Operating loss	(5,655)	(6,415)
Financial expenses, net	731	489
Loss before income taxes	(6,386)	(6,904)
Income taxes	14	18

Net loss	$(6,400)	$(6,922)

Net loss per ordinary share, basic and diluted	$(0.39)	$(0.56)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	16,455,257	12,323,794

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenues
Our revenues for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except unit amounts)
Personal units placed	36	31
Rehabilitation units placed	1	1
Total units placed	37	32
Personal unit revenues	$2,423	$1,971
Rehabilitation unit revenues	$76	$90
Revenues	$2,499	$2,061

Revenues increased $438 thousand, or 21%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase is driven by our increased sales of ReWalk Personal devices, derived primarily from a higher number of units covered by commercial insurance in the US and Germany.
In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on reimbursement policies with third-party payors.

Gross Profit
Our gross profit for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Gross profit	$1,049	$493
Gross profit was 42% of revenue for the three months ended March 31, 2017, compared to 24% of revenue for the three months ended March 31, 2016. The increase in gross profit during the three months ended March 31, 2017 was driven by the increase in units sold, the conversion of rental units into purchases, improved average selling price and lower product costs.
We expect our gross profit to gradually improve as we increase revenue and lower our unit manufacturing costs through specific cost reduction projects and economies of scale.

Research and Development Expenses
Our research and development expenses, net, for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development expenses, net	$1,430	$1,695
Research and development expenses, net, decreased $265 thousand, or 16%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease is primarily attributable to $300 thousand grant received from the Israel Innovation Authority (the "IIA") which was credited to Research and development expenses, net during the first quarter of 2017.

We expect to focus our research and development expenses in the near future on our ReWalk soft suit exoskeleton for individuals who have suffered a stroke, as well as continue to devote resources for developing the next generation of our current products.

Sales and Marketing Expenses
Our sales and marketing expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Sales and marketing expenses	$3,133	$3,299
Sales and marketing expenses decreased $166 thousand, or 5%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, driven by lower personnel and personnel-related costs and consulting expenses as result of recent cost reduction efforts.

In the near term our sales and marketing expenses are expected to be driven by our commercialization efforts and reimbursement for the ReWalk Personal device as we continue to pursue insurance claims on a case by case basis and invest in efforts to expand coverage.

General and Administrative Expenses
Our general and administrative expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
General and administrative	$2,141	$1,914

General and administrative expenses increased $227 thousand, or 12%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in expenses is primarily attributable to professional expenses and personnel-related costs.

Financial Expenses, Net
Our financial expenses, net, for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Financial expenses, net	$731	$489

Financial expenses, net, increased $242 thousand, or 49% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase is attributable mainly to interest expense related to the Loan Agreement with Kreos.

Income Tax
Our income tax for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Income tax	$14	$18

Income taxes decreased $4 thousand for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with United States GAAP. The preparation of our financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, judgments and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. See Note 2 to our audited consolidated financial statements included in our 2016 Form 10-K for a description of the significant accounting policies that we used to prepare our consolidated financial statements.

There have been no material changes to our critical accounting policies or our critical judgments from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our 2016 Form 10-K except for the updates provided in note 3b of our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report.

Recent Accounting Pronouncements
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
As of March 31, 2017, the Company had cash and cash equivalents of $17.1 million. The Company has an accumulated deficit in the total amount of $113 million as of March 31, 2017 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.
The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under the Company's ATM Offering Program, or other future issuances of equity and debt securities, or through a combination of the foregoing.
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements for the three months ended March 31, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities and broadening third-party payor coverage, and (ii) research and development costs related to (a) developing our lightweight “soft suit” exoskeleton device aimed at assisting patients who have suffered a stroke, and (b) developing our next generation of ReWalk with design improvements. Our future cash requirements will depend on many factors including our rate of revenue growth and the timing and extent of our spending on research and development efforts, our sales and marketing activities and international expansion. In order to meet our liquidity requirements we may seek to sell additional equity or debt securities, arrange for additional bank debt financing. refinance our indebtedness, sell or license our assets, or pursue strategic transactions, such as the sale of our business or all or substantially all of our assets. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern." and “-We may not have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products. Future equity financings or borrowings may also dilute our shareholders or place us under restrictive covenants limiting our ability to operate” in our 2016 Form 10-K.

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

On December 30, 2015, we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. On January 4, 2016, we drew down $12.0 million under the Loan Agreement. Under the terms of the Loan Agreement we were entitled to draw down up to an additional $8.0 million until December 31, 2016, if we raised $10.0 million or more in the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) by December 31, 2016. On December 28, 2016, we drew down the remaining $8.0 million available under the Loan Agreement. Interest is payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. The principal of each the $12.0 million and $8.0 million tranches is repayable monthly over a period of 24 months commencing 12 months after the applicable drawdown date, which respective period will be extended to 36 months if we raise $20.0 million or more in connection with the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) prior to the expiration of the respective 24-month period. Pursuant to the Loan Agreement, we paid Kreos a transaction fee equal to 1.0% of the total available amount of the line of credit upon the execution of the agreement and we will be required to pay Kreos an end of loan payment equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. The Company did not pay any fees during the quarterly period ended March 31, 2017 in connection with the Loan Agreement, compared to $501 thousands during the fiscal year ended December 31, 2016. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

In connection with the $12.0 million drawdown under the Loan Agreement, we issued to Kreos the warrant to purchase up to 119,295 of our ordinary shares at an exercise price of $9.64 per share, which represented the average of the closing prices of our ordinary shares for the 30-day calendar period prior to the date of the issuance of the warrant, subject to adjustment as set forth in the warrant. In connection with the $8.0 million drawdown under the Loan Agreement on December 28, 2016, we increased the amount of the warrant from $1.15 million to $1.61 million, or by $460,000. In its new amount, the warrant represents the right to purchase up to 167,012 of our ordinary shares. The increase was based on the terms of the warrant, which provide that the amount of the warrant will be increased by 5.75% of any additional drawdowns. Subject to the terms of the warrant, the warrant is exercisable, in whole or in part, at any time prior to the earlier of (i) December 30, 2025, or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly- owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the NASDAQ Global Market, as further described in the Equity Distribution Agreement. During the three months ended March 31, 2017, the Company issued and sold 307,467 ordinary shares at an average price of $2.27 per share under its ATM Offering Program (as defined in Note 7e below). The gross proceeds to the Company were $699 thousand, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $88 thousand were $611 thousand. As a result, from the inception of the ATM Offering Program in May 2016 until March 31, 2017, we had sold 999,529 ordinary shares under the ATM Offering Program for net proceeds to us of $4.7 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $158 thousand and had incurred total expenses of approximately $556 thousand in connection with the ATM Offering Program. We intend to continue using this program opportunistically to raise additional funds.

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

Cash Flows for the Three Months Ended March 31, 2017 and March 31, 2016

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(6,050)	$(6,937)
Net cash used in investing activities	(10)	(129)
Net cash provided by (used in) financing activities	(490)	11,006
Net cash flow	$(6,550)	$3,940
Net Cash Used in Operating Activities
Net cash used in operating activities decreased to $6.1 million for the three months ended March 31, 2017 compared to $6.9 million for the three months ended March 31, 2016 primarily as a result of increased revenue, lower operating expenses mainly due to $300 thousand grant received from the IIA, as discussed above, and due to changes in working capital.

Net Cash Used in Investing Activities
Net cash used in investing activities decreased to $10 thousand for the three months ended March 31, 2017 compared to $129 thousand for the three months ended March 31, 2016 primarily as a result of decreased use of cash for the purchase of property and equipment.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $(490) thousand for the three months ended March 31, 2017, attributable mainly to interest payments of the Loan Agreement with Kreos. We generated net cash of $11 million in the three months ended March 31, 2016 which reflects $12 million from the Loan Agreement entered into with Kreos, which was offset by $1.0 million in interest payments and debt issuance costs related to the financing activities.

Obligations and Commercial Commitments
Set forth below is a summary of our contractual obligations as of March 31, 2017.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase obligations (1)	$1,464	$1,464	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	5,442	1,929	2,250	1,263	—
Operating lease obligations (3)	4,490	609	1,124	1,148	1,609
Long-term debt obligations (4)	20,382	8,386	11,996	—	—
Total	$31,778	$12,388	$15,370	$2,411	$1,609

(1) The Company depends on one contract manufacturer, Sanmina. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.
(2) Our Research Collaboration Agreement is for a period of five years and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development and commercialization milestones depend on favorable clinical developments, sales and regulatory actions, some or all of which may not occur. Since the achievement and timing of these milestones is neither determinable nor reasonably estimable, these milestone payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of March 31, 2017. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not included in this “Contractual Obligations” table or recorded on our condensed consolidated balance sheet as of March 31, 2017. For more information, see Note 6 to our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

(3) Our operating leases consist of leases for our facilities and motor vehicles. For more information, see “-Liquidity and Capital Resources -Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” above.
(4) Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos.
We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.6308:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 1.0652 euro:$1:00, both of which were the applicable exchange rates as of March 31, 2017. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or guarantees of third-party obligations as of March 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first quarter of 2017. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2016 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2017 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2016 Form 10-K except as described in Note 5 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2016 Form 10-K except as noted below:

We have initiated a mandatory post-market surveillance study on our ReWalk Personal 6.0 with a revised FDA-approved protocol, addressing certain violations and deficiencies cited by the FDA that had previously led the FDA to warn us of potential regulatory action. Going forward, if we cannot meet certain FDA requirements for the study or otherwise satisfy FDA requests promptly, or if our study produces unfavorable results, we could receive additional FDA warnings, which could materially and adversely affect our labeling or marketing efforts.

We are currently conducting an ongoing mandatory FDA post-market surveillance study on our ReWalk Personal 6.0, which began in June 2016. Before we began the current study, the FDA sent us a letter on September 30, 2015, or the September 2015 Letter, warning of potential regulatory action against us for violations of Section 522 of the FFDCA, based on our failure to initiate a post-market surveillance study by the September 28, 2015 deadline and our allegedly deficient protocol for that study. Between June 2014 and our receipt of the September 2015 Letter, we had responded late to certain of the FDA’s requests related to our study protocol. In February 2016, the FDA sent us an additional information request, or the February 2016 Letter, requesting additional changes to our study protocol and asking that we comply within 30 days. This letter also discussed the FDA’s request, as modified in our later discussions with the FDA, for a new pre-market notification for our ReWalk device, a special 510(k), linked to what the FDA viewed as changes to a computer included with the device. In late March 2016, following multiple discussions with the FDA, including an in-person meeting, the FDA confirmed that the agency would apply enforcement discretion to continued marketing of the ReWalk device conditioned upon our timely submitting a special 510(k) and initiating our post-market surveillance study by June 1, 2016. The special 510(k) was timely submitted on April 8, 2016, and the FDA’s substantial equivalence determination was received by us on July 22, 2016, granting us permission to continue marketing the ReWalk device. Additionally, we submitted a protocol to the FDA for the post-market surveillance study that was approved by the agency on May 5, 2016.

We began the study on June 13, 2016, with Stanford University as the lead investigational site. In August 2016, the FDA sent us a letter stating that, based on its evaluation of our corrective and preventive actions in response to the September 2015 Letter, we had adequately addressed the violations cited in the September 2015 Letter. As part of our study, we have provided the FDA with the required periodic reports on the study’s progress, in a few cases with delay. We intend to continue providing the FDA with such reports on a timely basis going forward.

We expect we will be able to respond promptly to the FDA’s further requests associated with the post-market surveillance study with the assistance of our dedicated internal clinical and regulatory personnel. However, we may ultimately be unable to timely satisfy the FDA's requests with respect to the study. Additionally, as of May 3, 2017, we have three active centers enrolling patients in the study and two others that will complete contracts to start enrolling patients by mid-year, with a total of five enrolled patients and three active patients. This is substantially below the estimated number of patients included in our study protocol, currently leading the FDA to label our progress as “inadequate.” We may seek to modify our study protocol to expand the pool of patients and/or decrease the total number of patients, which change will require approval from the FDA. However, there can be no assurance that the FDA will agree to modify our study or that we will manage to attract the required number of patients under the current requirements or with the revised requirements. If we cannot meet FDA requirements or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or may require us to stop marketing the ReWalk Personal device in the United States. We derived 64% of our revenues in 2016 from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION

The board of directors has set the date of our 2017 Annual Meeting of Shareholders (the “2017 Annual Meeting”) as June 27, 2017. Because this date is more than 30 days from the anniversary of the 2016 Annual Meeting of Shareholders, an updated deadline applies for submission of shareholder proposals to be considered for inclusion in our proxy materials for the 2017 Annual Meeting.

Shareholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2017 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act (“Rule 14a-8”) must ensure that such proposal is received on or before May 10, 2017 at our principal executive offices located at ReWalk Robotics Ltd., 3 Hatnufa Street, Floor 6, P.O.B. 161, Yokneam Ilit 20692, Israel, Attention: Chief Financial Officer. We intend to file our preliminary proxy materials on Schedule 14A with the SEC on May 11, 2017 and have thus determined May 10, 2017 to be a reasonable deadline for submission of shareholder proposals to be considered at the 2017 Annual Meeting. Any such proposal must also meet the requirements set forth in the rules and regulations of the SEC, including Rule 14a-8, to be eligible for inclusion in our proxy materials.

In accordance with the requirements of Israeli law and our Articles of Association, shareholders who wish to bring business before the 2017 Annual Meeting via procedures outside of Rule 14a-8, including director nominations, must ensure that written notice of such proposal is received at ReWalk Robotics Ltd., 3 Hatnufa Street, Floor 6, P.O.B. 161, Yokneam Ilit 20692, Israel, Attention: Chief Financial Officer on or before May 25, 2017. All shareholder proposals must be appropriate for consideration by shareholders at a meeting and be made in the manner set forth in Article 22(c) of our Articles of Association and in accordance with the provisions of the Israel Companies Law, 5759-1999.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
10.1	Agreement and Release between ReWalk Robotics, Inc. and John Hamilton, dated as of January 24, 2017**
10.2	Consultant Agreement between ReWalk Robotics, Inc. and John Hamilton, dated as of January 30, 2017**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
__________________________

*	Furnished herewith.
**	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: May 4, 2017	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: May 4, 2017	By:	/s/ Kevin Hershberger
Kevin Hershberger
Chief Financial Officer
(Principal Financial and Accounting Officer)