Form 10-Q
period 2017-06-30
ReWalk Robotics Ltd.
filed 2017-08-03
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 1, 2017 the Registrant had outstanding 21,747,167 ordinary shares, par value NIS 0.01 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$16,255	$23,678
Trade receivable, net	1,114	1,254
Prepaid expenses and other current assets	1,259	1,291
Inventory	3,415	3,264
Total current assets	22,043	29,487

LONG-TERM ASSETS

Other long term assets	1,210	1,018
Property and equipment, net	1,068	1,258
Total long-term assets	2,278	2,276
Total assets	$24,321	$31,763

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long term loan	$7,441	$7,495
Trade payables	2,910	3,424
Employees and payroll accruals	722	1,019
Deferred revenues and customers advances	219	54
Other current liabilities	521	406
Total current liabilities	11,813	12,398

LONG-TERM LIABILITIES
Long term loan, net of current maturities	8,537	10,518
Deferred revenues	283	284
Other long-term liabilities	285	303
Total long-term liabilities	9,105	11,105

Total liabilities	20,918	23,503

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary shares, par value NIS 0.01 per share-Authorized: 250,000,000 shares at June 30, 2017 and December 31, 2016; Issued and outstanding: 20,109,163 and 16,338,257 shares at June 30, 2017 and December 31, 2016, respectively	56	45
Additional paid-in capital	122,559	114,707
Accumulated deficit	(119,212)	(106,492)
Total shareholders’ equity	3,403	8,260
Total liabilities and shareholders’ equity	$24,321	$31,763

 The accompanying notes are an integral part of these consolidated financial statements.

 REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$2,007	$817	$4,506	$2,878
Cost of revenues	1,266	732	2,716	2,300

Gross profit	741	85	1,790	578

Operating expenses:
Research and development, net	1,385	3,074	2,815	4,769
Sales and marketing	2,873	3,504	6,006	6,803
General and administrative	1,850	2,095	3,991	4,009

Total operating expenses	6,108	8,673	12,812	15,581

Operating loss	(5,367)	(8,588)	(11,022)	(15,003)
Loss on extinguishment of debt	313	—	313	—
Financial expenses, net	633	517	1,364	1,006

Loss before income taxes	(6,313)	(9,105)	(12,699)	(16,009)
Income taxes (tax benefit)	(4)	12	10	30

Net loss	$(6,309)	$(9,117)	$(12,709)	$(16,039)

Net loss per ordinary share, basic and diluted	$(0.37)	$(0.74)	$(0.75)	$(1.30)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	17,218,154	12,403,541	16,837,903	12,363,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

; REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share data)

	Ordinary Share		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
	Number	Amount
Balance as of January 1, 2016	12,222,583	33	94,876	(73,989)	20,920
Share-based compensation to employees and non-employees	—	—	3,398	—	3,398
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	128,496	1	17	—	18
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $468	692,062	2	4,097	—	4,099
Issuance of warrants to purchase ordinary shares	—	—	1,239	—	1,239
Cashless exercise of warrants into ordinary shares	45,116	*)	*)	—	—
Issuance of ordinary shares and warrants to purchase ordinary shares in follow-on public offering, net of issuance expenses in an amount of $1,099	3,250,000	9	11,080	—	11,089
Net loss	—	—	—	(32,503)	(32,503)

Balance as of December 31, 2016	16,338,257	45	114,707	(106,492)	8,260
Cumulative effect to stock based compensation from adoption of a new accounting standard	—	—	11	(11)	—
Share-based compensation to employees and non-employees	—	—	1,698	—	1,698
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	69,286	*)	20	—	20
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $313 (1)	3,701,620	11	6,123		6,134
Net loss	—	—	—	(12,709)	(12,709)
Balance as of June 30, 2017	20,109,163	56	122,559	(119,212)	3,403

*)	Represents an amount lower than $1.
(1)	See Note 8e to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,709)	$(16,039)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	357	327
Share-based compensation to employees and non- employees	1,698	1,543
Deferred taxes	(24)	(59)
Loss on extinguishment of debt	313	—
Financial expenses related to long term loan	66	322

Changes in assets and liabilities:

Trade receivables, net	140	959
Prepaid expenses and other current and long term assets	(136)	(1,003)
Inventories	(296)	(936)
Trade payables	(604)	1,511
Employees and payroll accruals	(297)	(352)
Deferred revenues and advances from customers	164	108
Other current and long term liabilities	97	106
Net cash used in operating activities	(11,231)	(13,513)

Cash flows from investing activities:
Purchase of property and equipment	(22)	(395)
Net cash used in investing activities	(22)	(395)

Cash flows from financing activities:
Issuance of ordinary shares upon exercise of options to purchase ordinary shares by employees and non employees	20	28
Proceeds from long term loan	—	12,000
Debt issuance cost	—	(441)
Repayment of long term loan	(2,414)	(553)
Issuance of ordinary shares in at-the-market offering, net of issuance expenses paid in the amount of 313$ (1)	6,224	691
Net cash provided by financing activities	3,830	11,725

Decrease in cash and cash equivalents	(7,423)	(2,183)
Cash and cash equivalents at beginning of period	23,678	17,869
Cash and cash equivalents at end of period	$16,255	$15,686

Supplemental disclosures of non-cash flow information
At-the-market offering expenses not yet paid	$90	$254
Classification of inventory to property and equipment, net	$145	$55

(1) See Note 8e to the condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:-    GENERAL

a.	ReWalk Robotics Ltd. (“RRL”, and together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Israel on June 20, 2001 and commenced operations on the same date.

b.
RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics Inc., incorporated under the laws of Delaware on February 15, 2012; and (ii) ReWalk Robotics GMBH. incorporated under the laws of Germany on January 14, 2013.

c.
During the six months ended June 30, 2017, the Company issued and sold 3,701,620 ordinary shares at an average price of $1.74 per share under its ATM Offering Program (as defined in Note 8e). The gross proceeds to the Company were $6,447 thousand, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $313 thousand were $6,134 thousand. As a result, from the inception of the ATM Offering Program in May 2016 until June 30, 2017, the Company has issued and sold 4,393,682 ordinary shares at an average price of $2.51 per share under its ATM Offering Program, with gross proceeds of $11.0 million, and net aggregate proceeds of $10.2 million after deducting commissions, fees and offering expenses in the amount of $781 thousand. The Company may raise up to $25 million under its ATM Offering Program pursuant to the terms of its agreement with the sales agent. However, due to limitations under the rules of Form S-3, which have applied to the Company since it filed its annual report on Form 10-K for the fiscal year ended December 31, 2016 on February 17, 2017, taking into account ordinary shares issued and settled under the Company’s ATM Offering Program since February 17, 2017, as of June 30, 2017, the Company may issue up to $7.3 million in primary offerings under its effective shelf registration statement on Form S-3 (File No. 333- 209833) (the “Form S-3”), including its ATM Offering Program, during the 12 months following February 17, 2017, unless and until it is no longer subject to such limitations. See Note 8e for more information about the Company’s ATM Offering Program and the related limitations under its Form S-3.

d.
The Company depends on one contract manufacturer. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. This vendor accounted for 0% and 12% of the Company's total trade payables as of June 30, 2017 and December 31, 2016, respectively.

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

f.
The Company had an accumulated deficit in the total amount of $119.2 million as of June 30, 2017 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reductions in operating spend, issuances under the Company's ATM Offering Program or other future issuances of equity and debt securities, or through a combination of the foregoing.
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.
The condensed consolidated financial statements for the three and six months ended June 30, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:-     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's (i)consolidated financial position as of June 30, 2017, (ii) consolidated results of operations for the three and six months ended June 30, 2017 and (iii) consolidated cash flows for the six months ended June 30, 2017. The results for the three and six months periods ended June 30, 2017, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Deferred Taxes - In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes", which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company elected to implement this ASU-2015-17 prospectively. The update was effective for the Company beginning January 1, 2017. The adoption of this standard did not materially impact the Company's financial statements.

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

Statement of Cash Flows - In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses several matters of diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including the presentation of debt extinguishment costs and distributions received from equity method investments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods and allows for retrospective adoption with early adoption permitted. The Company has not yet determined whether it will elect early adoption. The Company is currently evaluating the impact of the pending adoption of this ASU on its consolidated financial statements and related disclosures.

Statement of Cash Flows - On November 17, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows.  ASU No. 2016-18 will be effective for the Company as of January 1, 2018. The Company does not expect the adoption to have a material impact on the Company's consolidated financial statements.

Share Based Compensation - On May 10, 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. They will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense hasn’t changed, if that’s the case. It also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. ASU No. 2017-09 will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including in any interim period for which financial statements have not yet been issued or made available for issuance. The ASU will be applied prospectively to awards modified on or after the adoption date. The Company is currently evaluating the impact of the pending adoption of this ASU on its consolidated financial statements and related disclosures.

c.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales. One customer represented 8% and 0% of the Company's trade receivable, net balance as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016 trade receivables are presented net of allowance for doubtful accounts in the amount of $324 thousand and $333 thousand, respectively and net of sales return reserve of $105 thousand as of June 30, 2017 and December 31, 2016.

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

US Dollars in thousands
Balance at December 31, 2016	$498
Provision	201
Usage	(159)
Balance at June 30, 2017	$540

NOTE 4:-    INVENTORY

The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Finished products	3,415	3,264
	$3,415	$3,264

NOTE 5:-    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer, Sanmina Corporation. Purchase obligations do not include contracts that may be canceled without penalty. As of June 30, 2017, non-cancelable outstanding obligations amounted to approximately $1.2 million.

b.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority, or the IIA (formerly known as the Israeli Office of the Chief Scientist in the Israel Ministry of Economy). During the six months ended June 30, 2017 the Company received $606 thousand from the IIA to fund its research and development efforts. Since the Company’s inception through June 30, 2017, the Company received funding from the IIA in the total amount of $1.3 million. Out of the $1.3 million in funding from the IIA, a total amount of $946 thousand were royalty bearing grants (as of June 30, 2017, the Company paid royalties to the IIA in the total amount of $50 thousand), while a total amount of $400 thousand was received in consideration of 5,237 convertible preferred A shares, which converted after our initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. As of June 30, 2017, the contingent liability to the IIA amounted to $896 thousand.

c.	Liens:

As discussed in Note 6 to our audited consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 17, 2017, as amended on Form 10-K/A filed with the SEC on April 27, 2017 (the “2016 Form 10-K”), the Company is party to the Loan Agreement

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

with Kreos pursuant to which Kreos extended a $20.0 million line of credit to the Company. In connection with the Loan Agreement, the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

The Company's other long-term assets, which were in the amount of $855 thousand as of June 30, 2017, have been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

◦
On September 20, November 3, November 9, and November 10, 2016, respectively, four putative class actions on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares pursuant and/or traceable to the registration statement used in connection with the Company's IPO were commenced in the Superior Court of the State of California, County of San Mateo. The actions were filed against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO. We refer to these actions as the “California State Court Actions.” The complaints in the California State Court Actions asserted various claims under the Securities Act. Each of the California State Court Actions was dismissed for lack of personal jurisdiction in January 2017.

◦
On January 24, 2017, a substantially similar class action was commenced in the United States District Court for the Northern District of California (Case No. 4:17-cv-362) against the same defendants as in the California State Court Actions plus certain additional defendants. This action is referred to as the “California Federal Court Action.” On March 23, 2017, this case was voluntarily dismissed.

•	Pending Actions:

◦
On or about October 31, 2016, a class action with claims substantially similar to the California State Court Actions was commenced in the Massachusetts Superior Court, Suffolk County, by a different plaintiff (Civ. Action No. 16-3336), alleging claims under Section 11 of the Securities Act against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO, and alleging claims under Section 15 of the Securities Act against the Company and certain of the Company's current and former directors and officers.

◦
On or about November 30, 2016, a substantially similar class action was commenced in the Massachusetts Superior Court, Suffolk County, by a different plaintiff (Civ. Action No. 16-3670) alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the action commenced on October 31, 2016, and also alleging claims under Section 12(a)(2) of the Securities Act against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO. This action was ordered consolidated in the Massachusetts Superior Court, Suffolk County on January 9, 2017 with the action commenced on October 31, 2016, and the two actions are referred to as the “Consolidated

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Massachusetts State Court Actions”.

◦
On or about January 31, 2017, a substantially similar class action was commenced in the United States District Court for the District of Massachusetts (Case No. 1:17-cv-10169) by four of the same plaintiffs who commenced the California State Court Actions, and two additional plaintiffs, alleging claims under Sections 11 and 12(a)(2) of the Securities Act against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO, and alleging claims under Section 15 of the Securities Act against certain of the Company's current and former directors and officers. This action is referred to as the “Massachusetts Federal Court Action.”

The plaintiffs in the Consolidated Massachusetts State Court Actions filed a consolidated amended complaint on March 20, 2017. The Company moved to dismiss the Consolidated Massachusetts State Court Actions on June 2, 2017.

The complaints in all of the actions listed above allege that the Company's registration statement used in connection with its IPO failed to disclose that the Company was unprepared or unable to comply with certain regulatory special controls and to provide the FDA with a postmarket surveillance study on the Company's ReWalk Personal device, and that, as a result of such alleged omission, the plaintiffs suffered damages. The Company believes that the allegations made in the complaints are without merit and intends to defend itself vigorously against the complaints relating to the three pending actions.

Based on information currently available and the early stage of the litigation, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in the Company's consolidated balance sheet as of June 30, 2017. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:-    LOAN AGREEMENT WITH KREOS AND RELATED WARRANT TO PURCHASE ORDINARY SHARES

On December 30, 2015, the Company entered into the loan agreement (the "Loan Agreement") with Kreos Capital V (Expert Fund) Limited ("Kreos"), pursuant to which Kreos extended a line of credit to the Company in the amount of $20.0 million. For more information, see Note 6 to our audited consolidated financial statements included in our 2016 Form 10-K.

On June 9, 2017, the Company and Kreos entered into the First Amendment of the Loan Agreement (the "Loan Amendment"). As of that date the outstanding principal amount under the Loan Agreement (the "Outstanding Principal") was $17.2 million. Under the Loan Amendment $3.0 million of the Outstanding Principal is extended by an additional 3 years with the same interest rate and is subject to repayment in accordance with, and subject to the terms of, a secured convertible promissory note (the "Kreos Convertible Note") into up to 2,365,931 ordinary shares of the Company at a fixed conversion price of $1.268 per share (subject to customary antidilution adjustments), thus reducing the Outstanding Principal Amount amount to $14.2 million. Kreos may convert the then-outstanding principal under the Kreos Convertible Note in whole or in part, in one or more occasions, at any time until the earlier of (i) the maturity date of June 9, 2020 or (ii) a Change of Control, as defined in the Loan Agreement. The Outstanding Principal Amount under the Loan Agreement is not convertible and remains subject to repayment in accordance with the terms and conditions of the Loan Agreement, provided that such amount shall be repaid by the Company in accordance with an amended repayment schedule. The Company concluded that the exchange of the $3.0 million for the convertible promissory note is not a troubled debt restructuring under applicable accounting guidance because the lenders did not grant a concession. The modification was analyzed under ASC 470 Debt to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10 a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since this modification added a substantive conversion option, extinguishment accounting is applicable. The difference between the fair value of the new debt with the pre-modification carrying amount of the old debt represented a loss on extinguishment in the amount of $313 thousand.

According to the Loan Agreement the repayment period will be extended to 36 months if the Company raises $20 million or more in connection with the issuance of shares of its capital stock (including debt securities convertible into shares of the Company’s capital stock). As of June 30, 2017 the Company had raised more than $20 million and therefore the repayment period was extended by an additional 12 months to 36 months.

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

The License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of June 30, 2017, the Company did not achieve any of these milestones, and is evaluating the likelihood that the milestones will be achieved on a quarterly basis. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not recorded on the Company's condensed consolidated balance sheet as of June 30, 2017.

The Company's total payment obligation under the Collaboration Agreement and the License Agreement is $6.3 million, some of it is subject to a minimum funding commitment under applicable circumstances as indicated above.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has recorded expense in the amount of $383 thousand and $1.1 million during the three months period ended June 30, 2017 and June 30, 2016 respectively. The Company has recorded expenses in the amount of $689 thousand and $1.1 million during the six months period ended June 30, 2017 and June 30, 2016 respectively. Those expenses are part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement.

NOTE 8:-    SHAREHOLDERS’ EQUITY

a.	Share option plans:

As of June 30, 2017, and December 31, 2016, the Company had reserved 583,423 and 380,153 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).
Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.
The fair value for options granted during the six months ended June 30, 2017 and June 30, 2016 was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

Six Months Ended June 30,
	2017	2016
Expected volatility	56% - 58%	53% - 60%
Risk-free rate	1.85% - 2.07%	1.28%-1.60%
Dividend yield	—%	—%
Expected term (in years)	5.31-6.11	5.31-6.11
Share price	$1.3- $2.1	$8.48- $11.88

The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company's ordinary shares on the date of grant.
A summary of employee options to purchase ordinary shares and RSUs during the six months ended June 30, 2017 is as follows:

	Six Months Ended June 30, 2017
	Number	Average exercise price	Average remaining contractual life (in years) (1)	Aggregate intrinsic value (in thousands)
Options and RSUs outstanding at the beginning of the period	2,251,014	$6.47	7.80	$1,740
Options granted	401,846	2.03
RSUs granted	230,484	—
Options exercised (2)	(15,612)	1.43
RSUs vested (2)	(49,954)	—
RSUs forfeited	(44,196)	—
Options forfeited	(138,373)	3.65

Options and RSUs outstanding at the end of the period	2,635,209	$5.38	7.54	$912

Options exercisable at the end of the period	1,217,605	$5.92	6.36	$262

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Calculation of weighted average remaining contractual term does not include RSUs, which have an indefinite contractual term.

(2)
During the six months period ended June 30, 2017, the aggregate number of ordinary shares that were issued pursuant to RSUs that became vested and options that were exercised on a net basis was 64,332 ordinary shares.

The weighted average grant date fair value of options granted during the six months ended June 30, 2017 and June 30, 2016 was $1.10 and $4.79, respectively. The weighted average grant date fair value of RSUs granted during the six month period ended June 30, 2017 and June 30, 2016 was $2.01 and $9.36, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for each of the three months ended June 30, 2017 and June 30, 2016 was $25 thousand and $830 thousand respectively. As of June 30, 2017, there were $5.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2012 Equity Incentive Plan and its 2014 Plan. This cost is expected to be recognized over a period of approximately 2.3 years.

The number of options and RSUs outstanding as of June 30, 2017 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of June 30, 2017	Weighted average remaining contractual life (years) (1)	Options exercisable as of June 30, 2017	Weighted average remaining contractual life (years) (1)
RSUs only	362,933	—	—	—
$0.82	34,377	3.28	34,377	3.28
$1.32	336,895	4.97	331,301	4.90
$1.47 - $2.20	770,909	8.09	327,940	6.14
$6.80- $8.99	681,254	8.13	298,625	7.69
$9.22- $10.98	202,983	8.61	65,706	8.06
$19.62-$20.97	245,858	7.38	159,656	7.33
	2,635,209	7.54	1,217,605	6.36

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

On June 27, 2017, at the annual meeting of shareholders, the Company’s shareholders voted on, and approved by the requisite majority, a one-time equity award exchange program (the “Exchange Program”). If implemented, the Exchange Program will allow the Company to cancel certain outstanding stock options issued under the 2014 Plan currently held by some of the Company's employees and executive officers in exchange for the grant under the 2014 Plan of a lesser number of equity awards, either in the form of stock options with exercise prices equal to the market value of the Company's ordinary shares on the date of grant or in the form of RSUs, as will be determined by the Company's board of directors, prior to commencement of the Exchange Program (collectively, the “New Awards”). The exchange ratio will be designed to result in a “value-for-value” exchange pursuant to which the Company will grant a new equity award with a value approximately equal to the value of the options that are surrendered. The Company will use the 52-week high closing price of its ordinary shares (as measured at the commencement of the Exchange Program) as a threshold for options eligible to be exchanged. The New Awards issued in exchange for outstanding vested or unvested stock options will vest over a three-year period, with one-third (1/3) vesting on the first anniversary of the date of grant and one-third (1/3) on each of the next two successive anniversaries.

Participation in the Exchange Program will be voluntary. The Exchange Program will only be open to certain stock option holders employed by the Company or providing services to the Company at the time of the Exchange Program, including certain officers. The Company's non-employee directors and retirees will not be eligible to participate in the Exchange Program. In addition,

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Exchange Program will not be offered to employees located in countries where the Company determines that it is either impractical or undesirable to offer the Exchange Program. Following the approval by the Company's shareholders at the annual meeting of shareholders, the Board will determine whether and when to initiate the Exchange Program and any exchange offer made to implement the Exchange Program. However, the Company must commence the Exchange Program within 12 months following the date of shareholder approval. The stock options exchanged pursuant to the Exchange Program will be canceled and the ordinary shares underlying such options will become available for issuance under the 2014 Plan.

b.	Share-based awards to non-employee consultants:

The Company granted options to a non-employee consultant on March 12, 2007, which were exercised during the six months ended June 30, 2017. The Company granted 1,500 fully vested RSUs on January 1, 2017 to a non-employee consultant. As of June 30, 2017, there are no outstanding options or RSUs held by non-employee consultants.

c.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2017:

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

(2) Represents a warrant to purchase ordinary shares at an exercise price of $9.64 per share, which was issued on December 31, 2015 to Kreos, in connection with a loan made by Kreos to us. The warrant is currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of June 30, 2017.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cost of revenues	$52	$48
Research and development, net	232	249
Sales and marketing, net	375	376
General and administrative	1,039	870
Total	$1,698	$1,543

e.	At-the-market offering program:

On May 10, 2016, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray, pursuant to which it may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25 million, through Piper Jaffray acting as its agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on the Company’s behalf all of the ordinary shares requested to be sold by the Company, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Sales may be made under the Company's registration statement on Form S-3, which was declared effective on May 9, 2016 (the “Form S-3”), in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “ATM Offering Program”). Sales may be made directly on or through the NASDAQ Capital Market, the existing trading market for the Company's ordinary shares, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Piper Jaffray is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares. The Company is not required to sell any of its ordinary shares at any time.

The Company may raise up to $25 million under its ATM Offering Program pursuant to the terms of its agreement with the sales agent. However, due to limitations under the rules of Form S-3, which have applied to the Company since it filed its annual report on Form 10-K for the fiscal year ended December 31, 2016 on February 17, 2017, taking into account ordinary shares issued and settled under the Company’s ATM Offering Program since February 17, 2017, as of June 30, 2017, the Company may issue up to $7.3 million in primary offerings under its effective shelf registration statement on Form S-3 (File No. 333- 209833) (the “Form S-3”), including its ATM Offering Program, during the 12 months following February 17, 2017, unless and until it is no longer subject to such limitations.

During the six months ended June 30, 2017, the Company issued and sold 3,701,620 ordinary shares at an average price of $1.74 per share under its ATM Offering Program (as defined in Note 8e above). The gross proceeds to the Company were $6.4 million, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $313 thousand were $6.1 million. As a result, from the inception of the ATM Offering Program in May 2016 until June 30, 2017, the Company had sold 4,393,682 ordinary shares under the ATM Offering Program for gross proceeds of $11.0 million and net proceeds to the Company of $10.2 million (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation of $330 thousand and had incurred total expenses of approximately $781 thousand in connection with the ATM Offering Program.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9:-    FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency transactions and other	$(57)	$24	$(76)	$43
Financial expenses related to loan agreement with Kreos	683	488	1,422	967
Bank commissions	7	14	18	23
Income related to hedging transactions	—	(9)	—	(27)
	$633	$517	$1,364	$1,006

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues based on customer’s location :
Israel	$—	$—	$—	$—
United States	1,342	527	3,441	2,266
Europe	665	244	1,065	504
Asia-Pacific	—	46	—	108
Total revenues	$2,007	$817	$4,506	$2,878

	June 30,	December 31,
	2017	2016
Long-lived assets by geographic region (*):
Israel	$386	$476
United States	444	565
Germany	238	217
	$1,068	$1,258

(*)    Long-lived assets are comprised of property and equipment, net.

Major customer data as a percentage of total revenues (in thousands):

	June 30,	December 31,
	2017	2016
Customer A	51.7%	33.3%

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11:- SUBSEQUENT EVENTS

As of August 3, 2017, there were three pending class action lawsuits against the Company and certain other defendants alleging claims under the Securities Act in connection with the Company’s registration statement used in its IPO, including the Consolidated Massachusetts State Court Actions and the Massachusetts Federal Court Action. These actions are further described above in Note 5d.

•	Consolidated Massachusetts State Court Actions: The plaintiffs are required to file an opposition to the Company’s motion to dismiss on August 4, 2017.

•
Massachusetts Federal Court Action: On July 6, 2017, the Company moved to stay the Massachusetts Federal Court Action. The plaintiffs are required to file a consolidated amended complaint on August 9, 2017.

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

•
our management’s conclusion in the notes to our unaudited condensed consolidated financial statements included in this report and to our audited consolidated financial statements for fiscal 2016, and our independent registered public accounting firm’s statement in its opinion relating to our audited consolidated financial statements for fiscal 2016, that there are a substantial doubts as to our ability to continue as a going concern;

•	our ability to maintain and grow our reputation and the market acceptance of our products;

•	our ability to achieve reimbursement from third-party payors for our products;

•	our expectations as to our clinical research program and clinical results;

•	our expectations as to the results of and Food and Drug Administration’s, or the FDA’s, potential regulatory developments with respect to our mandatory 522 postmarket surveillance study;

•	the outcome of ongoing shareholder class action litigation relating to our initial public offering;

•	our ability to repay our secured indebtedness;

•	our ability to improve our products and develop new products;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	our ability to gain and maintain regulatory approvals;

•	our ability to secure capital from equity and debt financings in light of limitations under our Form S-3, the price range of our ordinary shares and conditions in the financial markets, and that risk that such financings may dilute our shareholders or restrict our business;

•	our ability to use effectively the proceeds of our follow-on public offering of ordinary shares and warrants;

•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company; and

•	our ability to maintain relationships with existing customers and develop relationships with new customers.

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
In early January 2017, we announced our plans to reduce our operating expenses by up to 30% as compared to 2016. We have been working toward such reductions through a combination of targeted savings, including by establishing quality improvement initiatives and lowering overall product cost, realigning our staffing priorities and reducing the size of our staff, such as our reimbursement personnel, reducing spending on external appeals and lowering other corporate spending. In the near future, we intend to continue focusing on our reimbursement efforts with our streamlined staffing by pursuing insurance claims on a case-by-case basis, managing claims through the review process and external appeals, and investing in efforts to expand coverage.
We intend to focus our research and development efforts in the near term primarily on our lightweight “soft suit” exoskeleton for stroke patients and in the longer term on a “soft suit” exoskeleton for additional indications affecting the ability to walk, including multiple sclerosis and cerebral palsy, and the next generation of our current ReWalk device.

We have incurred net losses and negative cash flows from operations since inception and anticipate that this will continue in the near term as we plan to focus our resources mainly on reimbursement efforts, and efforts to expand coverage for the ReWalk system, clinical studies, including our FDA post-market study, and the development and commercialization efforts for the lightweight “soft suit” exoskeleton to treat stroke patients.

Second Quarter 2017 Business Highlights

•	We placed 31 ReWalk devices during the quarter ended June 30, 2017, of which 17 were placed in the U.S., 11 were in our direct markets in Europe, and 3 were in other markets.

•	We increased pending insurance claims to 217 in the U.S. and Germany, as of the end of the quarter.

•	We secured 11 favorable case by case insurance reimbursement decisions.

•	We signed an exclusive distribution agreement in France with Harmonie Medical Service (HMS), one of the largest medical device providers in the country.

•
Total operating expenses in the second quarter of 2017 were $6.1 million, compared with $8.7 million in the prior year period, operating expenses reduction in the second quarter of 2017 reflect initiatives to reduce spending announced earlier in 2017. Second quarter 2016 expenses include a one-time R&D charge related to the Collaboration and License agreement with Harvard.

•
We and Kreos amended the Loan Agreement, deferring $3.0 million of the Outstanding Principal by an additional three years with the same interest rate, and issued Kreos a secured convertible note for this amount.

•
During the quarter ended June 30, 2017, we sold 3,394,153 shares generating total net proceeds to the Company of $5,522 thousand (after commissions, fees and expenses) under our ATM Offering Program. For more information, see Note 8e to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” above and “Liquidity and Capital Resources” below.

Results of Operations for the Three and Six Months Ended June 30, 2017 and June 30, 2016
Our operating results for the three and six months ended June 30, 2017, as compared to the same periods in 2016, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	2,007	817	4,506	2,878
Cost of revenues	1,266	732	2,716	2,300

Gross profit	741	85	1,790	578

Operating expenses:
Research and development, net	1,385	3,074	2,815	4,769
Sales and marketing	2,873	3,504	6,006	6,803
General and administrative	1,850	2,095	3,991	4,009

Total operating expenses	6,108	8,673	12,812	15,581

Operating loss	(5,367)	(8,588)	(11,022)	(15,003)

Loss on extinguishment of debt	313	—	313	—
Financial expenses, net	633	517	1,364	1,006

Loss before income taxes	(6,313)	(9,105)	(12,699)	(16,009)
Income taxes (tax benefit)	(4)	12	10	30
Net loss	(6,309)	(9,117)	(12,709)	(16,039)

Net loss per ordinary share, basic and diluted	(0.37)	(0.74)	(0.75)	(1.30)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	17,218,154	12,403,541	16,837,903	12,363,698

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Revenues
Our revenues for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal units placed	30	24	66	55
Rehabilitation units placed	1	1	2	2
Total units placed	31	25	68	57
Personal unit revenues	$1,903	$708	$4,326	$2,679
Rehabilitation unit revenues	$104	$109	$180	$199
Revenues	$2,007	$817	$4,506	$2,878

Revenues increased by $1.2 million, or 146%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Revenues increased by $1.6 million, or 57%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in revenue was driven by our increased sales of ReWalk Personal devices, derived primarily from increased number of units covered by commercial insurance , conversion of rental units into purchases and from sales to the VA for use in the VA's clinical study.
In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors.

Gross Profit
Our gross profit for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2017
	2017	2016	2017	2016
Gross profit	$741	$85	$1,790	$578
Gross profit was 37% of revenue for the three months ended June 30, 2017, compared to 10% of revenue for the three months ended June 30, 2016. Gross profit was 40% of revenue for the six months ended June 30, 2017, compared to 20% of revenue for the six months ended June 30, 2016. The increase in gross profit was driven by the increase in number of units sold, the conversion of rental units into purchases and lower product costs.
We expect our gross profit to gradually improve as we increase revenue and lower our unit manufacturing costs through implementation of certain cost reduction projects and economies of scale which may be partially offset by potential price increase.

Research and Development Expenses
Our research and development expenses, net, for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expenses, net	$1,385	$3,074	$2,815	$4,769
Research and development expenses, net, decreased by $1.7 million, or 55%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Additionally, research and development expenses, net, decreased $2.0 million, or 41%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in expenses is primarily attributable to a one time charge of $1.1M recorded in Q2 2016 related to the Collaboration and License agreement with Harvard, a grants received from the Israel Innovation Authority (the "IIA") which were credited to research and development expenses, net during the three and six months ended June 30, 2017 and decrease in personnel and personnel-related costs.
We expect to focus our research and development expenses in the near term primarily on our ReWalk lightweight “soft suit” exoskeleton for individuals who have suffered a stroke and in the longer term on a “soft suit” exoskeleton for additional indications affecting the ability to walk, including multiple sclerosis and cerebral palsy and the next generation of our current ReWalk device.

Sales and Marketing Expenses
Our sales and marketing expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales and marketing expenses	$2,873	$3,504	$6,006	$6,803

Sales and marketing expenses decreased $631 thousand, or 18%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Sales and marketing expenses decreased $797 thousand, or 12%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease is driven by lower personnel and personnel-related costs and consulting expenses as result of our recent cost reduction efforts.

In the near term our sales and marketing expenses are expected to be driven by our commercialization and reimbursement efforts for the ReWalk Personal device as we continue to pursue insurance claims on a case by case basis, manage claims through the review process and external appeals and invest in efforts to expand commercial reimbursement coverage.

General and Administrative Expenses
Our general and administrative expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
General and administrative	$1,850	$2,095	$3,991	$4,009

General and administrative expenses decreased $245 thousand, or 12%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. General and administrative expenses decreased $18 thousand, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in expenses is primarily attributable to lower professional expenses and personnel-related costs.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $313 thousand for six months ended June 30, 2017 is due to amending of our debt under the Loan Agreement with Kreos, such that $3.0 million in principal is now subject to the Kreos Convertible Note. The entry into the Kreos Convertible Note, which decreased the outstanding principal amount under the Loan Agreement from $17.2 million to $14.2 million, resulted in extinguishment of debt accounting treatment.

Financial Expenses, Net
Our financial expenses, net, for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Financial expenses, net	$633	$517	$1,364	$1,006

Financial expenses, net, increased $116 thousand, or 22% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Financial expenses, net, increased $358 thousand, or 36% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase is attributable mainly to interest expenses related to our Loan Agreement with Kreos.

Income Tax
Our income tax for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax (tax benefit)	$(4)	$12	$10	$30

Income taxes decreased $16 thousand for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Income taxes decreased $20 thousand for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

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

As of June 30, 2017, the Company had cash and cash equivalents of $16.3 million. The Company had an accumulated deficit in the total amount of $119.2 million as of June 30, 2017 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reductions in operating spend, issuances under the Company's ATM Offering Program or other future issuances of equity and debt securities, or through a combination of the foregoing.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements for the three and six months ended June 30, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities and broadening third-party payor coverage, and (ii) research and development costs related to developing our lightweight “soft suit” exoskeleton device aimed at assisting patients who have suffered a stroke. Our future cash requirements will depend on many factors including our rate of revenue growth and the timing and extent of our spending on research and development efforts, our sales and marketing activities and international expansion. In order to meet our liquidity requirements we may seek to sell additional equity or debt securities, arrange for additional bank debt financing, refinance our indebtedness, sell or license our assets, or pursue strategic transactions, such as the sale of our business or all or substantially all of our assets. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern." in our 2016 Form 10-K and “We may not have sufficient funds to meet certain future capital requirements or grow our business. Future equity or debt financings may dilute our shareholders or place us under restrictive covenants, and limitations under our Form S-3 may make it more difficult for us to raise money in the public markets” in “Part II, Item 1. Risk Factors” of this quarterly report.

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

On December 30, 2015, we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. On January 4, 2016, we drew down $12.0 million under the Loan Agreement. Under the terms of the Loan Agreement we were entitled to draw down up to an additional $8.0 million until December 31, 2016, if we raised $10.0 million or more in the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) by December 31, 2016. On December 28, 2016, we drew down the remaining $8.0 million available under the Loan Agreement. Interest is payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. As of June 30, 2017, the Company raised more than $20 million in connection with the issuance of its share capital and therefore, in accordance with the terms of the Loan Agreement, the repayment period was extended from 24 months to 36 months. The principal was also reduced in connection with the issuance of the Kreos Convertible Note on June 9, 2017. Pursuant to the Loan Agreement, we paid Kreos a transaction fee equal to 1.0% of the total available amount of the line of credit upon the execution of the agreement and we will be required to pay Kreos an end of loan payment equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. During the six months ended June 30, 2017 the Company paid $23 thousand of fees in connection with the Loan Agreement, compared to $501 thousand during the fiscal year ended December 31, 2016. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

In connection with the $12.0 million drawdown under the Loan Agreement, we issued to Kreos the warrant to purchase up to 119,295 of our ordinary shares at an exercise price of $9.64 per share, which represented the average of the closing prices of our ordinary shares for the 30-day calendar period prior to the date of the issuance of the warrant, subject to adjustment as set forth in the warrant. In connection with the $8.0 million drawdown under the Loan Agreement on December 28, 2016, we increased the amount of the warrant from $1.15 million to $1.61 million, or by $460 thousand, such that the warrant represents the right to purchase up to 167,012 of our ordinary shares. The increase was based on the terms of the warrant, which provide that the amount of the warrant will be increased by 5.75% of any additional drawdowns. Subject to the terms of the warrant, the warrant is exercisable, in whole or in part, at any time prior to the earlier of (i) December 30, 2025, or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly- owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

On June 9, 2017, the Company and Kreos entered into the First Amendment. As of that date the outstanding principal amount under the Loan Agreement was $17.2 million, Under the First Amendment, $3.0 million of the outstanding principal under the Loan Agreement is subject to repayment pursuant to the senior secured Kreos Convertible Note issued on June 9, 2017, thus reducing the outstanding principal amount under the Loan Agreement to $14.2 million as of June 9, 2017. This amended outstanding principal amount remains subject to repayment in accordance with the terms and conditions of the Loan Agreement and an amended repayment schedule. Interest on the Kreos Convertible Note is payable monthly in arrears at a rate of 10.75% per year.

Kreos may convert the then-outstanding principal under the Kreos Convertible Note, in whole or in part, on one or more occasions, into up to 2,365,931 ordinary shares, at a conversion price per share equal to $1.268 per share (subject to customary anti-dilution adjustments) at any time until the earlier of (i) the maturity date of June 9, 2020 or (ii) a “Change of Control,” as defined in the Loan Agreement. For more information, see Note 6 to our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

Equity Raises

Our initial public offering in September 2014 generated $36.3 million in net proceeds. Additionally, on May 9, 2016, the SEC declared effective our Form S-3, pursuant to which we registered up to $100,000,000 of ordinary shares, warrants and/or debt securities and up to 4,388,143 ordinary shares offered by selling shareholders named therein. On May 10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent. The ordinary shares issued under the Equity Distribution Agreement may be registered under the Securities Act using our Form S-3. Additionally, on November 1, 2016, we closed our follow-on public offering of 3,250,000 units, each consisting of one ordinary share and 0.75 of a warrant to purchase one ordinary share. The ordinary shares and the warrants underlying the units and the ordinary shares issuable upon exercise of the warrants are registered under the Securities Act on our Form S-3.

Since we filed our 2016 Form 10-K on February 17, 2017, we have been subject to limitations under the applicable rules of Form S-3, which constrain our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with an aggregate market value of common stock held by nonaffiliated persons and entities (known as our “public float”) of less than $75 million to no more than one-third of their public float in any 12-month period. As of February 17, 2017, our public float was approximately $41.2 million, restricting the size of primary offerings under our Form S-3 to approximately $13.7 million for the following 12 months, unless and until we are no longer subject to these limitations. We will cease to be subject to these limitations once our public float exceeds $75 million, in which case we would reassess the application of these rules in 2018, when we file our annual report on Form 10-K for the fiscal year ending December 31, 2017. Additionally, these limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. Taking into account ordinary shares issued and settled under our ATM since February 17, 2017, as of June 30, 2017, our remaining capacity for primary offerings under our Form S-3 during the 12 months after February 17, 2017 was $7.3 million, assuming we remain subject to such limitations throughout that 12-month period.

To raise additional capital in securities offerings above that limitation, we may be required to seek other methods of completing primary offerings, including, for example, under a registration statement on Form S-1 (which has no such size limitations), the preparation of which would be more time-consuming and costly, including due to potential SEC review. We may also conduct such offerings in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of the NASDAQ. Any such transactions could result in substantial dilution of shareholders’ interests.

ATM Offering Program

On May 10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on our behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Such sales may be made under our Form S-3 in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, directly on or through the NASDAQ Capital Market, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Taking into account ordinary shares issued and settled under our ATM since February 17, 2017, as of June 30, 2017, our remaining capacity for primary offerings under our Form S-3 during the 12 months after February 17, 2017 was $7.3 million, assuming we remain subject to such limitations throughout that 12-month period.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the NASDAQ Capital Market, as further described in the Equity Distribution Agreement. During the six months ended June 30, 2017, the Company issued and sold 3,701,620 ordinary shares at an average price of $1.74 per share under its ATM Offering Program (as defined in Note 8e below). The gross proceeds to the Company were $6,447 thousand, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $313 thousand were $6,134 thousand. As a result, from the inception of the ATM Offering Program in May 2016 until June 30, 2017, we had sold 4,393,682 ordinary shares under the ATM Offering Program for net proceeds to us of $10.2 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $330 thousand and had incurred total expenses of approximately $781 thousand in connection with the ATM Offering Program. We intend to continue using this program opportunistically to raise additional funds.

Follow-on Offering of Units

On November 1, 2016, we closed our follow-on public offering of 3,250,000 units, each consisting of one ordinary share and 0.75 of a warrant to purchase one ordinary share. The units were not issued or certificated, and the ordinary shares and warrants underlying the units were immediately separable and issued separately. The warrants are not listed on the NASDAQ Capital Market, any other national securities exchange or any other nationally recognized trading system. The ordinary shares and the warrants underlying the units and the ordinary shares issuable upon exercise of the warrants are registered under the Securities Act on our Form S-3. Our estimated net aggregate proceeds, after deducting underwriting discounts and commissions and estimated expenses, were $11.1 million. We also granted Oppenheimer, as underwriter under the Underwriting Agreement, an option to purchase up to 487,500 additional units at the public offering price, less the underwriting discount, for 30 days after October 27, 2016, which Oppenheimer did not exercise.

The warrants became exercisable during the period commencing from the date of original issuance and ending on November 1, 2021, the expiration date of the warrants, at an initial exercise price of $4.75 per ordinary share. The exercise price and the number of ordinary shares into which the warrants may be exercised are subject to adjustment upon certain corporate events, including stock splits, reverse stock splits, combinations, stock dividends, recapitalizations, reorganizations and certain other events. Our board of directors may also determine to make such adjustments to the exercise price and number of ordinary shares to be issued upon exercise based on similar events, including the granting of stock appreciation rights, phantom stock rights or other rights with equity features. At any time, the board of directors may reduce the exercise price of the warrants to any amount and for any period of time it deems appropriate. As of June 30, 2017, none of the warrants issued in the follow-on offering had been exercised.

Cash Flows for the Six Months Ended June 30, 2017 and June 30, 2016

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(11,231)	$(13,513)
Net cash used in investing activities	(22)	(395)
Net cash provided by financing activities	3,830	11,725
Net cash flow	$(7,423)	$(2,183)

Net Cash Used in Operating Activities
Net cash used in operating activities decreased to $11.2 million for the six months ended June 30, 2017 compared to $13.5 million for the six months ended June 30, 2016 primarily as a result of increased revenue, lower operating expenses as result of recent cost reduction efforts, and a decrease in expenses related to Collaboration Agreement and the License Agreement, as discussed above.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased to $22 thousand for the six months ended June 30, 2017 compared to $395 thousand for the six months ended June 30, 2016 primarily as a result of decreased use of cash for the purchase of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $3.8 million for the six months ended June 30, 2017, compared to $11.7 million in the six months ended June 30, 2016. The decrease is related primarily to the receipt of proceeds under our Loan Agreement in the six months period ended June 30, 2016, which were higher than the proceeds we received from issuance of ordinary shares in the ATM Offering Program in the six months period ended June 30, 2017.

Obligations and Commercial Commitments
Set forth below is a summary of our contractual obligations as of June 30, 2017.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase obligations (1)	$1,169	$1,169	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	4,921	1,720	2,175	1,026	—
Operating lease obligations (3)	4,470	617	1,138	1,160	1,555
Long-term debt obligations (4)	19,210	7,441	11,769	—	—
Total	$29,770	$10,947	$15,082	$2,186	$1,555

(1) The Company depends on one contract manufacturer, Sanmina. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.
(2) Our Research Collaboration Agreement is for a period of five years and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development and commercialization milestones depend on favorable clinical developments, sales and regulatory actions, some or all of which may not occur. Since the achievement and timing of these milestones is neither determinable nor reasonably estimable, these milestone payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of June 30, 2017. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not included in this “Contractual Obligations” table or recorded on our condensed consolidated balance sheet as of June 30, 2017. For more information, see Note 6 to our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.
(3) Our operating leases consist of leases for our facilities and motor vehicles. For more information, see “-Liquidity and Capital Resources -Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” above.
(4) Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos.
We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.496:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 1.14 euro:$1:00, both of which were the applicable exchange rates as of June 30, 2017. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or guarantees of third-party obligations as of June 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2017. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2016 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2017 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2016 Form 10-K except as described in Note 5 and 11 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2016 Form 10-K except as noted below:

A decline in the value of our ordinary shares could result in our being characterized as a passive foreign investment company, which would cause adverse tax consequences for U.S. investors.
Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, (“PFIC”), for U.S. federal income tax purposes. Passive income for this purpose generally includes, among other things, certain dividends, interest, royalties, rents and gains from commodities and securities transactions and from the sale or exchange of property that gives rise to passive income. Passive income also includes amounts derived by reason of the temporary investment of funds, including those raised in a public offering.  In determining whether a non-U.S. corporation is a PFIC, a proportionate share of the income and assets of each corporation in which it owns, directly or indirectly, at least a 25% interest (by value) is taken into account.  Based on our gross income and assets, the market price of our ordinary shares, and the nature of our business, we do not believe that we were a PFIC for the taxable year ended December 31, 2016.  However, there can be no assurance that we will not be considered a PFIC for 2017 or any taxable year.  PFIC status is determined as of the end of the taxable year and depends on a number of factors, including the value of a corporation’s assets and the amount and type of its gross income.  Further, because the value of our gross assets is likely to be determined in large part by reference to our market capitalization, there is a significant risk that a decline in the value of our ordinary shares could result in our becoming a PFIC.
     If we are characterized as a PFIC, U.S. Holders (as defined below) may suffer adverse tax consequences, including, (i) having gains realized on the sale of our securities treated as ordinary income, rather than as capital gains, (ii) the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders, and (iii) having additional taxes equal to the interest charges generally applicable to underpayments of tax apply to distributions by us and the proceeds of sales in our public offerings. A “U.S. Holder” is defined as follows: a citizen or resident of the United States; a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any state thereof, including the District of Columbia; an estate the income of which is subject to U.S. federal income taxation regardless of its source; or a trust if such trust has validly elected to be treated as a United States person for U.S. federal income tax purposes or if (1) a court within the United States is able to exercise primary supervision over its administration and (2) one or more United States persons have the authority to control all of the substantial decisions of such trust. Certain elections exist that may alleviate some of the adverse consequences of PFIC status and would result in an alternative treatment (such as mark-to-market treatment); however, we do not intend to provide the information necessary for U.S. Holders to make qualified electing fund elections if we are classified as a PFIC.
Sales of a substantial number of ordinary shares or volatility or a reduction in the market price of our ordinary shares could have an adverse effect on our ordinary shares.

Sales by us or our shareholders of a substantial number of ordinary shares in the public market, or the perception that these sales might occur, could cause the value of our securities to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.

As of June 30, 2017, 403,804 ordinary shares were issuable pursuant to the exercise of outstanding warrants granted as part of our series E investment round in July 2014 and 2,437,500 were issuable pursuant to the exercise of warrants issued in our follow-on offering of ordinary shares and units in November 2016. There were also 167,012 ordinary shares issuable pursuant to the exercise of warrants granted to Kreos in connection with our Loan Agreement in January and December 2016 and 2,365,931 ordinary shares issuable pursuant to the conversion of the Kreos Convertible Note. 3,218,632 shares remained available for issuance to our employees and our affiliates’ respective employees, non-employee directors and consultants under our equity incentive plans, including 2,635,209 ordinary shares subject to outstanding awards. Pursuant to our Amended and Restated Shareholders’ Rights Agreement, dated July 14, 2014, with certain of our shareholders, as of June 30, 2017, the beneficial owners of approximately 4,116,143 of our ordinary shares were also entitled to require that we register their shares under the Securities Act for resale into the public markets, and, in our Kreos Convertible Note, we undertook to prepare and file with the SEC registration statement to enable the resale by the Kreos of the ordinary shares to be issued upon conversion of the note.

All shares sold pursuant to an offering covered by a registration statement would be freely transferable. With respect to the outstanding warrants, there may be certain restrictions on the holders to sell the ordinary shares issuable thereunder to the extent they are restricted securities, held by affiliates or would exceed certain ownership thresholds. Shares issued pursuant to our equity incentive plans may be freely sold in the public market upon issuance, subject to vesting provisions, except for shares held by affiliates who have certain restrictions on their ability to sell. Certain of our largest shareholders, Yaskawa Electric Corporation (“Yaskawa”) and certain entities and individuals affiliated with SCP Vitalife Partners II, L.P. (“Vitalife”), may also have limitations under Rule 144 under the Securities Act on the resale of certain ordinary shares they hold. Despite these limitations, if we, our existing shareholders, particularly our largest shareholders, our directors, our executive officers or their affiliates sell a substantial number of the above-mentioned ordinary shares in the public market, the market price of our ordinary shares could decrease significantly. Any such decrease could impair the value of your investment in the Company.

We may not have sufficient funds to meet certain future capital requirements or grow our business. Future equity or debt financings may dilute our shareholders or place us under restrictive covenants, and limitations under our Form S-3 may make it more difficult for us to raise money in the public markets.

As of June 30, 2017, we had an accumulated deficit in the total amount of $119 million , and further losses are anticipated in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations.

We intend to finance operating costs over the next 12 months with existing cash on hand, issuances of equity and/or debt securities, including issuances under our ATM Offering Program, or through a combination of the foregoing. However, we may need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods, including if we cannot make our loan repayments under our Loan Agreement with Kreos, or if we cannot raise sufficient funds from equity issuances, such as the ATM Offering Program. Due to limitations under the rules of Form S-3, which have applied to us since we filed our 2016 Form 10-K, and taking into account ordinary shares issued and settled under our ATM Offering Program, as of June 30, 2017, we may only issue up to $7.3 million in primary offerings under our Form S-3, including our ATM Offering Program, during the 12 months following February 17, 2017, until and unless we cease to be subject to these limitations. For more information, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Equity Raises.” These limitations make it more difficult for us to raise money in the public markets. To raise additional capital in securities offerings above that limitation, we may be required to seek other methods of completing primary offerings, including, for example, under a registration statement on Form S-1 (which has no such size limitations), the preparation of which would be more time-consuming and costly, including due to potential SEC review. We may also conduct such offerings in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of the NASDAQ, or other transactions. In addition to increased capital costs, any such transactions could result in substantial equity dilution of shareholders’ interests and diminish the value of an investment in our ordinary shares.

We may also need to borrow additional funds, sell or license our assets or pursue strategic transactions, such as the sale of our business or all or substantially all of our assets. Agreements governing any borrowing arrangement may contain covenants that could restrict our operations. If we are unable to obtain additional funds on reasonable terms, it could impair our efforts to develop and commercialize existing and new products and to repay our liabilities as they become due, materially harming our results of operations and financial condition.

We are subject to securities class action lawsuits against us that may result in an adverse outcome.
Between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired our ordinary shares pursuant and/or traceable to our registration statement on Form F-1 (File No. 333-197344) used in connection with our initial public offering, or our IPO, were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. The actions involve claims under various sections of the Securities Act against us, certain of our current and former directors and officers, the underwriters of our IPO and certain other defendants. The four actions commenced in the Superior Court of the State of California, County of San Mateo have been dismissed for lack of personal jurisdiction, and the action commenced in the United States District Court for the Northern District of California has been voluntarily dismissed. The two actions commenced in the Superior Court of the Commonwealth of Massachusetts (which have been consolidated) and the action commenced in the United States District Court for the District of Massachusetts all remain pending. For more information, see “Notes 5 and 11 in our condensed consolidated financial statements included in Part I, Item 1 of this quarterly report.”
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

As of June 30, 2017, the largest beneficial owners of our shares were Yaskawa, certain entities and individuals affiliated with Vitalife, and Kreos, which is deemed a beneficial owner of our ordinary shares pursuant to its right to acquire ordinary shares upon the conversion of the Kreos Convertible Note, which may be converted at any time, subject to its terms. These holders beneficially owned in the aggregate 27.1% of our ordinary shares as of June 30, 2017. As a result, Yaskawa and Vitalife, and, if it were to convert all ordinary shares underlying its convertible note, Kreos, could exert significant influence over our operations and business strategy and would together have sufficient voting power to influence significantly the outcome of matters requiring shareholder approval. These matters may include:

•	determining the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;

•	approving or rejecting a merger, consolidation or other business combination;

•	raising future capital; and

•	amending our Second Amended and Restated Articles of Association, as amended by the First Amendment thereto, which govern the rights attached to our ordinary shares.

This concentration of ownership of our ordinary shares could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our ordinary shares that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our ordinary shares. This concentration of ownership may also adversely affect our share price.

We have initiated a mandatory postmarket surveillance study on our ReWalk Personal 6.0 with a revised FDA-approved protocol, addressing certain violations and deficiencies cited by the FDA that had previously led the FDA to warn us of potential regulatory action. Going forward, if we cannot meet certain FDA requirements for the study or otherwise satisfy FDA requests promptly, or if our study produces unfavorable results, we could receive additional FDA warnings, which could materially and adversely affect our labeling or marketing efforts.

We are currently conducting an ongoing mandatory FDA postmarket surveillance study on our ReWalk Personal 6.0, which began in June 2016. Before we began the current study, the FDA sent us a letter on September 30, 2015, or the September 2015 Letter, warning of potential regulatory action against us for violations of Section 522 of the Federal Food, Drug, and Cosmetic Act, based on our failure to initiate a postmarket surveillance study by the September 28, 2015 deadline and our allegedly deficient protocol for that study. Between June 2014 and our receipt of the September 2015 Letter, we had responded late to certain of the FDA’s requests related to our study protocol. In February 2016, the FDA sent us an additional information request, or the February 2016 Letter, requesting additional changes to our study protocol and asking that we comply within 30 days. This letter also discussed the FDA’s request, as modified in our later discussions with the FDA, for a new premarket notification for our ReWalk device, a special 510(k), linked to what the FDA viewed as changes to a computer included with the device. In late March 2016, following multiple discussions with the FDA, including an in-person meeting, the FDA confirmed that the agency would apply enforcement discretion to continued marketing of the ReWalk device conditioned upon our timely submitting a special 510(k) and initiating our post-market surveillance study by June 1, 2016. The special 510(k) was timely submitted on April 8, 2016, and the FDA’s substantial equivalence determination was received by us on July 22, 2016, granting us permission to continue marketing the ReWalk device. Additionally, we submitted a protocol to the FDA for the post-market surveillance study that was approved by the agency on May 5, 2016.

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

We expect we will be able to respond promptly to the FDA’s further requests associated with the postmarket surveillance study with the assistance of our outside clinical and regulatory services provider. However, we may ultimately be unable to timely satisfy the FDA's requests with respect to the study. Additionally, as of August 2, 2017, we have three active centers enrolling patients in the study, with a total of six enrolled patients and three active patients, and two others are completing the process to enroll patients by the second half of 2017. This is substantially below the estimated number of patients included in our study protocol, currently leading the FDA to label our progress as “inadequate.” We may seek to modify our study protocol to expand the pool of patients and/or decrease the total number of patients, which change will require approval from the FDA. However, there can be no assurance that the FDA will agree to modify our study or that we will manage to attract the required number of patients under the current requirements or with the revised requirements. If we cannot meet FDA requirements or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 64% of our revenues in 2016 from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

If we are unable to leverage and expand our sales, marketing, training and reimbursement infrastructure, including in light of our announced plan to reduce corporate spending, we may fail to increase our revenues.
A key element of our long-term business strategy is the continued enhancement of our sales, marketing, training and reimbursement infrastructure, through the training, retaining and motivating of skilled sales and marketing representatives and reimbursement personnel with industry experience and knowledge. Our ability to derive revenue from sales of our products depends largely on our ability to market the products and obtain reimbursements for them. In order to continue growing our business efficiently, we must therefore coordinate the development of our sales, marketing. training and reimbursement infrastructure with the timing of regulatory approvals, decisions regarding reimbursements and other factors in various geographies. Managing and maintaining this infrastructure is expensive and time-consuming, and an inability to leverage such an organization effectively, or in coordination with regulatory or other developments, could inhibit potential sales and the penetration and adoption of ReWalk into both existing and new markets. In addition, as previously announced, we have set a goal to reduce total operating expenses in 2017 by up to 30% as compared to 2016, in part through a realignment of and reduction in staffing to match our 2017 business goals. As we move forward with these plans, we intend to continue funding field sales, service and training efforts for our ReWalk products. However, certain decisions we make regarding staffing in these areas in our efforts to decrease expenses could have unintended negative effects on our revenues, such as by weakening our sales infrastructure, impairing our reimbursement efforts and/or harming the quality of our customer service. For instance, the number of our staff focused on reimbursement has decreased, and we recently consolidated the functions of two employees that previously focused on reimbursement into the roles of certain executive officers and employees in other departments.
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
If our product may have caused or contributed to a death or a serious injury, or if our product malfunctioned and the malfunction’s recurrence would be likely to cause or contribute to a death or serious injury, we must comply with medical device reporting regulations, which could result in voluntary corrective actions or agency enforcement actions against us.

Under the U.S. FDA medical device reporting (MDR) regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, our product or a similar device marketed by us would be likely to cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. We recently submitted MDRs to report incidents in which ReWalk Personal users sustained falls or fractures. The FDA has sent us letters requesting additional information relating to these MDRs. Additional events may occur in the future that may require us to report to the FDA pursuant to the MDR regulations. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer letters, agency action, such as inspection, mandatory recall, notification to health care professionals and users, or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require financial resources and distract management, and may harm our reputation and financial results. In addition, failure to report such adverse events to appropriate government authorities on a timely basis, or at all, could result in enforcement action against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
4.1	Secured Convertible Promissory Note, dated June 9, 2017, issued to Kreos Capital V (Expert Fund) Limited.
10.1	First Amendment, dated June 9, 2017 to the Loan Agreement, dated December 30, 2015, between ReWalk Robotics, Ltd. and Kreos Capital V (Expert Fund) Limited.
10.2	ReWalk Robotics Ltd. Compensation Policy for Executive Officers and Non-Executive Directors, as amended.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
__________________________

*	Furnished herewith.
**	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: August 3, 2017	By:	/s/ Larry Jasinski
Name: Larry Jasinski
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Kevin Hershberger
Name: Kevin Hershberger
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)