Form 10-Q
period 2017-09-30
ReWalk Robotics Ltd.
filed 2017-11-02
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 31, 2017 the Registrant had outstanding 22,066,352 ordinary shares, par value NIS 0.01 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$12,928	$23,678
Trade receivable, net	1,265	1,254
Prepaid expenses and other current assets	1,703	1,291
Inventory	3,500	3,264
Total current assets	19,396	29,487

LONG-TERM ASSETS

Other long term assets	1,182	1,018
Property and equipment, net	906	1,258
Total long-term assets	2,088	2,276

Total assets	$21,484	$31,763

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long term loan	$5,663	$7,495
Trade payables	2,426	3,424
Employees and payroll accruals	858	1,019
Deferred revenues and customers advances	133	54
Other current liabilities	537	406
Total current liabilities	9,617	12,398

LONG-TERM LIABILITIES
Long term loan, net of current maturities	10,003	10,518
Deferred revenues	250	284
Other long-term liabilities	274	303
Total long-term liabilities	10,527	11,105

Total liabilities	20,144	23,503

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary shares, par value NIS 0.01 per share-Authorized: 250,000,000 shares at September 30, 2017 and December 31, 2016; Issued and outstanding: 21,823,771 and 16,338,257 shares at September 30, 2017 and December 31, 2016, respectively	60	45
Additional paid-in capital	126,338	114,707
Accumulated deficit	(125,058)	(106,492)
Total shareholders’ equity	1,340	8,260
Total liabilities and shareholders’ equity	$21,484	$31,763

 The accompanying notes are an integral part of these consolidated financial statements.

 REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$1,732	$1,400	$6,238	$4,278
Cost of revenues	1,024	1,110	3,740	3,410

Gross profit	708	290	2,498	868

Operating expenses:
Research and development, net	1,618	1,968	4,433	6,737
Sales and marketing	2,637	3,774	8,643	10,577
General and administrative	1,805	1,951	5,796	5,960

Total operating expenses	6,060	7,693	18,872	23,274

Operating loss	(5,352)	(7,403)	(16,374)	(22,406)
Loss on extinguishment of debt	—	—	313	—
Financial expenses, net	479	508	1,843	1,514

Loss before income taxes	(5,831)	(7,911)	(18,530)	(23,920)
Income taxes	15	9	25	39

Net loss	$(5,846)	$(7,920)	$(18,555)	$(23,959)

Net loss per ordinary share, basic and diluted	$(0.27)	$(0.62)	$(1.00)	$(1.92)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	21,660,757	12,759,887	18,463,444	12,495,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

; REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share data)

	Ordinary Share		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
	Number	Amount
Balance as of January 1, 2016	12,222,583	33	94,876	(73,989)	20,920
Share-based compensation to employees and non-employees	—	—	3,398	—	3,398
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	128,496	1	17	—	18
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $468	692,062	2	4,097	—	4,099
Issuance of warrants to purchase ordinary shares	—	—	1,239	—	1,239
Cashless exercise of warrants into ordinary shares	45,116	*)	*)	—	—
Issuance of ordinary shares and warrants to purchase ordinary shares in follow-on public offering, net of issuance expenses in an amount of $1,099	3,250,000	9	11,080	—	11,089
Net loss	—	—	—	(32,503)	(32,503)

Balance as of December 31, 2016	16,338,257	45	114,707	(106,492)	8,260
Cumulative effect to stock based compensation from adoption of a new accounting standard	—	—	11	(11)	—
Share-based compensation to employees and non-employees	—	—	2,597	—	2,597
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees (1)	105,606	*)	28	—	28
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $439 (2)	5,379,908	15	8,995	—	9,010
Net loss	—	—	—	(18,555)	(18,555)
Balance as of September 30, 2017	21,823,771	60	126,338	(125,058)	1,340

*)	Represents an amount lower than $1.
(1)	See Note 8b to the condensed consolidated financial statements
(2)	See Note 8e to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,555)	$(23,959)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	516	503
Share-based compensation to employees and non- employees	2,597	2,458
Deferred taxes	(20)	(64)
Loss on extinguishment of debt	313	—
Financial expenses related to long term loan	87	495

Changes in assets and liabilities:

Trade receivables, net	(11)	1,202
Prepaid expenses and other current and long term assets	(556)	(804)
Inventories	(381)	(1,004)
Trade payables	(1,048)	960
Employees and payroll accruals	(161)	(285)
Deferred revenues and advances from customers	45	116
Other current and long term liabilities	102	182
Net cash used in operating activities	(17,072)	(20,200)

Cash flows from investing activities:
Purchase of property and equipment	(19)	(408)
Net cash used in investing activities	(19)	(408)

Cash flows from financing activities:
Issuance of ordinary shares upon exercise of options to purchase ordinary shares by employees and non-employees	28	23
Proceeds from long term loan	—	12,000
Debt issuance cost	—	(441)
Repayment of long term loan	(2,747)	(554)
Issuance of ordinary shares in at-the-market offering, net of issuance expenses paid in the amount of $389 (1)	9,060	4,110
Net cash provided by financing activities	6,341	15,138

Decrease in cash and cash equivalents	(10,750)	(5,470)
Cash and cash equivalents at beginning of period	23,678	17,869
Cash and cash equivalents at end of period	$12,928	$12,399

Supplemental disclosures of non-cash flow information
At-the-market offering expenses not yet paid	$50	$11
Classification of inventory to property and equipment, net	$145	$113

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

c.
During the nine months ended September 30, 2017, the Company issued and sold 5,379,908 ordinary shares at an average price of $1.76 per share under its ATM Offering Program (as defined in Note 8e). The gross proceeds to the Company were $9.4 million, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $439 thousand were $9.0 million. As a result, from the inception of the ATM Offering Program in May 2016 until September 30, 2017, the Company has issued and sold 6,071,970 ordinary shares at an average price of $2.31 per share under its ATM Offering Program, with gross proceeds of $14.0 million, and net aggregate proceeds of $13.1 million after deducting commissions, fees and offering expenses in the amount of $907 thousand. The Company may raise up to $25 million under its ATM Offering Program pursuant to the terms of its agreement with the sales agent. However, due to limitations under the rules of Form S-3, which have applied to the Company since it filed its annual report on Form 10-K for the fiscal year ended December 31, 2016 on February 17, 2017, taking into account ordinary shares issued and settled under the Company’s ATM Offering Program since February 17, 2017, as of September 30, 2017, the Company may issue up to $4.3 million in primary offerings under its effective shelf registration statement on Form S-3 (File No. 333- 209833) (the “Form S-3”), including its ATM Offering Program, during the 12 months following February 17, 2017, unless and until it is no longer subject to such limitations. See Note 8e for more information about the Company’s ATM Offering Program and the related limitations under its Form S-3.

d.
The Company depends on one contract manufacturer. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. This vendor accounted for 0% and 12% of the Company's total trade payables as of September 30, 2017 and December 31, 2016, respectively.

e.
On January 9, 2017, the Company announced its plan to reduce total operating expenses in 2017 by up to 30% as compared to 2016. The Company has been working toward such reductions through a combination of targeted savings, including by establishing quality improvement initiatives and lowering overall product cost, realigning the Company’s staffing priorities and reducing the size of its staff, including its reimbursement personnel, reducing spending on external appeals, and lowering other corporate spending.

f.
The Company had an accumulated deficit in the total amount of $125.1 million as of September 30, 2017 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reductions in operating spend, issuances under the Company's ATM Offering Program or other future issuances of equity and debt securities, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company require more funds than anticipated during the next 12 months or in later periods.
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.
The condensed consolidated financial statements for the three and nine months ended September 30, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:-     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's (i) consolidated financial position as of September 30, 2017, (ii) consolidated results of operations for the three and nine months ended September 30, 2017 and (iii) consolidated cash flows for the nine months ended September 30, 2017. The results for the three and nine months periods ended September 30, 2017, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Recently Implemented Accounting Pronouncements

Inventory - In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” The standard changes the inventory valuation method from the lower of cost or market to the lower of cost or net realizable value for inventory valued under the first-in, first-out or average cost methods. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods and requires prospective adoption with early adoption permitted. The update was effective for the Company beginning January 1, 2017. The adoption of this standard did not materially impact the Company's financial statements.

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

Recent Accounting Pronouncements Not Yet Adopted

Revenues - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The standard provides a five-step model to determine when and how revenue is recognized. Other major provisions of the standard include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The guidance permits two methods of adoption: the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective transition method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.

The Company has substantially completed its evaluation of significant contracts and the review of its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s revenue contracts. In addition, the Company is in the process of identifying the appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard.

While a final decision has not been made, the Company expects to adopt the new revenue standard in the first quarter of 2018 applying the modified retrospective transition method. The Company does not expect the adoption of the new revenue standard to have a material impact on the amount and timing of revenue recognized in the Company's consolidated financial statements.

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

Statement of Cash Flows - In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses several matters of diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including the presentation of debt extinguishment costs and distributions received from equity method investments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods and allows for retrospective adoption with early adoption permitted. The Company has chosen not to adopt this standard early, and does not expect the adoption of the standard to have a material impact on the Company's consolidated financial statements.

Statement of Cash Flows - On November 17, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows.  ASU No. 2016-18 will be effective for the Company as of January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on the Company's consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share Based Compensation - On May 10, 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. They will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense has not changed, to the extent applicable. The ASU also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. ASU No. 2017-09 will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including in any interim period for which financial statements have not yet been issued or made available for issuance. The ASU will be applied prospectively to awards modified on or after the adoption date. The Company is currently evaluating the impact of the pending adoption of this ASU on its consolidated financial statements and related disclosures.

c.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales. One customer represented 12.7% and 0% of the Company's trade receivable, net balance as of September 30, 2017 and December 31, 2016, respectively. A second customer represented 12.3% and 4.9% of the Company's trade receivable, net balance as of September 30, 2017 and December 31, 2016, respectively. Trade receivables are presented net of allowance for doubtful accounts in the amount of $125 thousand and $333 thousand, respectively and net of sales return reserve of $105 thousand as of September 30, 2017 and December 31, 2016.

d.	Warranty provision

The Company provides a two-year standard warranty for its products. The Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2016	$498
Provision	311
Usage	(275)
Balance at September 30, 2017	$534

NOTE 4:-    INVENTORY

The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Finished products	3,500	3,264
	$3,500	$3,264

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:-    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer, Sanmina Corporation. Purchase obligations do not include contracts that may be canceled without penalty. As of September 30, 2017, non-cancelable outstanding obligations amounted to approximately $806 thousand.

b.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (the “IIA”) (formerly known as the Israeli Office of the Chief Scientist in the Israel Ministry of Economy). During the nine months ended September 30, 2017 the Company received $828 thousand from the IIA to fund its research and development efforts. Since the Company’s inception through September 30, 2017, the Company received funding from the IIA in the total amount of $1.6 million. Out of the $1.6 million in funding from the IIA, a total amount of $1.2 million were royalty bearing grants (as of September 30, 2017, the Company paid royalties to the IIA in the total amount of $50 thousand), while a total amount of $400 thousand was received in consideration of 5,237 convertible preferred A shares, which converted after our initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. As of September 30, 2017, the contingent liability to the IIA amounted to $1.1 million.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Liens:

As discussed in Note 6 to our audited consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 17, 2017, as amended on Form 10-K/A filed with the SEC on April 27, 2017 (the “2016 Form 10-K”), the Company is party to the Loan Agreement with Kreos pursuant to which Kreos extended a $20 million line of credit to the Company. In connection with the Loan Agreement, the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.
The Company's other long-term assets, which were in the amount of $850 thousand as of September 30, 2017, have been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

◦
On or about November 30, 2016, a substantially similar class action was commenced in the Massachusetts Superior Court, Suffolk County, by a different plaintiff (Civ. Action No. 16-3670) alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the action commenced on October 31, 2016, and also alleging claims under Section 12(a)(2) of the Securities Act against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO. This action was ordered consolidated in the Massachusetts Superior Court, Suffolk County on January 9, 2017 with the action commenced on October 31, 2016, and the two actions are referred to as the “Consolidated Massachusetts State Court Actions”. The plaintiffs in the Consolidated Massachusetts State Court Actions filed a consolidated amended complaint on March 20, 2017. The Company moved to dismiss the Consolidated Massachusetts State Court Actions on June 2, 2017. For more information, see Note 11.

◦
On or about January 31, 2017, a substantially similar class action was commenced in the United States District Court for the District of Massachusetts (Case No. 1:17-cv-10169) by four of the same plaintiffs who commenced the California State Court Actions, and two additional plaintiffs, alleging claims under Sections 11 and 12(a)(2) of the Securities Act against the Company, certain of the Company's current and former directors and officers, and the underwriters of the Company's IPO, and alleging claims under Section 15 of the Securities Act against certain of the Company's current and former directors and officers. This action is referred to as the “Massachusetts Federal Court Action.” On July 6, 2017, the Company moved to stay the Massachusetts Federal Court Action. The plaintiffs in the Massachusetts Federal Court Action filed a consolidated amended complaint on August 9, 2017. For more information, see Note 11.

The complaints in all of the actions listed above allege that the Company's registration statement used in connection with its IPO failed to disclose that the Company was unprepared or unable to comply with certain regulatory special controls and to provide the FDA with a postmarket surveillance study on the Company's ReWalk Personal device, and that, as a result of such alleged omission, the plaintiffs suffered damages. The Massachusetts Federal Court Action also alleges that certain statements issued by the Company after its IPO are materially misleading because they omitted certain information. The Company believes that the allegations made in the complaints are without merit and intends to defend itself vigorously against the complaints relating to the three pending actions.

Based on information currently available and the early stage of the litigation, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in the Company's consolidated balance sheet as of September 30, 2017. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:-    LOAN AGREEMENT WITH KREOS AND RELATED WARRANT TO PURCHASE ORDINARY SHARES

On December 30, 2015, the Company entered into the loan agreement (the "Loan Agreement") with Kreos Capital V (Expert Fund) Limited ("Kreos"), pursuant to which Kreos extended a line of credit to the Company in the amount of $20 million. For more information, see Note 6 to our audited consolidated financial statements included in our 2016 Form 10-K.

On June 9, 2017, the Company and Kreos entered into the First Amendment of the Loan Agreement (the "Loan Amendment"). As of that date the outstanding principal amount under the Loan Agreement (the "Outstanding Principal Amount") was $17.2 million. Under the Loan Amendment $3 million of the Outstanding Principal Amount was extended by an additional 3 years with the same interest rate and became subject to repayment in accordance with, and subject to the terms of, a secured convertible promissory note (the "Kreos Convertible Note"). The Kreos Convertible Note may be converted into up to 2,523,660 ordinary shares of the Company at a fixed conversion price of $1.268 per share (subject to customary antidilution adjustments in connection with a share split, reverse share split, share dividend, combination, reclassification or otherwise), thus reducing the Outstanding Principal Amount by $3 million to $14.2 million. Kreos may convert the then-outstanding principal under the Kreos Convertible Note in whole or in part, in one or more occasions, at any time until the earlier of (i) the maturity date of June 9, 2020 or (ii) a "Change of Control", as defined in the Loan Agreement. In addition, at any time until the maturity date of June 9, 2020, Kreos has the right to convert the “end of loan payments” under the Loan Agreement, in whole or in part, into ordinary shares at a conversion price of $1.268 per share. Because the aggregate amount the Company drew down under the Loan Agreement equals $20 million and the total “end of loan payments” equal $200 thousand, Kreos has the right to convert up to 157,729 additional ordinary shares (subject to customary anti-dilution adjustments), making the total number of ordinary shares issuable upon conversion of the Kreos Convertible Note 2,523,660 (subject to customary anti-dilution adjustments).
The Outstanding Principal Amount under the Loan Agreement is not convertible and remains subject to repayment in accordance with the terms and conditions of the Loan Agreement, provided that such amount shall be repaid by the Company in accordance with an amended repayment schedule. The Company concluded that the exchange of the $3 million for the convertible promissory note is not a troubled debt restructuring under applicable accounting guidance because the lenders did not grant a concession. The modification was analyzed under ASC 470 Debt to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10 a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since this modification added a substantive conversion option, extinguishment accounting is applicable. The difference between the fair value of the new debt with the pre-modification carrying amount of the old debt represented a loss on extinguishment in the amount of $313 thousand.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of September 30, 2017, the Company did not achieve any of these milestones, and is evaluating the likelihood that the milestones will be achieved on a quarterly basis. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not recorded on the Company's condensed consolidated balance sheet as of September 30, 2017.

The Company's total payment obligation under the Collaboration Agreement and the License Agreement is $6.3 million, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expenses in the amount of $465 thousand and $267 thousand during the three months period ended September 30, 2017 and September 30, 2016 respectively. The Company has recorded expenses in the amount of $1.2 million and $1.3 million during the nine months period ended September 30, 2017 and September 30, 2016 respectively. Those expenses are part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement.

NOTE 8:-    SHAREHOLDERS’ EQUITY

a.	Share option plans:

As of September 30, 2017, and December 31, 2016, the Company had reserved 602,158 and 380,153 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).
Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.
The fair value for options granted during the nine months ended September 30, 2017 and September 30, 2016 was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

Nine Months Ended September 30,
	2017	2016
Expected volatility	56% - 58%	53% - 60%
Risk-free rate	1.78% - 2.07%	1.16%-1.60%
Dividend yield	—%	—%
Expected term (in years)	5.31-6.11	5.31-6.11
Share price	$1.3- $2.1	$6.8- $11.88

The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company's ordinary shares on the date of grant.
A summary of employee options to purchase ordinary shares and RSUs during the nine months ended September 30, 2017 is as follows:

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2017
	Number	Average exercise price	Average remaining contractual life (in years) (1)	Aggregate intrinsic value (in thousands)
Options and RSUs outstanding at the beginning of the period	2,251,014	$6.47	7.80	$1,740
Options granted	413,746	2.01
RSUs granted	230,484	—
Options exercised (2)	(30,192)	1.39
RSUs vested (2)	(59,450)	—
RSUs forfeited	(44,196)	—
Options forfeited	(169,008)	2.99

Options and RSUs outstanding at the end of the period	2,592,398	$5.39	7.45	$578

Options exercisable at the end of the period	1,272,727	$6.12	6.46	$64

(1)	Calculation of weighted average remaining contractual term does not include RSUs, which have an indefinite contractual term.

(2)
During the nine months period ended September 30, 2017, the aggregate number of ordinary shares that were issued pursuant to RSUs that became vested and options that were exercised on a net basis was 87,795 ordinary shares.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2017 and September 30, 2016 was $1.10 and $4.75, respectively. The weighted average grant date fair value of RSUs granted during the nine month period ended September 30, 2017 and September 30, 2016 was $2.01 and $9.28, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for each of the nine months ended September 30, 2017 and September 30, 2016 was $29 thousand and $844 thousand respectively. As of September 30, 2017, there were $5.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2012 Equity Incentive Plan and its 2014 Plan. This cost is expected to be recognized over a period of approximately 2.1 years.

The number of options and RSUs outstanding as of September 30, 2017 is set forth below, with options separated by range of exercise price. The below does not reflect the results of the Equity Exchange Program (as defined below) completed on October 5, 2017.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Range of exercise price	Options and RSUs outstanding as of September 30, 2017	Weighted average remaining contractual life (years) (1)	Options exercisable as of September 30, 2017	Weighted average remaining contractual life (years) (1)
RSUs only	353,437	—	—	—
$0.82	31,803	3.29	31,803	3.29
$1.32	335,095	4.75	330,095	4.67
$1.47 - $2.20	762,937	8.07	338,830	6.35
$6.80- $8.99	663,382	8.09	322,536	7.96
$9.22- $10.98	201,343	8.42	75,586	8.10
$19.62-$20.97	244,401	7.17	173,877	7.15
	2,592,398	7.45	1,272,727	6.46

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

On September 6, 2017, the Company commenced a one-time equity award exchange program (the “Equity Exchange Program”), offering to certain eligible employees, executive officers and consultants the opportunity to cancel certain outstanding “underwater” stock options issued under the 2014 Plan, in exchange for the grant under such plan of a lesser number of RSUs. The Company's non-employee directors and retirees were not eligible to participate in the Equity Exchange Program. The Company conducted the Equity Exchange Program as a “value-for-value” exchange, pursuant to which the Company issued new RSUs with a value approximately equal to the value of the options that are surrendered, in accordance with the terms approved by the Company’s shareholders at the annual meeting of shareholders held on June 27, 2017. The primary purpose of the Equity Exchange Program was to restore the intended retention and incentive value of certain employee and consultant equity awards. Participation in the Equity Exchange Program was voluntary. The Company used the 52-week high closing price of its ordinary shares (as measured at the commencement of the Equity Exchange Program) as a threshold for options eligible to be exchanged. For more information on the results of the Equity Exchange Program, see Note 11.

b.	Share-based awards to non-employee consultants:

The Company granted 3,454 options to a non-employee consultant on March 12, 2007, which were exercised during the nine months ended September 30, 2017. The Company granted 14,357 fully vested RSUs during the nine months ended September 30, 2017 to non-employee consultants. As of September 30, 2017, there are no outstanding options or RSUs held by non-employee consultants.

c.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2017:

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(2)
Represents a warrant to purchase ordinary shares at an exercise price of $9.64 per share, which was issued on December 31, 2015 to Kreos, in connection with a loan made by Kreos to us. The warrant is currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of September 30, 2017.

(3)	Represents warrants issued as part of our follow-on offering in November 2016.

(4)
Represents a warrant in the amount of 47,717 ordinary shares issued to Kreos as part of the $8.0 million drawdown under the Loan Agreement, which occurred on December 28, 2016. See footnote 2 above for exercisability terms.

d.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the consolidated statements of operations for the periods shown below as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cost of revenues	$57	$78
Research and development, net	344	398
Sales and marketing, net	585	606
General and administrative	1,611	1,376
Total	$2,597	$2,458

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	At-the-market offering program:

On May 10, 2016, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray, pursuant to which it may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25 million, through Piper Jaffray acting as its agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on the Company’s behalf all of the ordinary shares requested to be sold by the Company, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Sales may be made under the Company's Form S-3, in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “ATM Offering Program”). Sales may be made directly on or through the NASDAQ Capital Market, the existing trading market for the Company's ordinary shares, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Piper Jaffray is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares. The Company is not required to sell any of its ordinary shares at any time.

The Company may raise up to $25 million under its ATM Offering Program pursuant to the terms of its agreement with the sales agent. However, due to limitations under the rules of Form S-3, which have applied to the Company since it filed its annual report on Form 10-K for the fiscal year ended December 31, 2016 on February 17, 2017, taking into account ordinary shares issued and settled under the Company’s ATM Offering Program since February 17, 2017, as of September 30, 2017, the Company may issue up to $4.3 million in primary offerings under its effective shelf registration statement on Form S-3 (File No. 333- 209833), including its ATM Offering Program, during the 12 months following February 17, 2017, unless and until it is no longer subject to such limitations.

During the nine months ended September 30, 2017, the Company issued and sold 5,379,908 ordinary shares at an average price of $1.76 per share under its ATM Offering Program. The gross proceeds to the Company were $9.4 million, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $439 thousand were $9.0 million. As a result, from the inception of the ATM Offering Program in May 2016 until September 30, 2017, the Company had sold 6,071,970 ordinary shares under the ATM Offering Program for gross proceeds of $14.0 million and net proceeds to the Company of $13.1 million (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation of $420 thousand and had incurred total expenses of approximately $907 thousand in connection with the ATM Offering Program.

NOTE 9:-    FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency transactions and other	$(37)	$17	$(113)	$60
Financial expenses related to loan agreement with Kreos	510	495	1,932	1,462
Bank commissions	6	5	24	28
Income related to hedging transactions	—	(9)	—	(36)
	$479	$508	$1,843	$1,514

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  10:-    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:
ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing the enterprise’s performance. The Company manages its business on the basis of one reportable segment, and derives revenues from selling systems and services (see Note 1 for a brief description of the Company’s business). The below is a summary of revenues within geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues based on customer’s location:
Israel	$—	$—	$—	$—
United States	801	710	4,242	2,976
Europe	931	404	1,996	908
Asia-Pacific	—	286	—	394
Total revenues	$1,732	$1,400	$6,238	$4,278

	September 30,	December 31,
	2017	2016
Long-lived assets by geographic region (*):
Israel	$330	$476
United States	361	565
Germany	215	217
	$906	$1,258

(*)    Long-lived assets are comprised of property and equipment, net.

Major customer data as a percentage of total revenues (in thousands):

	September 30,	December 31,
	2017	2016
Customer A	42.6%	33.3%

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11:- SUBSEQUENT EVENTS

a.	Legal claims: class action litigation (see Note 5d)

As of November 1, 2017, there were three pending class action lawsuits against the Company and certain other defendants alleging claims under the Securities Act in connection with the Company’s registration statement used in its IPO, including the Consolidated Massachusetts State Court Actions and the Massachusetts Federal Court Action. These actions are further described above in Note 5d.

•	Consolidated Massachusetts State Court Actions: The court heard oral argument on the Company's’ motion to dismiss on October 16, 2017.

•	Massachusetts Federal Court Action: The court denied the Company's motion to stay and has set the time for the Company's motion to dismiss to November 10, 2017.

b.	Share option plans: Equity Exchange Program (see Note 8a)

On the Equity Exchange Program’s expiration date of October 4, 2017, 46 holders tendered options to purchase an aggregate of 945,416 ordinary shares, representing 96.4% of all options eligible for exchange, and on October 5, 2017, the Company granted to these holders an aggregate of 251,872 new RSUs. 180,167 of these new RSUs were granted to the Company’s executive officers and “named executive officers” (as defined in Item 402 of Regulation S-K of the SEC). Unless the Company’s compensation committee accelerates their vesting, the new RSUs vest over a three-year period, with one-third vesting on the first anniversary of the date of grant and one-third vesting on each of the next two successive anniversaries. Additionally, the forfeiture terms of the new RSUs are substantially the same as those that apply generally to previously-granted RSUs granted under the 2014 Plan. The Equity Exchange Program is further described above in Note 8a.

The stock options exchanged pursuant to the Exchange Program were canceled and the ordinary shares underlying such options became available for issuance under the 2014 Plan.

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

•	our ability to maintain and grow our reputation and the market acceptance of our products;

•	our ability to achieve reimbursement from third-party payors for our products;

•	our expectations as to our clinical research program and clinical results;

•	our expectations as to the results of and Food and Drug Administration’s (the "FDA") potential regulatory developments with respect to our mandatory 522 postmarket surveillance study;

•	the outcome of ongoing shareholder class action litigation relating to our IPO;

•	our ability to repay our secured indebtedness;

•	our ability to improve our products and develop new products;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	our ability to gain and maintain regulatory approvals;

•	our ability to secure capital from equity and debt financings in light of limitations under our Form S-3, the price range of our ordinary shares and conditions in the financial markets, and that risk that such financings may dilute our shareholders or restrict our business;

•	our ability to use effectively the proceeds of any offerings of our securities;

•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company;

•	our ability to maintain relationships with existing customers and develop relationships with new customers.

•	our ability to comply with the continued listing requirements of the NASDAQ Capital Market and the risk that our ordinary shares will be delisted if we cannot do so; and

•	our compliance with medical device reporting regulations to report adverse events involving our products and the potential impact of such adverse events on our ability to market and sell its products.

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

Overview
We are an innovative medical device company that is designing, developing and commercializing exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. We have developed and are continuing to commercialize ReWalk, an exoskeleton that uses our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement.
We currently derive revenue from selling the ReWalk Personal and ReWalk Rehabilitation exoskeleton devices that allow individuals with paraplegia the ability to stand and walk once again. ReWalk Personal is currently designed for everyday use by individuals at home and in their communities, and is custom-fitted for each user. ReWalk Rehabilitation is designed for the clinical rehabilitation environment where it provides valuable exercise and therapy. It also enables individuals to evaluate their capacity for using ReWalk Personal in the future.
Since obtaining CE mark clearance at the end of 2012 and FDA clearance in June 2014 we have continued to increase our focus on selling the Personal device through third party payors in the U.S. and Germany, and through distributors in other parts of the world. Additionally, we have received regulatory approval to sell the ReWalk deice in other countries. In the future, we intend to seek approval from the applicable regulatory agencies in other jurisdictions where we seek to market ReWalk.
We have in the past generated and in the future expect to generate revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist for electronic exoskeleton technologies such as ReWalk, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the Veterans' Administration (the “VA”) issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of September 30, 2017, we had placed 16 units as part of the VA policy. We also regularly assist in litigation efforts by individuals bringing claims against national and regional insurers for reimbursement of the ReWalk device, and have received and expect to receive revenues from settlements or judgments paid to the insured users. Additionally, to date several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases, and in September 2017, each of German insurer BARMER GEK ("Barmer") and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), signed a confirmation and letter of agreement, respectively, regarding the provision of ReWalk systems for all qualifying beneficiaries.

We continue to engage with U.S. and European national and regional insurance providers, including European workers’ compensation groups, to secure potential coverage policies based on supportive data and appeal rulings that have deemed exoskeleton devices a “medically necessary” standard of care for individuals with SCI. As part of this ongoing initiative, a large national insurance provider has requested additional information from us in order to continue to evaluate a change from its current non-coverage policy. We are also submitting data to two additional U.S. commercial groups for policy reviews.
In the future, we intend to pursue reimbursement coverage through the Centers for Medicare and Medicaid Services (“CMS”). While we believe that a positive response from CMS may broaden coverage by private insurers, we cannot currently predict how long it would take for us to receive a decision from CMS. For more information, see “Part I. Item 1A. Risk Factors-Risks Related to Our Business and Our Industry-We may fail to secure or maintain adequate insurance coverage or reimbursement for ReWalk by third-party payors, including the VA, which risk may be heightened if insurers find ReWalk to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenues that are high enough to allow us to sell our products profitably” in our 2016 Form 10-K.
In early January 2017, we announced our plans to reduce our operating expenses in 2017 by up to 30% as compared to 2016. We have been working toward such reductions through a combination of targeted savings, including by establishing quality improvement initiatives and lowering overall product cost, realigning our staffing priorities and reducing the size of our staff, including our reimbursement personnel, reducing spending on external appeals and lowering other corporate spending. In the near future, we intend to continue focusing on our reimbursement efforts with our streamlined staffing by pursuing insurance claims on a case-by-case basis, managing claims through the review process and external appeals, and investing in efforts to expand coverage.
In June 2017, we unveiled our lightweight “soft suit” exoskeleton prototype, in anticipation of later clinical studies and commercialization of an initial indication designed for strokes, and in October 2017, we announced the start of pre-clinical testing on the Restore “soft suit” system for stroke patients. A prospective clinical trial with the Restore system is targeted to begin in early 2018, and we aim to commercialize the system for use by stroke patients in Europe in late 2018, followed by the United States in late 2018 or early 2019, subject to the timing and receipt of CE mark and FDA clearance, respectively. We have not yet applied for these clearances and intend to apply in mid-2018. Obtaining clearance could involve an extensive and time-consuming process and delay commercialization beyond our planned timetable, and we cannot make any assurances regarding the ultimate timing of FDA or CE mark clearance or commercialization of the products. For more information on the clearance processes, see “Part I, Item 1. Business-Government Regulation” in our 2016 Form 10-K. For more information on the Restore system, see our Current Report on Form 8-K filed with the SEC on October 23, 2017.
We intend to focus our research and development efforts in the near term primarily on the Restore system for stroke patients and in the longer term on “soft suit” exoskeletons for additional indications affecting the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance, and the next generation of our current ReWalk device. We anticipate that the next generation of the ReWalk will be a structural exoskeleton similar to our existing ReWalk devices, but with a slimmer profile, lighter body and improved drive mechanism.
We have incurred net losses and negative cash flows from operations since inception. We anticipate that this will continue in the near term as we plan to focus our resources mainly on reimbursement efforts, and efforts to expand coverage for the ReWalk system, clinical studies, including our FDA postmarket study, the development and commercialization efforts for the lightweight “soft suit” exoskeleton to treat stroke patients and development efforts for similar “soft suit” exoskeleton technology for other indications affecting the ability to walk. We are committed to maintaining optionality to ensure that we can operate our business without interruptions, enhance our product portfolio and pursue new markets. As such, from time to time, we have engaged and may in the future engage in strategic transactions designed to enhance shareholder value including, but not limited to, alliances, such as our strategic alliance with Yaskawa Electric Corporation, divestitures, private placements, sales of our assets or business and joint ventures.

Third Quarter 2017 Business Highlights

•
Revenues grew 24% to $1.7 million and 46% to $6.2 million for the three and nine months ended September 30, 2017, respectively, compared to revenues of $1.4 million and $4.3 million for the three and nine months ended September 30, 2016, respectively.

•	We placed 16 ReWalk devices during the quarter ended September 30, 2017, of which 10 were placed in the Unites States, 3 were in our direct markets in Europe, and 3 were in other markets.

•	We secured 7 favorable case by case insurance reimbursement decisions.

•	We increased pending insurance claims to 218 in the U.S. and Germany, as of September 30, 2017, compared to 149 as of the end of the prior year period.

•
Barmer confirmed it will provide ReWalk systems to all qualifying beneficiaries. Barmer provides insurance coverage for nearly ten million people in Germany, as a member of the German Statutory Health Insurance network and one of the most significant national insurers in the country. Exoskeletons will be provided to users that meet certain inclusion criteria and assessment by the German Health Insurance Medical Service (Medizinischer Dienst der Krankenversicherungen) before and after training. Barmer has already begun processing claims with users entering training for in-home use of an exoskeleton.

•
Germany’s national social accident insurance provider, DGUV, signed a confirmation letter with ReWalk, stipulating that the DGUV's member payers, including the health insurance association Berufsgenossenschaft (also known as BG) and state insurers, will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis. DGUV is comprised of 35 different insurers, which provide coverage for more than 70 million individuals in Germany. Per the agreement, eligible individuals will go to BG clinics for evaluation as a part of the procurement.

•
Completed critical design review processes and began the pre-clinical testing of the Restore lightweight soft-exosuit base design in preparation for the clinical study and commercialization of an initial indication designed for stroke patients.

•
Total operating expenses in the third quarter of 2017 were $6.1 million, compared with $7.7 million in the prior year period. The reduction in operating expenses reflected our initiatives to reduce spending, as announced earlier in 2017.

•
During the quarter ended September 30, 2017, we sold 1,678,288 shares generating total net proceeds to the Company of $2.9 million (after commissions, fees and expenses) under our ATM Offering Program. For more information, see Note 8e to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” above and “Liquidity and Capital Resources” below.

Results of Operations for the Three and Nine Months Ended September 30, 2017 and September 30, 2016
Our operating results for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$1,732	$1,400	$6,238	$4,278
Cost of revenues	1,024	1,110	3,740	3,410

Gross profit	708	290	2,498	868

Operating expenses:
Research and development, net	1,618	1,968	4,433	6,737
Sales and marketing	2,637	3,774	8,643	10,577
General and administrative	1,805	1,951	5,796	5,960

Total operating expenses	6,060	7,693	18,872	23,274

Operating loss	(5,352)	(7,403)	(16,374)	(22,406)

Loss on extinguishment of debt	—	—	313	—
Financial expenses, net	479	508	1,843	1,514

Loss before income taxes	(5,831)	(7,911)	(18,530)	(23,920)
Income taxes	15	9	25	39
Net loss	$(5,846)	$(7,920)	$(18,555)	$(23,959)

Net loss per ordinary share, basic and diluted	$(0.27)	$(0.62)	$(1.00)	$(1.92)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	21,660,757	12,759,887	18,463,444	12,495,433

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Revenues
Our revenues for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal units placed	15	20	81	75
Rehabilitation units placed	1	3	3	5
Total units placed	16	23	84	80
Personal unit revenues	$1,707	$1,250	$6,033	$3,929
Rehabilitation unit revenues	$25	$150	$205	$349
Revenues	$1,732	$1,400	$6,238	$4,278
Revenues increased by $332 thousand, or 24%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Revenues increased by $2.0 million, or 46%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in revenue was primarily due to sales mix, including higher sales to the VA for use in an ongoing clinical study, reaching, as of September 30, 2017, 60 units placed as part of the study since its inception in the fourth quarter of 2015, and an increase in the conversion of rental units into purchases.
In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors.
Gross Profit
Our gross profit for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross profit	$708	$290	$2,498	$868
Gross profit was 41% of revenue for the three months ended September 30, 2017, compared to 21% of revenue for the three months ended September 30, 2016. Gross profit was 40% of revenue for the nine months ended September 30, 2017, compared to 20% of revenue for the nine months ended September 30, 2016. The increase in gross profit was driven by sales mix, the increase in the conversion of rental units into purchases and lower product costs.
We expect our gross profit to gradually improve as we increase revenue and lower our unit manufacturing costs through implementation of certain cost reduction projects and economies of scale which may be partially offset by potential price increase.
Research and Development Expenses
Our research and development expenses, net, for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expenses, net	$1,618	$1,968	$4,433	$6,737

Research and development expenses, net, decreased by $350 thousand, or 18%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease in expenses is primarily attributable to a grant received from the IIA, which were credited to research and development expenses, and a decrease in personnel costs and personnel-related costs, partially offset by an increase in costs related to development of the Restore device. Additionally, Research and development expenses, net, decreased $2.3 million, or 34%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in expenses is primarily attributable to a one-time charge of $1.1 million recorded in 2016 related to the Collaboration Agreement and License Agreement with Harvard,  grants received from the IIA which were credited to research and development expenses, net during the nine months ended September 30, 2016 and a decrease in personnel costs and personnel-related costs.
We intend to focus our research and development expenses in the near term primarily on the Restore system for stroke patients and in the longer term on a “soft suit” exoskeleton for additional indications affecting the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance and the next generation of our current ReWalk device.
Sales and Marketing Expenses
Our sales and marketing expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales and marketing expenses	$2,637	$3,774	$8,643	$10,577
Sales and marketing expenses decreased $1.1 million, or 30%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Sales and marketing expenses decreased $1.9 million, or 18%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease is driven by lower personnel and personnel-related costs and consulting expenses as result of our recent cost reduction efforts.

In the near term our sales and marketing expenses are expected to be driven by our commercialization and reimbursement efforts for the ReWalk Personal device as we continue to pursue insurance claims on a case by case basis, manage claims through the review process and external appeals and invest in efforts to expand coverage.
General and Administrative Expenses
Our general and administrative expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General and administrative	$1,805	$1,951	$5,796	$5,960
General and administrative expenses decreased $146 thousand, or 7%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. General and administrative expenses decreased $164 thousand, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in expenses is primarily attributable to lower professional expenses and personnel-related costs.
Loss on Extinguishment of Debt

Loss on extinguishment of debt of $313 thousand for the nine months ended September 30, 2017 is due to amending of our debt under the Loan Agreement with Kreos, such that $3.0 million in principal is now subject to the Kreos Convertible Note. The entry into the Kreos Convertible Note, which decreased the outstanding principal amount under the Loan Agreement from $17.2 million to $14.2 million, resulted in extinguishment of debt accounting treatment.

Financial Expenses, Net
Our financial expenses, net, for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Financial expenses, net	$479	$508	$1,843	$1,514

Financial expenses, net, decreased $29 thousand, or 6% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Financial expenses, net, increased $329 thousand, or 22% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase with respect to the nine-month period is attributable mainly to interest expenses related to our Loan Agreement with Kreos.
Income Tax
Our income tax for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income tax	$15	$9	$25	$39

Income taxes increased $6 thousand for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Income taxes decreased $14 thousand for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
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

As of September 30, 2017, the Company had cash and cash equivalents of $12.9 million. The Company had an accumulated deficit in the total amount of $125 million as of September 30, 2017 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reductions in operating spend, issuances under the Company's ATM Offering Program or other future issuances of equity and debt securities, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods. For more information, see “Part II, Item 1A. Risk Factors-We may not have sufficient funds to meet certain future capital requirements or grow our business, and may need to take advantage of various forms of capital-raising transactions. Future equity or debt financings or strategic transactions may dilute our shareholders, disrupt our business or place us under restrictive covenants, while limitations under our registration statement on Form S-3 may make it more difficult for us to raise money in the public markets.”

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements for the three and nine months ended September 30, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities and broadening third-party payor coverage, and (ii) research and development costs related to developing our lightweight “soft suit” exoskeleton technology for various lower limb disabilities, including stroke and other indications affecting the ability to walk. Our future cash requirements will depend on many factors including our rate of revenue growth and the timing and extent of our spending on research and development efforts, our sales and marketing activities and international expansion. In order to meet our liquidity requirements we may seek to sell additional equity or debt securities, arrange for additional bank debt financing, refinance our indebtedness, sell or license our assets, or pursue strategic transactions, such as the sale of our business or all or substantially all of our assets. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern.” in our 2016 Form 10-K and “We may not have sufficient funds to meet certain future capital requirements or grow our business, and may need to take advantage of various forms of capital-raising transactions. Future equity or debt financings may dilute our shareholders, disrupt our business or place us under restrictive covenants, while limitations under our Form S-3 may make it more difficult for us to raise money in the public markets” in “Part II, Item 1. Risk Factors” of this quarterly report.

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

On December 30, 2015, we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. On January 4, 2016, we drew down $12.0 million under the Loan Agreement. Under the terms of the Loan Agreement we were entitled to draw down up to an additional $8.0 million until December 31, 2016, if we raised $10.0 million or more in the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) by December 31, 2016. On December 28, 2016, we drew down the remaining $8.0 million available under the Loan Agreement. Interest is payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. As of June 30, 2017, the Company raised more than $20 million in connection with the issuance of its share capital and therefore, in accordance with the terms of the Loan Agreement, the repayment period was extended from 24 months to 36 months. The principal was also reduced in connection with the issuance of the Kreos Convertible Note on June 9, 2017. Pursuant to the Loan Agreement, we paid Kreos a transaction fee equal to 1.0% of the total available amount of the line of credit upon the execution of the agreement and we will be required to pay Kreos an end of loan payment equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. During the nine months ended September 30, 2017 the Company paid $23 thousand of fees in connection with the Loan Agreement, compared to $501 thousand during the fiscal year ended December 31, 2016. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

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

Kreos may convert the then-outstanding principal and “end of loan payments” under the Kreos Convertible Note, in whole or in part, on one or more occasions, into up to 2,523,660 ordinary shares, at a conversion price per share equal to $1.268 per share (subject to customary anti-dilution adjustments) at any time until the earlier of (i) the maturity date of June 9, 2020 or (ii) a “Change of Control,” as defined in the Loan Agreement. For more information, see Note 6 to our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

Equity Raises

Our initial public offering in September 2014 generated $36.3 million in net proceeds. Additionally, on May 9, 2016, the SEC declared effective our Form S-3, pursuant to which we registered up to $100 million of ordinary shares, warrants and/or debt securities and up to 4,388,143 ordinary shares offered by selling shareholders named therein. On May 10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent. The ordinary shares issued under the Equity Distribution Agreement may be registered under the Securities Act using our Form S-3. Additionally, on November 1, 2016, we closed our follow-on public offering of 3,250,000 units, each consisting of one ordinary share and 0.75 of a warrant to purchase one ordinary share. The ordinary shares and the warrants underlying the units and the ordinary shares issuable upon exercise of the warrants are registered under the Securities Act on our Form S-3.

Since we filed our 2016 Form 10-K on February 17, 2017, we have been subject to limitations under the applicable rules of Form S-3, which constrain our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with an aggregate market value of common stock held by nonaffiliated persons and entities (known as our “public float”) of less than $75 million to no more than one-third of their public float in any 12-month period. As of February 17, 2017, our public float was approximately $41.2 million, restricting the size of primary offerings under our Form S-3 to approximately $13.7 million for the following 12 months, unless and until we are no longer subject to these limitations. We will cease to be subject to these limitations once our public float exceeds $75 million, in which case we would reassess the application of these rules in 2018, when we file our annual report on Form 10-K for the fiscal year ending December 31, 2017. Additionally, these limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. Taking into account ordinary shares issued and settled under our ATM since February 17, 2017, as of September 30, 2017, our remaining capacity for primary offerings under our Form S-3 during the 12 months after February 17, 2017 was $4.3 million, assuming we remain subject to such limitations throughout that 12-month period.

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

ATM Offering Program

On May 10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on our behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Such sales may be made under our Form S-3 in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, directly on or through the NASDAQ Capital Market, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Taking into account ordinary shares issued and settled under our ATM since February 17, 2017, as of September 30, 2017, our remaining capacity for primary offerings under our Form S-3 during the 12 months after February 17, 2017 was $4.3 million, assuming we remain subject to such limitations throughout that 12-month period.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the NASDAQ Capital Market, as further described in the Equity Distribution Agreement. During the nine months ended September 30, 2017, the Company issued and sold 5,379,908 ordinary shares at an average price of $1.76 per share under its ATM Offering Program (as defined in Note 8e below). The gross proceeds to the Company were $9,448 thousand, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $439 thousand were $9.0 million. As a result, from the inception of the ATM Offering Program in May 2016 until September 30, 2017, we had sold 6,071,970 ordinary shares under the ATM Offering Program for net proceeds to us of $13.1 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $420 thousand and had incurred total expenses of approximately $907 thousand in connection with the ATM Offering Program. We intend to continue using this program opportunistically to raise additional funds.

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

The warrants became exercisable during the period commencing from the date of original issuance and ending on November 1, 2021, the expiration date of the warrants, at an initial exercise price of $4.75 per ordinary share. The exercise price and the number of ordinary shares into which the warrants may be exercised are subject to adjustment upon certain corporate events, including stock splits, reverse stock splits, combinations, stock dividends, recapitalizations, reorganizations and certain other events. Our board of directors may also determine to make such adjustments to the exercise price and number of ordinary shares to be issued upon exercise based on similar events, including the granting of stock appreciation rights, phantom stock rights or other rights with equity features. At any time, the board of directors may reduce the exercise price of the warrants to any amount and for any period of time it deems appropriate. As of September 30, 2017, none of the warrants issued in the follow-on offering had been exercised.

Cash Flows for the Nine Months Ended September 30, 2017 and September 30, 2016

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(17,072)	$(20,200)
Net cash used in investing activities	(19)	(408)
Net cash provided by financing activities	6,341	15,138
Net cash flow	$(10,750)	$(5,470)
Net Cash Used in Operating Activities
Net cash used in operating activities decreased to $17.1 million for the nine months ended September 30, 2017 compared to $20.2 million for the nine months ended September 30, 2016 primarily as a result of increased revenue, lower operating expenses as result of recent cost reduction efforts, and a decrease in expenses related to Collaboration Agreement and the License Agreement, as discussed above.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased to $19 thousand for the nine months ended September 30, 2017 compared to $408 thousand for the nine months ended September 30, 2016 primarily as a result of decreased use of cash for the purchase of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $6.3 million for the nine months ended September 30, 2017, compared to $15.1 million in the nine months ended September 30, 2016. The decrease is related primarily to the receipt of proceeds under our Loan Agreement in the nine months period ended September 30, 2016, which were higher than the proceeds we received from issuance of ordinary shares in the ATM Offering Program in the nine months period ended September 30, 2017.

Obligations and Commercial Commitments
Set forth below is a summary of our contractual obligations as of September 30, 2017.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations (1)	$806	$806	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	4,238	1,350	2,100	788	—
Operating lease obligations (3)	4,251	636	1,173	1,190	1,252
Long-term debt obligations (4)	19,288	5,663	13,625	—	—
Total	$28,583	$8,455	$16,898	$1,978	$1,252

(1)    The Company depends on one contract manufacturer, Sanmina. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.
(2)    Our Research Collaboration Agreement is for a period of five years and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development and commercialization milestones depend on favorable clinical developments, sales and regulatory actions, some or all of which may not occur. Since the achievement and timing of these milestones is neither determinable nor reasonably estimable, these milestone payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of September 30, 2017. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not included in this “Contractual Obligations” table or recorded on our condensed consolidated balance sheet as of September 30, 2017. For more information, see Note 7 to our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.
(3)    Our operating leases consist of leases for our facilities and motor vehicles. For more information, see “-Liquidity and Capital Resources -Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” above.
(4)    Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos.
We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.526:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 1.1819 euro:$1:00, both of which were the applicable exchange rates as of September 30, 2017. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or guarantees of third-party obligations as of September 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the third quarter of 2017. For a discussion of our exposure to market risk, please see “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our 2016 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2017 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2016 Form 10-K except as noted below:

We may not have sufficient funds to meet certain future capital requirements or grow our business, and may need to take advantage of various forms of capital-raising transactions. Future equity or debt financings or strategic transactions may dilute our shareholders, disrupt our business or place us under restrictive covenants, while limitations under our registration statement on Form S-3 may make it more difficult for us to raise money in the public markets.
As of September 30, 2017, we had an accumulated deficit in the total amount of $125 million, and further losses are anticipated in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations.
We intend to finance operating costs over the next 12 months with existing cash on hand, issuances of equity and/or debt securities, including issuances under our ATM Offering Program, or through a combination of the foregoing. However, we will need to seek additional sources of financing to the extent that we require more funds than anticipated during the next 12 months or in later periods, including if we cannot make our loan repayments under our Loan Agreement with Kreos or if we cannot raise sufficient funds from equity issuances, such as the ATM Offering Program. Due to limitations under the rules of Form S-3, which have applied to us since we filed our 2016 Form 10-K, and taking into account ordinary shares issued and settled under our ATM Offering Program, as of September 30, 2017, we could only issue up to $4.3 million in primary offerings under our effective Form S-3, including our ATM Offering Program, during the 12 months following February 17, 2017, until and unless we cease to be subject to these limitations. For more information on these limitations, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Equity Raises.” This limitation makes it more difficult for us to raise money in the public markets.
To raise additional capital in the public markets, including taking into account the limitation above, we may be required to seek other more costly or time-consuming methods, such as registration statements on Form S-1. We may also conduct fundraising transactions in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of The NASDAQ Stock Market LLC (“NASDAQ”), or other equity raise transactions. In addition to increased capital costs, any such transactions could result in substantial dilution of our shareholders’ interests, transfer control to a new investor and diminish the value of an investment in our ordinary shares. We may also need to pursue strategic transactions, such as joint ventures, in-licensing transactions or the sale of our business or all or substantially all of our assets. These private financings and strategic transactions could require significant management attention, disrupt our business, adversely affect our financial results, be unsuccessful or fail to achieve the desired results. We are in discussions routinely with such possible sources of additional funding, including during the pendency of sales under our ATM Offering Program. We have not entered into any agreement or understanding regarding any such transaction.
As another alternative, we may in the future choose to refinance up to a substantial portion of our remaining indebtedness under the Loan Agreement, including by tying our repayment obligations and amortization schedule to the achievement of certain business milestones, which we have considered with Kreos from time to time. Agreements governing any borrowing arrangement may contain covenants that could restrict our operations. In sum, if we are unable to obtain additional funds on reasonable terms, it could impair our efforts to develop and commercialize existing and new products and to repay our liabilities as they become due, materially harming our results of operations and financial condition.

If we are unable to leverage and expand our sales, marketing, training and reimbursement infrastructure, including in light of our announced plan to reduce corporate spending, we may fail to increase our revenues.
A key element of our long-term business strategy is the continued enhancement of our sales, marketing, training and reimbursement infrastructure, through the training, retaining and motivating of skilled sales and marketing representatives and reimbursement personnel with industry experience and knowledge. Our ability to derive revenue from sales of our products depends largely on our ability to market the products and obtain reimbursements for them. In order to continue growing our business efficiently, we must therefore coordinate the development of our sales, marketing, training and reimbursement infrastructure with the timing of regulatory approvals, decisions regarding reimbursements and other factors in various geographies. Managing and maintaining this infrastructure is expensive and time-consuming, and an inability to leverage such an organization effectively, or in coordination with regulatory or other developments, could inhibit potential sales and the penetration and adoption of ReWalk into both existing and new markets. In addition, as previously announced, we have set a goal to reduce total operating expenses in 2017 by up to 30% as compared to 2016, in part through a realignment of and reduction in staffing to match our 2017 business goals. As we move forward with these plans, we intend to continue funding field sales, service and training efforts for our ReWalk products. However, certain decisions we make regarding staffing in these areas in our efforts to decrease expenses could have unintended negative effects on our revenues, such as by weakening our sales infrastructure, impairing our reimbursement efforts and/or harming the quality of our customer service. For instance, the number of our staff focused on reimbursement has decreased, and we recently consolidated the functions of two employees that previously focused on reimbursement into the roles of certain executive officers and employees in other departments. Additionally, our Chief Commercial Officer recently passed away.
We also expect to face significant challenges as we manage and continue to improve our sales and marketing infrastructure and work to retain the individuals who make up those networks. Newly hired sales representatives require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, if we are not able to retain, subject to our plans to cut operating expenses, and continue to recruit our network of internal trainers, we may not be able to successfully train customers on the use of ReWalk, which could inhibit new sales and harm our reputation. If we are unable to expand our sales, marketing and training capabilities, we may not be able to effectively commercialize ReWalk, or enhance the strength of our brand, which could have a material adverse effect on our operating results.
We are subject to securities class action lawsuits against us that may result in an adverse outcome.
Between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired our ordinary shares pursuant and/or traceable to our registration statement on Form F-1 (File No. 333-197344) used in connection with our IPO, were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. The actions involve claims under various sections of the Securities Act against us, certain of our current and former directors and officers, the underwriters of our IPO and certain other defendants. The four actions commenced in the Superior Court of the State of California, County of San Mateo have been dismissed for lack of personal jurisdiction, and the action commenced in the United States District Court for the Northern District of California has been voluntarily dismissed. As of November 1, 2017, three actions remain pending, including (i) the two actions commenced in the Superior Court of the Commonwealth of Massachusetts, which have been consolidated, and (ii) the action commenced in the United States District Court for the District of Massachusetts, or Massachusetts Federal Court, which was brought in part by certain of the plaintiffs whose actions were dismissed in the Superior Court of the State of California, County of San Mateo (referred to in this quarterly report as the “Massachusetts Federal Court Action”). The parties in the consolidated Massachusetts State Court Actions have completed briefing on the Company’s motion to dismiss. The plaintiffs in the Massachusetts Federal Court Action filed a consolidated amended complaint in August 2017 adding claims that certain statements we made after our IPO were materially misleading. The court denied the Company’s motion to stay the Massachusetts Federal Court Action, and the Company intends to move to dismiss the action. For more information, see Notes 5d and 11 to our unaudited condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.
We are generally required, to the extent permitted by Israeli law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. We also have certain contractual indemnification obligations to the underwriters of our IPO regarding the securities class action lawsuits. While a certain amount of insurance coverage is available for expenses or losses associated with these lawsuits, this coverage may not be sufficient. Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in our consolidated balance sheets. Although we plan to defend against these lawsuits vigorously, there can be no assurance that a favorable final outcome will be obtained. These lawsuits or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a materially adverse impact on our financial position, results of operations and cash flows.

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

We are currently conducting an ongoing mandatory FDA postmarket surveillance study on our ReWalk Personal 6.0, which began in June 2016. Before we began the current study, the FDA sent us a letter on September 30, 2015 (the "September 2015 Letter"), warning of potential regulatory action against us for violations of Section 522 of the Federal Food, Drug, and Cosmetic Act, based on our failure to initiate a postmarket surveillance study by the September 28, 2015 deadline and our allegedly deficient protocol for that study. Between June 2014 and our receipt of the September 2015 Letter, we had responded late to certain of the FDA’s requests related to our study protocol. In February 2016, the FDA sent us an additional information request ("the February 2016 Letter"), requesting additional changes to our study protocol and asking that we comply within 30 days. This letter also discussed the FDA’s request, as modified in our later discussions with the FDA, for a new premarket notification for our ReWalk device(the "special 510(k)"), linked to what the FDA viewed as changes to a computer included with the device. In late March 2016, following multiple discussions with the FDA, including an in-person meeting, the FDA confirmed that the agency would apply enforcement discretion to continued marketing of the ReWalk device conditioned upon our timely submitting a special 510(k) and initiating our postmarket surveillance study by June 1, 2016. The special 510(k) was timely submitted on April 8, 2016, and the FDA’s substantial equivalence determination was received by us on July 22, 2016, granting us permission to continue marketing the ReWalk device. Additionally, we submitted a protocol to the FDA for the postmarket surveillance study that was approved by the FDA on May 5, 2016.

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

We expect we will be able to respond promptly to the FDA’s further requests associated with the postmarket surveillance study with the assistance of our outside clinical and regulatory services provider. However, we may ultimately be unable to timely satisfy the FDA's requests with respect to the study. Additionally, as of November 1, 2017, we had three active centers enrolling patients in the study, with a total of seven enrolled patients and four active patients, and two others were completing the process to enroll patients by the second half of 2017. This is substantially below the estimated number of patients included in our study protocol, currently leading the FDA to label our progress as “inadequate.” We may seek to modify our study protocol to expand the pool of patients and/or decrease the total number of patients, which change will require approval from the FDA. However, there can be no assurance that the FDA will agree to modify our study or that we will manage to attract the required number of patients under the current requirements or with the revised requirements. If we cannot meet FDA requirements or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived approximately 64% and 68% of our revenues in the fiscal year ended December 31, 2016 and the nine months ended September 30, 2017, respectively, from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

If our product may have caused or contributed to a death or a serious injury, or if our product malfunctioned and the malfunction’s recurrence would be likely to cause or contribute to a death or serious injury, we must comply with medical device reporting regulations, which could result in voluntary corrective actions or agency enforcement actions against us.
Under the medical device reporting (MDR) regulations of the FDA, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, our product or a similar device marketed by us would be likely to cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. We recently submitted MDRs to report incidents in which ReWalk Personal users sustained falls or fractures. The FDA has sent us letters requesting additional information relating to these MDRs. Additional events may occur in the future that may require us to report to the FDA pursuant to the MDR regulations. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer letters, agency action, such as inspection, mandatory recall, notification to healthcare professionals and users, or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require financial resources and distract management, and may harm our reputation and financial results. In addition, failure to report such adverse events to appropriate government authorities on a timely basis, or at all, could result in enforcement action against us.

A decline in the value of our ordinary shares could result in our being characterized as a passive foreign investment company, which would cause adverse tax consequences for U.S. investors.
Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company (“PFIC”), for U.S. federal income tax purposes. Passive income for this purpose generally includes, among other things, certain dividends, interest, royalties, rents and gains from commodities and securities transactions and from the sale or exchange of property that gives rise to passive income. Passive income also includes amounts derived by reason of the temporary investment of funds, including those raised in a public offering.  In determining whether a non-U.S. corporation is a PFIC, a proportionate share of the income and assets of each corporation in which it owns, directly or indirectly, at least a 25% interest (by value) is taken into account.  Based on our gross income and assets, the market price of our ordinary shares, and the nature of our business, we do not believe that we were a PFIC for the taxable year ended December 31, 2016.  However, there can be no assurance that we will not be considered a PFIC for 2017 or any taxable year.  PFIC status is determined as of the end of the taxable year and depends on a number of factors, including the value of a corporation’s assets and the amount and type of its gross income.  Further, because the value of our gross assets is likely to be determined in large part by reference to our market capitalization, there is a significant risk that a decline in the value of our ordinary shares could result in our becoming a PFIC.
If we are characterized as a PFIC, U.S. Holders (as defined below) may suffer adverse tax consequences, including the following: (i) having gains realized on the sale of our securities treated as ordinary income, rather than as capital gains; (ii) losing the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders, and (iii) having additional taxes equal to the interest charges generally applicable to underpayments of tax apply to distributions by us and the proceeds of sales of our ordinary shares in public offerings. A “U.S. Holder” is defined as follows: a citizen or resident of the United States; a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any state thereof, including the District of Columbia; an estate the income of which is subject to U.S. federal income taxation regardless of its source; or a trust if such trust has validly elected to be treated as a United States person for U.S. federal income tax purposes or if (1) a court within the United States is able to exercise primary supervision over its administration and (2) one or more United States persons have the authority to control all of the substantial decisions of such trust. Certain elections exist that may alleviate some of the adverse consequences of PFIC status and would result in an alternative treatment (such as mark-to-market treatment). However, we do not intend to provide the information necessary for U.S. Holders to make qualified electing fund elections if we are classified as a PFIC.

Future grants of ordinary shares under our equity incentive plans to our employees, non-employee directors and consultants, or sales by these individuals in the public market, could result in substantial dilution, thus decreasing the value of your investment in our ordinary shares, and certain grants may also require shareholder approval.

We have historically used, and continue to use, our ordinary shares as a means of both rewarding our employees, non-employee directors and consultants and aligning their interests with those of our shareholders. As of September 30, 2017, 3,194,556 ordinary shares remained available for issuance to our and our affiliates’ respective employees, non-employee directors and consultants under our equity incentive plans, including 2,592,398 ordinary shares subject to outstanding awards (consisting of outstanding options to purchase 2,238,961 ordinary shares and 353,437 ordinary shares underlying unvested RSUs). These numbers do not reflect the ultimate results of our one-time Equity Exchange Program for the exchange of “underwater” stock options for new RSUs, which expired on October 4, 2017. For more information, see Note 8a to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” above. Additionally, the number of ordinary shares available for issuance under our 2014 Plan may increase each year due to the operation of an “evergreen” provision previously approved by our shareholders. Pursuant to this provision, the 2014 Plan’s reserve increases on January 1 of each calendar year during the plan’s term by the lesser of (i) 972,000, (ii) 4% of the total number of shares outstanding on December 31 of the immediately preceding calendar year and (iii) an amount determined by our board of directors.

We previously signed an agreement with a non-employee consultant, who agreed to assist us in commercially promoting and expanding insurance coverage of our ReWalk devices. Although this agreement terminated in May 2017 and was not extended, if we may choose to compensate this consultant for services in an amount equal to those provided for in the expired agreement, the consultant may receive up to ten percent of the increase in our market capitalization following the dates when coverage becomes active under national insurance policies that the consultant secures for us, subject to certain monetary limits. For more information, see Note 8e to our audited consolidated financial statements in our 2016 Form 10-K. If we opt to pay the consultant in ordinary shares, we may need to seek shareholder approval pursuant to the rules of NASDAQ, potentially due to the size of an issuance or an insufficient number of ordinary shares available for issuance under our 2014 Plan. Any such issuance, or the perception that we will make issuances when we solicit shareholder approval, could substantially dilute existing shareholders and materially decrease the value of an investment in our ordinary shares. Additionally, to the extent registered on a Form S-8, ordinary shares granted or issued under our equity incentive plans will, subject to vesting provisions, lock-up restrictions and Rule 144 volume limitations applicable to our “affiliates,” be available for sale in the open market immediately upon registration. Sales of a substantial number of the above-mentioned ordinary shares in the public market could result in a significant decrease in the market price of our ordinary shares and have a material adverse effect on an investment in our ordinary shares.

Sales of a substantial number of ordinary shares by us, our large shareholders and holders of our warrants and other derivative securities, several of whom have registration rights, or volatility or a reduction in the market price of our ordinary shares could have an adverse effect on our ordinary shares.
Sales by us or our shareholders of a substantial number of ordinary shares in the public market, or the perception that these sales might occur, could cause the value of our ordinary shares to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.
As of September 30, 2017, 403,804 ordinary shares were issuable pursuant to the exercise of outstanding warrants granted as part of our Series E Preferred investment round in July 2014 at an exercise price of $10.08 and 2,437,500 ordinary shares were issuable pursuant to the exercise of warrants issued in our follow-on offering of ordinary shares and warrants in November 2016, with an exercise price of $4.75. There were also 167,012 ordinary shares issuable pursuant to the exercise of warrants granted to Kreos in connection with the Loan Agreement in January and December 2016, with an exercise price of $9.64, and 2,523,660 ordinary shares issuable pursuant to the conversion of the Kreos Convertible Note at a conversion price of $1.268 per share (subject to customary anti-dilution adjustments).
Additionally, pursuant to our Amended and Restated Shareholders’ Rights Agreement, dated July 14, 2014, with certain of our shareholders, as of September 30, 2017, the beneficial owners of approximately 4,116,143 of our ordinary shares were entitled to require that we register their shares under the Securities Act for resale into the public markets. In our Kreos Convertible Note, we separately undertook to prepare and file with the SEC a registration statement to enable the resale by Kreos of up to 2,523,660 ordinary shares to be issued upon conversion of the note, unless they could otherwise be freely sold using Rule 144 under the Securities Act.

All shares sold pursuant to an offering covered by a registration statement would be freely transferable. With respect to the outstanding warrants and the Kreos Convertible Note, there may be certain restrictions on the holders to sell the underlying ordinary shares to the extent they are restricted securities, held by “affiliates” or would exceed certain ownership thresholds. Certain of our largest shareholders, namely, Yaskawa Electric Corporation (“Yaskawa”), and certain entities and individuals affiliated with SCP Vitalife Partners II L.P (“Vitalife”), may also have limitations under Rule 144 under the Securities Act on the resale of certain ordinary shares they hold. Despite these limitations, if we, our existing shareholders or their affiliates sell a substantial number of the above-mentioned ordinary shares in the public market, the market price of our ordinary shares could decrease significantly. Any such decrease could impair the value of your investment in us.
The market price of our ordinary shares has also been highly volatile and may fluctuate substantially due to several factors. Effective May 2017, we transferred our ordinary shares from the NASDAQ Global Market to the NASDAQ Capital Market due to our failure to meet the market value of listed securities requirements and the alternative total assets and total revenue standard requirements of the NASDAQ Global Market. Additionally, since the first quarter of 2017, our ordinary shares have traded periodically between $1.00 and $2.00, reaching an all-time low of $1.10 in the second quarter of 2017. To maintain our current listing on the NASDAQ Capital Market, we must meet certain requirements, including, among others, a minimum closing bid price per share. If the closing bid price of our ordinary shares for 30 consecutive business days is less than $1.00 per share, or if we cannot meet other continued listing requirements, NASDAQ will send us a notification of deficiency and provide us a cure period of 180 days, subject to a potential subsequent cure period of an additional 180 days. After the applicable period, if we cannot show compliance with certain NASDAQ Capital Market listing requirements, we will become subject to delisting proceedings. The perception among investors that we are at heightened risk of delisting could negatively affect the market price and trading volume of our ordinary shares. Additionally, if we become subject to delisting proceedings and fail to appeal a delisting determination, our ordinary shares will be delisted from NASDAQ entirely, which could reduce the number of investors willing to hold or acquire our ordinary shares, increase the volatility of the price of such shares and significantly lower the shares’ trading price and volume. Any of these events could also reduce our liquidity and impair our ability to raise capital.
A small number of our shareholders have a significant influence over matters requiring shareholder approval, which could delay or prevent a change of control.

As of September 30, 2017, the largest beneficial owners of our shares were Yaskawa, certain entities and individuals affiliated with Vitalife, and Kreos, which is deemed a beneficial owner of our ordinary shares pursuant to its right to acquire ordinary shares upon the exercise of the warrants and the conversion of the Kreos Convertible Note, which may be converted at any time, subject to its terms. These holders beneficially owned in the aggregate 23.5% of our ordinary shares as of September 30, 2017 (taking into account Kreos’s beneficial ownership in the total number of ordinary shares outstanding). As a result, Yaskawa and Vitalife, and, if it were to convert all ordinary shares underlying its convertible note, Kreos, could exert significant influence over our operations and business strategy and would together have sufficient voting power to influence significantly the outcome of matters requiring shareholder approval. These matters may include:

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

ReWalk Robotics Ltd.

Date: November 2, 2017	By:	/s/ Larry Jasinski
Name: Larry Jasinski
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017	By:	/s/ Kevin Hershberger
Name: Kevin Hershberger
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)