Form 10-K
period 2017-12-31
ReWalk Robotics Ltd.
filed 2018-03-08
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Ordinary Shares held by non-affiliates of the Registrant based upon the closing price of the Ordinary Shares as reported by the Nasdaq Capital Market on June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $29,744,250.

As of March 5, 2018, the Registrant had outstanding 30,006,575 Ordinary Shares, par value NIS 0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2018 Annual Meeting of Shareholders, which is to be filed within 120 days after the end of our 2017 fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

REWALK ROBOTICS LTD.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

i

Definitions and Introduction

Our legal and commercial name is ReWalk Robotics Ltd. We are a company limited by shares organized under the laws of the State of Israel and were founded in 2001. In September 2014, we listed our shares on the Nasdaq Global Market, and in
May 2017, we transferred our listing to the Nasdaq Capital Market. We have irrevocably appointed ReWalk Robotics, Inc. as our agent to receive service of process in any action against us in any United States federal or state court. The address of ReWalk Robotics, Inc. is 200 Donald Lynch Blvd., Marlborough, Massachusetts 01752. As used herein, and unless the context clearly indicates otherwise, the terms “ReWalk”, “the Company”, “we”, “us”, “our” or “ours” refer to ReWalk Robotics Ltd. and its subsidiaries.

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

•	our ability to maintain and grow our reputation and the market acceptance of our products;

•	our ability to achieve reimbursement from third-party payors for our products;

•	our expectations as to our clinical research program and clinical results;

•	our expectations as to the results of the Food and Drug Administration’s (“FDA”), potential regulatory developments with respect to our mandatory 522 postmarket surveillance study;

•	the outcome of ongoing shareholder class action litigation relating to our initial public offering (“IPO”);

•	our ability to repay our secured indebtedness;

•	our ability to improve our products and develop new products;

•	our ability to close periodic issuances of our ordinary shares to, and to form a joint venture in China with, Timwell Corporation Limited;

•	the risk of substantial dilution resulting from the periodic issuances of our ordinary shares to Timwell Corporation Limited;

•	the significant voting power and de facto voting control Timwell Corporation Limited will acquire;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

ii

•	our ability to gain and maintain regulatory approvals;

•
our ability to secure capital from equity and debt financings in light of limitations under our effective registration statement on Form S-3, the price range of our ordinary shares and conditions in the financial markets, and the risk that such financings may dilute our shareholders or restrict our business;

•	our ability to use effectively the proceeds of our offerings of securities;

•	our ability to maintain relationships with existing customers and develop relationships with new customers;

•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company; and

•
our compliance with medical device reporting regulations to report adverse events involving our products and the potential impact of such adverse events on ReWalk’s ability to market and sell its products

The preceding list is not intended to be an exhaustive list of all of our statements. The statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements. In particular, you should consider the risks provided under “Part I. Item 1A. Risk Factors" in this annual report.

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

Where You Can Find Other Information

Our principal executive offices are located at 3 Hatnufa Street, Floor 6, Yokneam Ilit 2069203, Israel, and our telephone number is +972 (4) 959-0123. Our website is www.rewalk.com. Information contained, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein. We have included our website address in this annual report solely for informational purposes. Information that we furnish with or file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed or furnished with the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available on the SEC’s website at SEC.gov. You may obtain and copy any document we furnish to or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

iii

PART I

ITEM 1. BUSINESS

Overview
We are an innovative medical device company that is designing, developing and commercializing robotic exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. We have developed and are continuing to commercialize ReWalk, an exoskeleton designed for individuals with paraplegia that uses our patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. Additionally, we are developing and intend to commercialize a lightweight soft suit exoskeleton, designed to support mobility for individuals suffering from other lower limb disabilities such as stroke, multiple sclerosis, cerebral palsy, Parkinson's disease and elderly assistance.
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
ReWalk is a breakthrough product that can fundamentally change the health and life experiences of users. Designed for all-day use, ReWalk is battery-powered and consists of a light, wearable exoskeleton with integrated motors at the joints, an array of sensors and a computer-based control system to power knee and hip movement. ReWalk controls movement using subtle shifts in the user’s center of gravity. A forward tilt of the upper body is sensed by the system, which initiates the first step. Repeated body shifting generates a sequence of steps that results in a functional walking speed. Because the exoskeleton supports its own weight and facilitates the user’s gait, users do not expend unnecessary energy while walking. While ReWalk does not allow side-to-side actuation, users are able to turn by shifting their weight to the side. ReWalk also allows users to sit, stand and, depending on local regulatory approvals, climb and descend stairs. Use on stairs is not cleared by the FDA in the United States. ReWalk users are able to independently operate the devices, and most are able to put on and remove the devices by themselves. Our safety guidelines and FDA specifications, however, require users to be accompanied by a trained companion.
Published clinical studies demonstrate ReWalk’s ability to deliver a functional walking speed. In addition, our experience working with healthcare practitioners and ReWalk users, including reports by study participants, as well as recently released clinical data suggest that ReWalk may have the potential to provide secondary health benefits. These potential benefits may include reducing pain and spasticity, improving bowel and urinary tract function, enhancing metabolism and physical fitness, and reducing hospitalizations and dependence on medications, as well as emotional and psychological benefits. Because of these potential secondary medical benefits, we believe that ReWalk may have the ability to reduce the lifetime healthcare costs of individuals with spinal cord injuries, making it economically attractive for individuals and third-party payors. While we believe that ReWalk could potentially offer significant advantages over competing technologies and therapies, disadvantages include the time it takes for a user to put on ReWalk, the slower pace of ReWalk compared to a wheelchair, the weight of ReWalk when carried, which makes it more burdensome for a companion to transport than a wheelchair, and the requirement that users be accompanied by a trained companion.
As of December 31, 2017, we had placed 116 units in use at rehabilitation centers and 317 personal units in a home or community use, compared to 112 units and 214 units, respectively, as of December 31, 2016. Furthermore, 44 of the units we placed during the year ended December 31, 2017 were paid for by insurance reimbursement compared to 51 units during the prior year period. In the near future, we intend to continue focusing on our reimbursement efforts, with our streamlined staffing, by pursuing insurance claims on a case-by-case basis, managing claims through the review process, and investing in efforts to expand commercial reimbursement coverage. As of December 31, 2017, there were 224 pending insurance claims relating to coverage for our product, compared to 199 as of December 31, 2016.

Our initial commercialization efforts focused on penetrating rehabilitation centers, hospitals and similar facilities that treat patients with spinal cord injuries to become an integral part of their rehabilitation programs and to develop a broad based training network with these facilities to prepare users for home and community use. According to the National Spinal Cord Injury Statistical Center, 87% of persons with spinal cord injuries are sent to private, non-institutional residences (in most cases, their homes) after hospital discharge. As our business has developed, we have shifted our commercialization efforts to marketing ReWalk Personal with insurance companies, physicians and physiotherapists as a standard of care that can be used routinely at home, work or in the community, and we expect sales of ReWalk Personal to account for the substantial majority of our revenues in the future. Our principal markets are the United States and Europe. In Europe we have a direct sales operation in Germany and work with distribution partners in certain other major countries.
We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as ReWalk, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the Veterans’ Administration, or the VA, issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of December 31, 2017, we had placed 17 units as part of the VA policy and continue to work with the VA to accelerate the pace of implementation of this policy. We also support users submitting requests to their commercial insurance companies to pay for the ReWalk Personal device.
Additionally, to date, several private insurers in the United States and Europe have provided reimbursement for ReWalk on a case by case basis.
In 2017 we unveiled our lightweight “soft suit” exoskeleton Restore system designed for an initial indication for stroke patients, and announced our plans to begin clinical studies in the first quarter of 2018 in preparation for the later submission of applications for regulatory clearance. We created the Restore system through our ongoing collaboration with Harvard University’s Wyss Institute for Biologically Inspired Engineering, pursuant to which Harvard licenses to us intellectual property relating to lightweight “soft suit” exoskeleton system technologies for lower limb disabilities, as we develop, introduce and commercialize products under the license. For more information on the Restore system, see “Future Products”. For more information on the collaboration with Harvard, see “Research and Development-Research and Development Collaborations.”

Recent Developments

•
In early 2018, the National Association of Statutory Health Insurance Funds, the governing body of German statutory health insurance (SHI) listed the ReWalk Personal 6.0 Exoskeleton System in the German Medical Device Directory (the “MDD”), which SHI providers can procure for any approved beneficiary on a case-by-case basis.

•	Secured worker’s compensation reimbursement in Italy.

•
Five top rehabilitation centers in the United States. received institutional review board approval for ReWalk’s Restore clinical study in stroke patients, with patient enrollment planned to begin in the first quarter of 2018.

•	Gross margin increased to 40% in 2017 as compared to 13% in 2016.

•
On March 6, 2018, we entered into an investment agreement for a private placement of 16,000,000 of our ordinary shares to Timwell Corporation Limited, a Hong Kong entity (“Timwell”), in exchange for total aggregate proceeds of $20 million (at a price of $1.25 per share). Timwell will make the investment in three separate tranches, with the third tranche expected to close by December 31, 2018 and no later than April 1, 2019. In connection with its investment, Timwell will receive board appointment rights. Pursuant to the investment agreement, we also agreed to collaborate with an affiliate of Timwell in forming a joint venture in China for the purposes of assembly, registration, operations, sales and marketing of our products in China (including Hong Kong and Macau) and to grant to the joint venture, in accordance with the terms of an agreed form of license agreement, an exclusive license for certain Company-owned or Company-controlled patent rights marks and a non-exclusive sublicense for certain Company-controlled know-how. The closing of the various tranches is subject to specified closing conditions, including the requisite approval of the transaction by our shareholders under rules of The NASDAQ Stock Market LLC (“Nasdaq”) and Israeli law, the formation of the joint venture with an affiliate of Timwell, the signing of the license agreement and a supply agreement and the successful production of certain ReWalk products, among others. For more information, see “Part I. Item 1. Business-Timwell Investment Agreement and Related Transactions.”

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
The NSCISC estimates as of 2017 that there were 285,000 people in the United States living with spinal cord injury or SCI, with an annual incidence of approximately 17,500 new cases per year. Approximately 44,000 of such patients are veterans, and are eligible for medical care and other benefits from the VA. With 24 VA spinal cord injury centers, the VA has the largest single network of spinal cord injury care in the United States.
The University of Alabama-Birmingham Department of Physical Medicine and Rehabilitation operates the NSCISC, which maintains the world’s largest database on spinal cord injury research. Since 2010, motor vehicle crashes have been the leading cause of reported spinal cord injury cases (38%), followed by falls (31%), acts of violence (14%) and sports injuries (9%). 81% of spinal cord injuries occur among the male population. According to NSCISC data, upon hospital discharge, 87% of persons with spinal cord injuries are sent to private, non-institutional residence (in most cases, their homes prior to injury).
Based on information from a 2016 report by the NSCISC, 40.6% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Three published ReWalk trials for SCI patients had an aggregate screening acceptance rate of 79% considering all current FDA limitations, resulting in an estimated 33% of the total population of SCI patients being candidates for current ReWalk products. For important qualifying information about this determination, see “Part I. Item 1A. Risk Factors-The market for medical exoskeletons is new and unproven, and important assumptions about the potential market for our products may be inaccurate.”

Regarding the potential market for the lightweight soft suit exoskeleton, designed to support mobility for individuals suffering from other lower limb disabilities such as stroke and multiple sclerosis, according to American Heart Association, seven million Americans have suffered a stroke, with 795,000 new incidences expected each year. Physical limitations after stroke vary from case to case, but approximately 60% of these individuals will have lower limb disability, which could require them to seek additional assistance in walking.

The Multiple Sclerosis Foundation estimates that more than 400,000 people in the United States and about 2.5 million people around the world have multiple sclerosis. About 10,000 new cases are diagnosed annually in the United States. Research indicates that approximately 75% of patients with multiple sclerosis experience clinically significant walking disturbance, and 89% of patients with moderate Expanded Disability Status Scale (EDSS) scores (4.0-5.5) had walking disability. Individuals with of less than EDSS 4.0 generally do not need a robotic mobility aid, while individuals with EDSS 7.0 are generally restricted to a wheelchair. Multiple sclerosis is a progressive disease, as approximately one-third of multiple sclerosis patients end up with full paralysis while two-thirds remain able to walk, though many will need an aid, such as a cane or crutches, and some will use a scooter or wheelchair due to fatigue, weakness or balance problems, or due to a need to conserve energy.

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

ReWalk Personal 6.0
•    ReWalk Personal: intended for everyday use at home, at work or in the community. We began marketing ReWalk Personal in Europe with CE mark clearance at the end of 2012. We received FDA clearance to market ReWalk Personal in the United States in June 2014. ReWalk Personal units are all manufactured according to the same mechanical specifications. Each unit is then permanently sized to fit the individual user and the software is configured for the user’s specifications by the rehabilitation center, clinic or distributor.
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

Our experience working with health care practitioners and ReWalk users, including reports by study participants, as well as recently released clinical data suggest that ReWalk has the potential to provide secondary health benefits. These benefits include reducing pain and spasticity and improving bowel and urinary tract function, body and bone composition, metabolism and physical fitness, as well as reducing hospitalizations and dependence on medications. Because of these secondary medical benefits, we believe that ReWalk has the ability to reduce the lifetime healthcare costs of individuals with spinal cord injuries, making it economically attractive for individuals, healthcare providers such as hospitals and rehabilitation centers, and third-party payors.

We anticipate that the next generation of ReWalk will be a structural exoskeleton similar to our existing ReWalk devices, with a range of improvements including additional functionality, more efficient drive mechanism, slimmer profile and lighter body, as well as other improvements.

Future Products

In June 2017, we unveiled the Restore, and in October 2017, we announced the start of pre-clinical testing on the system to study its safety and use in the rehabilitation setting for the mobility needs of stroke patients. We created the Restore system through our ongoing collaboration with Harvard University’s Wyss Institute for Biologically Inspired Engineering. A prospective clinical trial with the Restore system is targeted to begin in the first quarter of 2018, and we aim to commercialize the system for use by stroke patients in Europe and the United States in the first half of 2019, subject to the timing and receipt of CE mark and FDA clearance, respectively. We have not yet applied for these clearances and intend to apply by the third quarter of 2018. Obtaining clearance could involve an extensive and time-consuming process and delay commercialization beyond our planned timetable, and we cannot make any assurances regarding the ultimate timing of FDA or CE mark clearance or commercialization of the products. For more information on the clearance processes, see “Part I, Item 1. Business—Government Regulation”.

The Restore transmits power to key joints of the legs with motor-driven cable technologies, applying software and mechanics similar to the technologies employed in the currently-marketed ReWalk structural exoskeleton systems. The system is designed to allow a user’s unimpaired leg to adjust and assist the leg with mobility impairments affected by stroke. The exoskeletal suit consists of a lightweight fabric-based structure that wraps around the waist and supports an actuator with a motor, computer and cable, along with sensors attached to a stable point on the user’s calf and footplate in the user’s shoe. This design transfers force in a controlled manner, enabling both powered plantarflexion, or bending to decrease the angle between the sole of the foot and the back of the leg, and powered dorsiflexion, or bending to decrease the angle between the upper surface of the foot and the front of the leg. We believe that the Restore system’s soft, lightweight material will facilitate a natural walking pattern for patients using the device, and provide advantages to stroke rehabilitation clinics as compared with other traditional therapies and devices, by minimizing setup time, maximizing session productivity and reducing staffing requirements, staff fatigue and the risk for potential staff injuries. The prospective clinical trial on the Restore system, targeted for the first quarter of 2018, is intended to assess the safety of the Restore system during gait training in stroke patients in a rehabilitation setting. Based on the proposed study design, we anticipate that the study will involve 40 patients each partaking in seven training sessions at five designated stroke research centers, with first patient enrollments occurring in the first quarter of 2018.

ReWalk Restore
•    ReWalk Restore : This soft suit exoskeleton is aimed for individuals who have suffered a stroke. We intend to commercialize use of the Restore system by stroke patients in Europe and the United States after receiving CE mark and FDA clearance, respectively, to market the device. In the long term, we also intend to develop and commercialize this lightweight soft suit exoskeleton for individuals suffering from other lower limb disabilities such as multiple sclerosis, cerebral palsy, Parkinson's disease and elderly assistance.

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
While no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among commercial insurance payors in the United States, reimbursement may be achieved on a case-by-case basis. To date, payments for the ReWalk Personal device have been made primarily through case-by-case determinations by third-party payors, including commercial insurers in the United States, by self-payors and donations and, to a lesser extent, through the use of funds from insurance and/or accident settlements.
Generally, commercial insurance companies do not currently cover or provide broad reimbursement policies for any personal medical exoskeleton products, including ReWalk Personal, and coverage determinations are limited to case-by-case decisions. As of December 31, 2017, we had 81 cases pending in the United States for insurance coverage decisions. For more information, see “Part I. Item 1A. Risk Factors-Risks Related to Our Business and Our Industry-We may fail to secure or maintain adequate insurance coverage or reimbursement for ReWalk by third-party payors….”
As part of our plan for growth, we intend to continue working with both national and regional commercial insurance companies, health care practitioners, physicians, researchers, and the SCI community to support efforts to demonstrate the benefits and the case to secure potential coverage policies based on supportive data and appeal rulings that have deemed exoskeleton devices a “medically necessary” standard of care for individuals with SCI. As part of this ongoing initiative, during 2017 we submitted a proposal to a large U.S. national insurance provider for a broader coverage policy for the ReWalk Personal device. While we believe there was support for a change, the insurer was unable to reach internal consensus and therefore elected not change its existing non-coverage policy. We will continue to work with this insurer and others on coverage policies. We have already submitted data to three additional U.S. commercial insurance groups for policy review and, our efforts in the future will be focused on submitting applications to a substantial number of national and regional insurance providers and workers' compensation groups for policy review.
In the future, we will pursue coverage through the Centers for Medicare and Medicaid Services, or CMS. While we believe that a positive response from CMS may broaden coverage by private insurers, we cannot currently predict how long it would take for us to receive a decision from CMS, but we believe that other sources of payment will be sufficient to support our business.For more information, see “Part I. Item 1A. Risk Factors-Risks Related to Our Business and Our Industry-We may fail to secure or maintain adequate insurance coverage or reimbursement for ReWalk by third-party payors…”
Western Europe
Reimbursement for ReWalk in Europe varies by country and historically certain third-party payors have provided reimbursement for our products in certain cases in Germany and Italy.
We initially focused our efforts in Europe in Germany where we continue to make progress toward achieving ReWalk coverage from the various government, private and worker's compensation payers. Specifically:
• In September 2017, Barmer confirmed it will provide ReWalk systems to all qualifying beneficiaries. Barmer provides insurance coverage for nearly ten million people in Germany, as a member of the German Statutory Health Insurance network and one of the most significant national insurers in the country. Exoskeletons will be provided to users that meet certain inclusion criteria and assessment by the German Health Insurance Medical Service (Medizinischer Dienst der Krankenversicherungen) before and after training. Barmer has already begun processing claims with users entering training for in-home use of an exoskeleton.

• In September 2017 Germany’s national social accident insurance provider, DGUV, signed a confirmation letter with ReWalk, stipulating that the DGUV's member payers, including the health insurance association Berufsgenossenschaft (also known as BG) and state insurers, will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis. DGUV is comprised of 35 different insurers, which provide coverage for more than 70 million individuals in Germany. Per the agreement, eligible individuals will go to BG clinics for evaluation as a part of the procurement.

• In February 2018 the GKV, confirmed its decision to list the ReWalk Personal system in the German MDD, The MDD is a comprehensive list of all medical devices which are principally and regularly reimbursed by German social health insurance (“SHI”) providers. This decision means that ReWalk Personal will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis.

Patients who are covered under these policies must be medically evaluated for their eligibility to use the ReWalk Personal device. If medically qualified, the patient, along with his or her physician, must apply for coverage of the device. We expect that these payers will establish processes for patients to be evaluated, trained and procure a ReWalk Personal device over the coming months, making the process to receive a device more routine for a qualifying individual. Patients who are not covered under Barmer's or the BG's policies stated above must apply for coverage to use ReWalk. If such patient is denied, then such patient must appeal the decision in court, relying on supporting documentation from a health care provider and other medical evidence. As of December 31, 2017, there were 141 insurance cases pending in Germany, including 40 insurance cases pending with Barmer and the BG. We believe that our recent coverage decisions and the existing claims will eventually lead other German insurers to provide coverage on a broad scale. For more information, see “Part I, Item 1A. Risk Factors-We may fail to secure or maintain adequate insurance coverage or reimbursement for ReWalk by third-party payors, including the VA, which risk may be heightened if insurers find ReWalk to be investigational or experimental or if new government regulations change existing reimbursement policies.”
We continue to support clinical research and academic publications, which we believe will further support the case for coverage.
We are also pursuing reimbursement by private insurers and worker’s compensation in various European countries.
Other Funding Sources
In addition to being funded by third-party payors, including private insurance plans, government programs such as the VA, and Worker's Compensation, ReWalk is also funded by self-payers. This includes individuals who purchase ReWalk with funds from legal settlements with insurance companies or third parties.
Research and Development
We are committed to investing in a robust research and development program to enhance our current ReWalk products and to develop our pipeline of new and complementary products, and we believe that ongoing research and development efforts are essential to our success. Our research and development team consists of both in-house and external staff, including engineers, machinists, researchers, marketing, quality, manufacturing, regulatory and clinical personnel, who work closely together to design, enhance and validate our technologies. This research and development team conceptualizes technologies and then builds and tests prototypes before refining and/or redesigning as necessary. Our regulatory and clinical personnel work in parallel with engineers and researchers, allowing us to anticipate and resolve potential issues at early stages in the development cycle.
We plan to focus our research and development efforts in the future by continually improving and expanding our functional technological platform, specifically, in the shorter term, by developing a lightweight “soft suit” exoskeleton device that will assist patients who had stroke or multiple sclerosis, and in the longer term by developing our next generation of ReWalk with design improvements, and building upon our technological platform to address new medical indications that affect the ability to walk including cerebral palsy, Parkinson’s disease and elderly assistance.
We conduct our research and development efforts at our facility in Yokneam, Israel. We believe that the close interaction among our research and development, marketing and manufacturing groups allows for timely and effective realization of our new product concepts.

Our research and development efforts have been financed, in part, through funding from the Israel Innovation Authority, or the IIA (formerly known as Office of the Chief Scientist in the Israel Ministry of Economy), and from the BIRD Foundation. From our inception through December 31, 2017, we received funding totaling $1.77 million from the IIA and $500 thousand from the BIRD Foundation. Our research and development expenses, net were approximately $6.0 million, $9.0 million and $5.9 million for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. For more information regarding our research and development financing arrangements and expenses, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Components of Our Statements of Operations - Operating Expenses," "—Liquidity and Capital Resources” and “—Grants and Other Funding.”

Research and Development Collaborations

On May 16, 2016, we entered into the Research Collaboration Agreement, or Collaboration Agreement, and the Exclusive License Agreement with Harvard, or Harvard License Agreement. Under the Collaboration Agreement, we and Harvard agreed to collaborate on research regarding the development of lightweight soft suit exoskeleton system technologies for lower limb disabilities, which are intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. Under the Collaboration Agreement, we must pay Harvard quarterly installment payments to help fund the research. Subject to the terms of the Collaboration Agreement, we and Harvard are required to report our respective research results and findings to each other on a regular basis. The Collaboration Agreement governs ownership of the research results and inventions generated in performance of the research collaboration, and provides us the option to negotiate with Harvard for a license to certain new inventions of Harvard conceived in performance of the collaboration.

The Collaboration Agreement will expire on May 16, 2021. Subject to payment of a minimum funding commitment under applicable circumstances, we may terminate the agreement if there is a loss of Harvard’s principal investigator or if we do not believe that we have or can secure sufficient funding to proceed. The Collaboration Agreement may also be terminated by either Harvard or us due to a material uncured breach by the other party or upon termination of the Harvard License Agreement.

Under the Harvard License Agreement, we are granted an exclusive, worldwide royalty-bearing license under certain patents of Harvard relating to lightweight “soft suit” exoskeleton system technologies for lower limb disabilities, a royalty-free license under certain related know-how and the option to obtain a license under certain inventions conceived under our joint research collaboration. Harvard retains the right to practice the patents for research, educational and scholarly purposes. We are required to use commercially reasonable efforts to develop products under the license in accordance with an agreed-upon development plan and to introduce and market such products commercially. In addition to an upfront fee and royalties on net sales, we are obligated to pay Harvard certain milestone payments upon the achievement of certain product development and commercialization milestones. We also agreed to reimburse Harvard for expenses incurred in connection with the filing, prosecution and maintenance of the licensed patents.

The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. We may terminate License the Agreement for any reason upon 60 days’ prior written notice, while Harvard may terminate the Agreement if we do not obtain requisite insurance, becomes insolvent or fail to meet certain development milestones. The Harvard License Agreement may also be terminated by Harvard or us due to the other party’s material uncured breach.

The Collaboration Agreement and Harvard License Agreement contain, as applicable, customary representations and warranties and customary enforcement, indemnification and insurance provisions. For further discussion of the Collaboration Agreement and Harvard License Agreement, see Note 9 to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Date.”

In September 2013, we entered into a strategic alliance with Yaskawa Electric Corporation (“Yaskawa”), pursuant to which, among other arrangements, Yaskawa can apply its expertise in product and quality improvements to ReWalk and assist in marketing, distributing and commercializing on an exclusive basis our products in Japan, China and other East Asian countries. Yaskawa is a global leader in the fields of industrial robotics and automation. While we have not engaged in joint initiatives with Yaskawa to date, we believe that this relationship may provide us with opportunities for product improvement and increased product offerings in the future. In connection with the closing of the first tranche of the private placement of our ordinary shares to Timwell, we are required to amend our exclusive distribution agreement with Yaskawa to terminate the distribution rights granted to Yaskawa in China (including Hong Kong and Macau). For more information on the Timwell private placement, see “Part I. Item 1. 1. Business-Timwell Investment Agreement and Related Transactions,” and for more information regarding our relationship with Yaskawa generally, see “—Sales and Marketing” and “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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
Sales and Marketing
We market and sell our products directly to third party payers, institutions, including rehabilitation centers, individuals and through third-party distributors. We sell our products directly in Germany and the United States and primarily through distributors in our other markets. In our direct markets, we have established relationships with rehabilitation centers and the spinal cord injury community, and in our indirect markets, our distributors maintain these relationships. Sales of ReWalk Personal are generated primarily from the patient base at our rehabilitation centers, referrals through the spinal cord injury community and direct inquiries from potential users. The VA accounted for 35.2% and 33.3% of our total revenues for the years ended December 31, 2017 and 2016, respectively.
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
Our principal competitors in the medical exoskeleton market consist of Ekso Bionics (OTC: EKSO), Rex Bionics Pty, Cyberdyne (Tokyo Stock Exchange: 7779), Parker Hannifin (NYSE: PH), Hocoma, AlterG, and Bioness.
We believe that our ReWalk Personal device possesses key competitive advantages over these companies, such as our tilt-sensor technology that provides a self-initiated walking experience, more natural gait and faster functional walking speed, the ability to support its own weight and broad user specifications. ReWalk Personal is the first medical exoskeleton cleared by the FDA for personal use in the United States.

We believe that our Restore device will have key competitive advantages over the products of our competitors, including a lightweight soft-suit, of approximately 4 kilograms, a design that facilitates a natural walking pattern mimicking the movement of a healthy leg, and powered plantarflexion in addition to dorsiflexion making it the only solution of its type of which we are aware to support such movement.

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
In addition to ReWalk's portfolio of issued patents and pending patent applications, the Company licenses certain patented and patented pending technology from a third party as described above under the "Research and Development" section.
As of February 1, 2018, we have five issued patents in the United States and ten issued patents outside of the United States, as well as 28 pending patent applications in various countries around the world for our technology including the United States and Europe. As such, we have apparatus patent claims in the United States and Europe covering aspects of ReWalk and similar devices which use a plurality of sensors to empower tilt-sensor technology. In addition, in the United States and Europe, we have method patent claims covering certain methods of user activation and control of systems such as ReWalk, including by sensing the user's torso lean or weight shifts. While our apparatus claims focus on protecting ReWalk in terms of its physical and structural characteristics, we believe that our method claims, which protect the process behind how ReWalk is controlled by the user, provide additional protection for our tilt sensor technology. We do not currently license any of the technology contained in our currently commercialized products other than with respect to technology that is generally publicly available, but we may do so in the future.
Patents filed both in the United States and Europe generally have a life of 20 years from the filing date. As the oldest of our issued patents relating to our tilt-sensor technology was filed in May 2001, our patents on that technology do not begin to expire until May 2021.
We currently hold a registered trademark in the United States and Israel for the mark “ReWalk”. We are in the process of registering the mark “Restore” in the United States and Israel.
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
We cannot be sure that our intellectual property will provide us with a competitive advantage or that we will not infringe on the intellectual property rights of others. In addition, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our patent pending applications. For a more comprehensive discussion of the risks related to our intellectual property, see “Item 1A. Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation
U.S. Regulation
Our medical products and manufacturing operations are regulated by the FDA and other federal and state agencies. Our products are regulated as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act, or the FFDCA, as implemented and enforced by the FDA. The FDA regulates the development, testing, manufacturing, labeling, storage, installation, servicing, advertising, promotion, marketing, distribution, import, export, and market surveillance of our medical devices.
Premarket Regulatory Requirements
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

Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish “special controls.” These special controls can include performance standards, postmarket surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, most Class II devices require a 510(k) premarket notification to be marketed in the U.S. As a result, manufacturers of most Class II devices are required to submit to the FDA premarket notifications under Section 510(k) of the FFDCA requesting classification of their devices in order to market or commercially distribute those devices. To obtain a 510(k), a substantial equivalence determination for their devices, manufacturers must submit to the FDA premarket notifications demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, or PMA, meaning, (i) a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, (ii) a device that has been reclassified from Class III to Class II or I, or (iii) a device that was found substantially equivalent through the 510(k) process. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the device is not “substantially equivalent” to a previously cleared device, the device is automatically a Class III device. The device sponsor must then fulfill more rigorous premarket approval requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for medical devices that are low to moderate risk, but are not substantially equivalent to a predicate device.
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

Clinical trials are almost always required to support PMAs and are sometimes required to support 510(k) submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the company that the investigation is on hold and may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the study, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.
In June 2014, the FDA granted our petition for “de novo” classification, which provides a route to market for medical devices that are low to moderate risk, but are not substantially equivalent to a predicate device, and classified ReWalk as Class II subject to special controls. The ReWalk is intended to enable individuals with spinal cord injuries to perform ambulatory functions under supervision of a specially trained companion, and inside rehabilitation institutions. The special controls established in the de novo order include the following: compliance with medical device consensus standards; clinical testing to demonstrate safe and effective use considering the level of supervision necessary and the use environment; non-clinical performance testing, including durability testing to demonstrate that the device performs as intended under anticipated conditions of use; a training program; and labeling related to device use and user training. The special controls of this de novo order also apply to competing products seeking FDA clearance. For more information, see Part I. Item 1A. Risk Factors-Risks Related to Government Regulation-We are subject to extensive governmental regulations relating to the manufacturing, labeling and marketing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.
Postmarket Regulatory Requirements
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

•
medical device reporting regulations that require manufacturers to report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and corrections and removal reporting regulations that require manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health; and

•	Post market surveillance.
ReWalk is required by an FDA order under Section 522 of the FFDCA to conduct a postmarket study of the ReWalk device. We launched our postmarket surveillance study with Stanford University during the second quarter of 2016. For more information on the post-market surveillance study, see “Part I. Item 1A. Risk Factors-Risks Related to Government Regulation.”
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
Regulation outside of the U.S.
In addition to the United States regulations, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. In particular, we are subject to regulation in the E.U., which has directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event (i.e. vigilance) reporting for medical devices. Devices that comply with the requirements of a relevant directive are entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directive and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body.” This third party assessment may consist of an audit of the manufacturer’s quality system or specific testing of the manufacturer’s product. We comply with the E.U. requirements and have received the CE mark for all of our ReWalk systems distributed in the E.U.
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
In September 2017, members of the U.S. Congress introduced legislation with the announced intention to repeal and replace major provisions of the PPACA. Although this proposed legislation ultimately failed to pass, Congress succeeded in repealing the PPACA’s individual mandate as part of the U.S. Tax Cuts and Jobs Act of 2017. Thus, in light of the stated policies of the new U.S. presidential administration, and actions of certain members of the U.S. Congress, there is uncertainty with respect to the impact, if any, on the provisions of the PPACA affecting us. While any legislative and regulatory changes will likely take time to develop, and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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
Employees
As of December 31, 2017, we had 65 employees (including full-time and hourly employees), of whom 27 are located in the United States, 26 were located in Israel and 12 were located in Germany. As of December 31, 2016, we had 94 employees, of whom 36 were located in the United States, 41 were located in Israel and 17 are located in Germany, and as of December 31, 2015, we had 87 employees, of whom 32 were located in the United States, 39 were located in Israel and 16 were located in Germany. The majority of our employees are, and have been, engaged in sales and marketing and research and development activities. We do not employ a significant number of temporary or part time employees. The decline in total employees at the end of 2017 versus 2016 is a result of our efforts to reduce operating expenses announced in January 2017. We will continue to evaluate spending and organizational requirements as our business develops.
We are subject to labor laws and regulations within our locations mainly in the U.S. ,Germany and Israel. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. Our employees are not represented by a labor union. We consider our relationship with our employees to be good. To date, we have not experienced any work stoppages.

Financial Information about Geographic Areas and Significant Customer Information

The following table sets forth the geographical breakdown of our revenues for each of the years ended December 31, 2017, 2016, 2015:

	Year Ended December 31,
	2017	2016	2015
Revenues based on customer’s location:
Israel	$—	$—	$—
United States	4,598	3,741	2,439
Europe	3,094	1,144	820
Asia-Pacific	61	984	487
Total revenues	$7,753	$5,869	$3,746

Additional discussion of financial information by reportable segment and geographic area and sales in excess of 10% of total revenues to certain of our customers is contained in Note 12 to our consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report.

Timwell Investment Agreement and Related Transactions

Investment Agreement

On March 6, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Timwell Corporation Limited, a Hong Kong corporation (“Timwell”), pursuant to which we agreed, in return for aggregate gross proceeds to us of $20 million, to issue to Timwell an aggregate of 16,000,000 of our ordinary shares, at a price per share of $1.25, which represents a premium to the closing sale price of our ordinary shares as of March 6, 2018. Timwell will make the investment in three tranches, consisting of $5 million for 4,000,000 shares in the first tranche (the “First Tranche Closing”), $10 million for 8,000,000 shares in the second tranche (the “Second Tranche Closing”) and $5 million for 4,000,000 shares in the third tranche (the “Third Tranche Closing”). On a post-transaction basis, based on 30,006,575 of our ordinary shares outstanding as of March 5, 2018 (excluding ordinary shares issuable upon conversion or exercise of derivative securities owned by other shareholders or shares issued under our equity incentive plans and assuming no changes otherwise to our capitalization), after the First Tranche Closing, the Second Tranche Closing and the Third Tranche Closing, Timwell will beneficially own 11.8%, 28.6% and 34.8% of our ordinary shares, respectively

The First Tranche Closing is subject to the Company having received the approval by our shareholders of the transaction under Rule 5635 of Nasdaq and Israeli law. The Second Tranche Closing is subject to the conditions that, by July 1, 2018, (i) the Company and an affiliate of Timwell will have formed the China JV (as defined below), and (ii) by no later than 20 days after the establishment of the China JV (or as soon thereafter as possible), the China JV and the Company will have executed the License Agreement and Supply Agreement (each as defined below). The Third Tranche Closing is subject to the conditions that, by April 1, 2019, (i) the Company will have provided to the China JV product documentation, component supply access, work instructions, know-how and training, and will have defined quality system requirements necessary for rehabilitation using the Company’s Restore product, and (ii) a China-based manufacturer or agent defined by the China JV will have successfully produced the Company’s Restore product to the quality requirements defined by the Company. The Third Tranche Closing is expected to occur by December 31, 2018, before the April 2019 deadline under the Investment Agreement. The transaction is also subject to other customary closing conditions. The Company plans to include the issuance of the 16,000,000 ordinary shares to Timwell as a proposal for shareholder approval at its 2018 Annual Meeting of Shareholders.

The Company intends to use the net proceeds from the issuances under the Investment Agreement (i) primarily for (a) sales, marketing activities related to market development in our existing markets as well as expanding into China and reimbursement expenses related to broadening third-party payor coverage and (b) research and development costs related to developing our lightweight “soft suit” exoskeleton technology for various lower limb disabilities, including stroke and other indications affecting the ability to walk, (ii) with respect to any remaining proceeds for general corporate purposes.

Lock-up Period

Until 18 months following the Third Tranche Closing, subject to limited exceptions, Timwell may not sell or transfer the ordinary shares purchased under the Investment Agreement (the “Purchased Shares”) except to its affiliates, unless a majority of the directors of our board of directors (the “Board”), excluding any member of our Board nominated or designated by Timwell, approves the transfer. Following this 18-month lock-up period, except for transfers of up to 10% of the shares to third parties who are not competitors of the Company, any sale or transfer of the Purchased Shares must be pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”) or an underwritten public offering. This restriction will terminate if any of the JV Agreement (as defined below), the License Agreement and the Supply Agreement is not executed within 12 months after the First Tranche Closing or is terminated. Timwell may also sell its Purchased Shares pursuant to any third-party tender offer for all of the Company’s ordinary shares.

Board Appointment Rights

Pursuant to the Investment Agreement, Timwell will be entitled upon the First Tranche Closing, and for so long as it maintains a 75% ownership of the Purchased Shares, to designate one nominee to our Board. Following the Third Tranche Closing and for so long as the shareholding requirements of the Purchased Shares above are satisfied, Timwell will be entitled to designate such aggregate number of members of the Board equal to the higher of (i) one, or (ii) the number of Board members affiliated with the Company’s next two largest shareholders at such time.

Standstill and Voting Agreement

Subject to certain limitations set forth in the Investment Agreement, Timwell has agreed not to acquire additional equity securities of the Company and has agreed to customary “standstill” arrangements, pursuant to which it will not take certain actions related to, or knowingly encourage others to take actions related to, business combinations, mergers, tender offers or restructurings, and will refrain from taking certain actions related to the calling of meetings, proxies, proposals, director nominations, voting trusts and other actions of shareholders. Timwell has also agreed to vote its ordinary shares in accordance with the recommendations of our Board on shareholder proposals and Board proposals relating to any change of control, election of directors, amendments to the Company’s organizational documents, director and officer compensation and certain other related matters, provided that the action does not have an disproportionate adverse impact on Timwell’s rights as a shareholder compared to the other shareholders.

Notwithstanding the above, pursuant to the Investment Agreement, Timwell will not be restricted from purchasing shares in open-market transactions after the Third Tranche Closing, so long as Timwell and its affiliates together beneficially own not more than 35% of the outstanding shares of the Company. The standstill will remain in effect for so long as Timwell beneficially owns or has rights to at least 10% of the outstanding ordinary shares of the Company, and the voting agreement will remain in effect for so long as Timwell beneficially owns or has rights to at least 5% of the outstanding ordinary shares of the Company.

Preemptive Rights

The Investment Agreement grants Timwell certain preemptive rights. Following the First Tranche Closing and as long as Timwell holds at least 75% of the aggregate of the then-Purchased Shares at any of the First Tranche Closing, Second Tranche Closing and Third Tranche Closing through the date of determination of the preemptive right under the Investment Agreement, if any, in the event that the Company proposes to offer or sell any new securities other than in a public offering, the Company must first offer Timwell the right to purchase its then-applicable preemptive pro rata fraction of such new securities as calculated based on the terms provided in the Investment Agreement.

Registration Rights Agreement

Pursuant to the Investment Agreement, upon the First Tranche Closing, the Company and Timwell will enter into the form of registration rights agreement attached as Annex A to the Investment Agreement (the “Registration Rights Agreement”), relating to registration under the Securities Act of resales of the Purchased Shares. Pursuant to the Registration Rights Agreement, Timwell and certain permitted transferees will have certain demand and piggyback registration rights with customary indemnification provisions, subject to customary cutbacks on the number of shares to be registered or offered in an underwritten offering where the managing underwriter advises that marketing factors call for a limitation on the number of shares to be registered or offered. The registration rights will terminate upon certain customary triggers, including when Timwell and certain permitted transferees could sell all of their Purchased Shares without restriction pursuant to Rule 144 under the Securities Act.

China JV, License Agreement and Related Agreements

China JV

Pursuant to terms of the joint venture framework agreement, dated March 6, 2018 (the “JV Framework Agreement”), between the Company and RealCan Ambrum Healthcare Industry Investment (Shenzhen) Partnership Enterprise (Limited Partnership), an affiliate of Timwell (“Timwell JV Party”), the Company and Timwell JV Party intend to form a joint venture company in China for the purposes of research and development, assembly, registration, import, operations, sales and marketing of the Company’s products in China (including Hong Kong and Macau) (the “China JV”). Under the JV Framework Agreement, the China JV will be owned 80% by Timwell JV Party and/or other affiliates of the Timwell and Timwell JV Party to be agreed to by the parties in the JV Agreement (“Timwell China Parties”) and 20% by the Company (which ownership by the Company will not be diluted for at least the first five years after the formation of the China JV).

The parties have agreed that they will collaborate to form the China JV by negotiating and signing a JV agreement (the “JV Agreement”), consistent with the terms of the JV Framework Agreement. Pursuant to the JV Framework Agreement, the Company will not compete with the China JV in China (including Macau and Hong Kong), and Timwell JV Party will not compete with the Company anywhere in the world.

As set forth in the JV Framework Agreement, Timwell China Parties will appoint four of the China JV’s directors and the Company will appoint one director. The initial chief executive officer and the initial chief financial officer of the China JV will be appointed by joint agreement of Timwell China Parties and the Company. The Company will have customary minority protection rights, including a requirement that board decisions on specified matters be unanimous, which will survive any public offering of the China JV to the extent permissible. There will also be restrictions in the JV Agreement on the parties’ ability to sell or transfer their shares in the China JV other than to permitted transferees. Timwell China Parties and the Company will have a right of first refusal on proposed sales by the other party, and the Company will have a tag-along right if Timwell JV Party proposes to sell its shares in the China JV. Upon a change in control of the Company, Timwell China Parties will have the right to purchase the shares in the China JV owned by the Company at fair market value. In addition, each party will have the right to purchase the other party’s shares, if the other party proposes to sell its shares to a competitor of the remaining party.

In order for the China JV to maintain exclusive rights in China (including Macau and Hong Kong) to market and sell the Company’s products and the rights to the intellectual property, the China JV will be required to make certain minimum cash payments to the Company of the following amounts: $1.25 million for the first year after formation; $4 million for the second year after formation; $8 million for the third year after formation; an amount increased annually by 15% of the preceding year’s amount for the fourth, fifth and sixth years after formation; an amount increased annually by 10% of the preceding year’s amount for the seventh, eighth and ninth years after formation; and an amount increased between 5% and 8% of the preceding year’s amount for the tenth year after formation onward.

The Company and Timwell JV Party have agreed to use reasonable efforts to form the China JV, to negotiate and execute the JV Agreement on a date that allows reasonable time to ensure the establishment of the China JV no later than July 1, 2018, and to arrange for the China JV and the Company to execute and deliver the License Agreement and the Supply Agreement within 20 days after the establishment of the China JV.

License Agreement

In conjunction with and after formation of the China JV, the Company intends to execute a license agreement (the “License Agreement”) with the China JV with terms and conditions consistent with an agreed set of key terms (the “License Key Terms”). Pursuant to the License Key Terms, the Company will grant to the China JV (a) an exclusive, royalty-bearing, non-sublicensable (except as mutually agreed), non-transferable (except as mutually agreed) license under certain of the Company’s owned intellectual property, (b) an exclusive, royalty-bearing, non-sublicensable, non-transferable sublicense under certain of the Company’s controlled (but not owned) patent rights and (c) a non-exclusive, non-sublicensable, non-transferable sublicense under certain of the Company’s controlled (but not owned) know-how, in each case, solely for use for certain products in the China JV’s business and only in China (including Hong Kong and Macau).

The term of the License Agreement will expire upon expiration of all valid claims of the licensed patents. The License Agreement will also be terminable by the Company or the China JV due to the other party’s material uncured breach and for other events, including that sublicenses under any controlled (but not owned) intellectual property will terminate upon termination of the upstream license. The License Agreement will comply with and be expressly subject and subordinate to all requirements of any upstream license agreements and requirements of applicable law and will contain customary terms and conditions mutually agreed by the parties, including diligence, confidentiality, indemnity and limitation of liability provisions.

Supply Agreement

The Company and Timwell also intend for the China JV and the Company to enter into a supply agreement consistent with an agreed form of supply agreement attached as Annex G to the Investment Agreement (the “Supply Agreement”) pursuant to which the Company will sell its products to the China JV, for resale solely in China (including Macau and Hong Kong). The Supply Agreement will set a target profit margin for the Company on the sale of its products to the China JV, and also shall specify the credit terms to be afforded to the China JV on these sales. The China JV’s rights under the Supply Agreement are conditioned on satisfaction of the minimum cash payments as are specified in the JV Agreement (as described above). The term of the Supply Agreement will be concurrent with the term of the License Agreement, subject to termination provisions and other terms to be agreed to by the parties in the Supply Agreement.

The Investment Agreement and JV Framework Agreement contain a number of representations and warranties that we and Timwell (and its affiliates) have made to each other that are customary in such transactions. Moreover, representations and warranties are frequently utilized in agreements as a means of allocating risks, both known and unknown, rather than to make affirmative factual claims or statements. These representations and warranties are made as of specific dates and are subject to important exceptions and limitations, including a contractual standard of materiality different from that generally applicable under federal securities laws. Accordingly, persons not party to the Investment Agreement or the JV Framework Agreement should not rely on the agreement for any characterization of factual information about us, Timwell or Timwell JV Party.

ITEM 1A. RISK FACTORS

Our business faces significant risks. You should carefully consider all of the information set forth in this annual report and in our other filings with the SEC, including the following risk factors which we face and which are faced by our industry. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks. In that event, the trading price of our ordinary shares would likely decline and you might lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements, as a result of certain factors including the risks described below and elsewhere in this report and our other SEC filings. See also “Special Note Regarding Forward-Looking Statements” on page (iii).

Risks Related to Our Business and Our Industry

We rely on sales of our ReWalk systems and related service contracts and extended warranties for our revenue. We may not be able to achieve or maintain market acceptance of our ReWalk systems or, once approved and commercialized, our lightweight soft suit exoskeleton, or to generate sufficient revenues from these current and future products.

We currently rely, and in the future will rely, on sales of our ReWalk systems and related service contracts and extended warranties for our revenue. Additionally, we are developing and intend to commercialize a lightweight soft suit exoskeleton, designed to support mobility for individuals suffering from other lower limb disabilities, and aim to begin marketing an initial indication for stroke patients in the first half of 2019 after applying for and receiving mandatory regulatory clearances.We have sold only a limited number of ReWalk systems, and market acceptance and adoption depend on educating people with limited upright mobility and health care providers as to the distinct features, ease-of-use, positive lifestyle impact and other benefits of ReWalk compared to alternative technologies and treatments. ReWalk may not be perceived to have sufficient potential benefits compared with these alternatives. Users may also choose other therapies due to disadvantages of ReWalk, including the time it takes for a user to put on ReWalk, the slower pace of ReWalk compared to a wheelchair, the weight of ReWalk when carried, which makes it more burdensome for a companion to transport than a wheelchair, and the requirement that users be accompanied by a trained companion. Also, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend ReWalk until there is sufficient evidence to convince them to alter the treatment methods they typically recommend, such as prominent healthcare providers or other key opinion leaders in the spinal cord injury community recommending ReWalk as effective in providing identifiable immediate and long-term health benefits.

In addition, while several private and national insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases to date, the VA maintains its coverage policy for qualifying veterans across the United States and German insurers Barmer and DGUV have issued broad coverage decisions, no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among third-party payors in the United States. Additionally, health insurance companies and other third-party payors in the future may not deliver adequate coverage or reimbursement for our products. The VA, Barmer or DGUV may cancel or materially curtail their current policy of providing coverage in the United States for qualifying individuals who have suffered spinal cord injury, or we may not place enough units through the VA to make our sales profitable under the VA policy. Additionally, any future government measures to restrict healthcare spending could limit or eliminate our ability to provide products to, and gain revenues from insurance reimbursements. We may be unable to sell ReWalk systems on a profitable basis if third-party payors deny coverage, limit reimbursement or reduce their levels of payment, or if our costs of production increase faster than increases in reimbursement levels. In addition, we may not obtain coverage and reimbursement approvals in a timely manner. Our failure to receive such approvals would negatively impact market acceptance of ReWalk.

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
We have incurred accumulated losses in the amount of $131.2 million as of December 31, 2017 and further losses are anticipated in the development of our business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors also included an explanatory paragraph to their audit opinion relating to our accompanying consolidated financial statements for the fiscal year ended December 31, 2017 regarding the substantial doubts about the Company's ability to continue as a going concern.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under our at-the-market equity offering program (“ATM Offering Program”), other future public or private issuances of securities, including the recently signed private placement of ordinary shares to Timwell, or through a combination of the foregoing. However, we will need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods, including if we cannot make our loan repayments under our loan agreement (the “Loan Agreement” or the “Kreos Loan Agreement”) with Kreos Capital V (Expert Fund) Limited (“Kreos”), or if we cannot raise sufficient funds from equity issuances, such as the ATM Offering Program. If we cannot raise the required funds on acceptable terms, we may be forced to substantially curtail our current operations or cease operations altogether. Further, external perceptions regarding our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations or require us to obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors and suppliers. As such, our failure to continue as a going concern could harm our business, operating results and financial position and severely affect the value of your investment.

We may not have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products, and may need to take advantage of various forms of capital-raising transactions Future equity financings, strategic transactions or borrowings may also further dilute our shareholders or place us under restrictive covenants limiting our ability to operate.
As of December 31, 2017, we had an accumulated deficit in the total amount of $131.2 million, and further losses are anticipated in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations.

We intend to finance operating costs over the next 12 months with existing cash on hand, issuances of equity and/or debt securities, including issuances under the Company's ATM Offering Program, other future public or private issuances of securities, including the recently signed private placement of ordinary shares to Timwell, or through a combination of the foregoing. However, we will need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods, including if we cannot make our loan repayments under our Kreos Loan Agreement, or if we cannot raise sufficient funds from equity issuances, such as the ATM Offering Program. In addition, due to limitations under the rules of Form S-3, which have applied to us since we filed our Form 10-K in February 2017, we may only sell up to approximately $13.7 million in primary offerings under our effective registration statement on Form S-3 (the “Form S-3”), including our ATM Offering Program, during any 12-month period while we remain subject to these limitations. As of the date of this annual report, we have sold approximately $9.3 million in securities under our Form S-3 during the last 12 months, when we were subject to these restrictions. We will recalculate the amount of this limitation if we terminate our ongoing takedown and conduct another takedown under our Form S-3. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Equity Raises.”

To raise additional capital in the public markets, including taking into account the limitation above, we may be required to seek other more costly or time-consuming methods, such as additional offerings on registration statements on Form S-1. We may also conduct fundraising transactions in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of Nasdaq, or other equity raise transactions such as equity lines of credit. We have in the past been, and may in the future be, required to pay advisory fees to investment banks assisting us with financing transactions. In addition to increased capital costs, any such transactions could result in substantial dilution of our shareholders’ interests, transfer control to a new investor and diminish the value of an investment in our ordinary shares. We may also need to pursue strategic transactions, such as joint ventures, in-licensing transactions or the sale of our business or all or substantially all of our assets. These private financings and strategic transactions could require significant management attention, disrupt our business, adversely affect our financial results, be unsuccessful or fail to achieve the desired results. We are in discussions routinely with such possible sources of additional funding. As another alternative, we may choose to refinance up to a substantial portion of our indebtedness under our Kreos Loan Agreement, which we have considered with Kreos from time to time, or borrow additional funds. If we were to carry out these transactions using an investment bank we previously engaged to assist us on a wide range of strategic transactions, we could incur advisory fees determined as a percentage of total proceeds, subject to negotiation for other potentially-owed fees. Agreements governing any borrowing arrangement may contain covenants that could restrict our operations. In sum, if we are unable to obtain additional funds on reasonable terms, it could impair our efforts to develop and commercialize existing and new products and to repay our liabilities as they become due, materially harming our results of operations and financial condition.

The market for medical exoskeletons, including soft suit devices, is new and unproven, and important assumptions about the potential market for our current and future products may be inaccurate.

The market for medical exoskeletons is new and unproven. Accordingly, it is difficult to predict the future size and rate of growth of the market. We cannot be certain whether the market will continue to develop or if medical exoskeletons will achieve and sustain a level of market acceptance and demand sufficient for us to continue to generate revenue and achieve profitability.

We obtained FDA clearance for our ReWalk Personal device in June 2014. This clearance permits us to market the device for use by individuals with spinal cord injury at levels T7 to L5 and for use by individuals in rehabilitation institutions with spinal cord injury at levels T4 to L5. The FDA’s clearance requires users of the device to meet the following criteria: healthy hands and shoulders that can support crutches, healthy bone density, no skeletal fractures, in good general health, ability to stand with a stander device, weight of less than 220 pounds/100 kilograms and height between 5 feet 3 inches and 6 feet 2 inches/1.60 meters and 1.88 meters. Additionally, the FDA clearance contraindicates psychiatric or cognitive conditions that could interfere with a user’s proper operation of the device and various other clinical conditions, including pregnancy, severe concurrent medical diseases, a history of severe neurological injuries other than spinal cord injury, impaired joint mobility, unhealed limbs or pelvic fractures or unstable spine, severe spasticity and significant and chronic loss of joint mobility due to structural changes in non-bony tissue. Future products for those with paraplegia or other mobility impairments or spinal cord injuries, such as our Restore product for stroke patients, may have the same or other restrictions.

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

The NSCISC estimates that as of 2017 there were 285,000 people in the United States living with SCI, and that the annual incidence of SCI cases is approximately 17,500 new cases per year. Based on information from a 2016 report by the NSCISC, 40.6% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Three published ReWalk trials with respect to such eligible SCI patients had an aggregate screening acceptance rate of 79% considering all current FDA limitations, resulting in an estimated 33% of the total population of SCI patents being candidates for current ReWalk products. For more information on our expectations regarding these plans, see “-Our future growth and operating results will depend on our ability to develop and commercialize new products and penetrate new markets” below. For more information regarding the potential market for future products, including our lightweight soft suit exoskeleton, see “Item 1. Business-Market Opportunity.”

We cannot assure you that our estimate regarding our current products is accurate or that our estimate regarding future products will remain the same. FDA or CE mark clearance for such products, if received at all, may contain different limitations from the ones the FDA or EU has placed on the devices we currently market for paraplegia patients. If our estimates of our current or future addressable market are incorrect, our business may not develop as we expect and the price of our securities may suffer.

We may fail to secure or maintain adequate insurance coverage or reimbursement for ReWalk by third-party payors, which risk may be heightened if insurers find ReWalk to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenues that are high enough to allow us to sell our products profitably.

We expect that in the future a significant source of payment for ReWalk systems will be private insurance plans and managed care programs, government programs such as the VA, Medicare and Medicaid, worker’s compensation and other third-party payors. In December 2015, the VA issued a national reimbursement policy for the ReWalk system, which entails the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. Additionally, in September 2017, German insurer Barmer and national social accident insurance provider DGUV each signed a confirmation and letter of agreement regarding the provision of ReWalk systems for all qualifying beneficiaries. However, no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among third-party payors in the United States, although reimbursement may be achieved on a case-by-case basis. To date, payments for our products have been made primarily through case-by-case determinations by third-party payors (including several private insurers in the United States), by self-payors and, to a lesser extent, through the use of funds from insurance and/or accident settlements.

Generally, private insurance companies do not cover or provide reimbursement for any medical exoskeleton products for personal use, including ReWalk Personal, and may ultimately provide no coverage at all. For instance, during 2017 we submitted a proposal to a large U.S. national insurance provider for a broader coverage policy for the ReWalk Personal device. While we believe there was support for a change, the insurer was unable to reach internal consensus and therefore elected not change its existing non-coverage policy. Additionally, there is limited clinical data related to ReWalk, and third-party payors may consider use of ReWalk to be experimental and therefore refuse to cover it. For example, Aetna has determined that certain lower-limb prostheses, including ReWalk, are experimental and investigational because there is inadequate evidence of their effectiveness. Additionally, the majority of independent medical review decisions made following the denial of ReWalk coverage have determined that ReWalk is experimental and/or investigational, citing a lack of clinical data.

Many private third-party payors use coverage decisions and payment amounts determined by the Center for Medicare and Medicaid Services, or the CMS, which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. In the future, we intend to pursue reimbursement coverage from CMS. While we believe that a positive response from CMS will broaden coverage by private insurers, we cannot currently predict how long it would take for us to receive a decision from CMS. Even with a positive decision from CMS regarding ReWalk Personal, future action by CMS or other government agencies may diminish possible payments to physicians, outpatient centers and/or hospitals that purchase ReWalk Rehabilitation, and possible payments to individuals who purchase ReWalk Personal. Additionally, a decision by CMS to provide reimbursement could influence other payors, including private insurers. If CMS declines to provide for reimbursements of ReWalk or if its reimbursement price is lower than that of other payors, ReWalk may not be reimbursed at a cost-effective level or at all. Those private third-party payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for purchase of ReWalk, or use of ReWalk Rehabilitation at a hospital or rehabilitation center. In addition, we expect that the purchase of ReWalk Rehabilitation systems will require the approval of senior management at hospitals or rehabilitation facilities, inclusion in the hospitals’ or rehabilitation facilities’ budget process for capital expenditures, and in the case of ReWalk Personal, fundraising and financial planning or assistance.

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

If we are unable to leverage our sales, marketing and training infrastructure, including in light of our reduced corporate spending, we may fail to increase our sales.

A key element of our long-term business strategy is the continued leveraging of our sales, marketing, training and reimbursement infrastructure, through the training, retaining and motivating of skilled sales and marketing representatives and reimbursement personnel with industry experience and knowledge. Our ability to derive revenue from sales of our products depends largely on our ability to market the products and obtain reimbursements for them. In order to continue growing our business efficiently, we must therefore coordinate the development of our sales, marketing, training and reimbursement infrastructure with the timing of regulatory approvals, decisions regarding reimbursements, and other factors in various geographies. Managing and maintaining our sales and marketing infrastructure is expensive and time consuming, and an inability to leverage such an organization effectively, or in coordination with regulatory or other developments, could inhibit potential sales and the penetration and adoption of ReWalk into both existing and new markets. In addition, in early 2017 we announced our plans to reduce operation expenses by up to 30% compared to 2016, in part through a realignment of and reduction in staffing to match our 2017 business goals. We intend to continue funding field sales, service and training efforts for our ReWalk products. However, certain decisions we make regarding staffing in these areas in our efforts to decrease expenses could have unintended negative effects on our revenues, such as by weakening our sales infrastructure, impairing our reimbursement efforts and/or harming the quality of our customer service. For instance, the number of our staff focused on reimbursement has decreased, and in 2017, we consolidated the functions of two employees that previously focused on reimbursement into the roles of certain executive officers and employees in other departments. Additionally, our Chief Commercial Officer recently passed away in October 2017 and her position was divided between several existing management functions. Throughout 2018, we will continue to evaluate spending to reduce where possible.

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

We have contracted with Sanmina Corporation, a well-established contract manufacturer with expertise in the medical device industry, for the manufacture of all of our products and the sourcing of all of our components and raw materials. Pursuant to this contract, Sanmina manufactures ReWalk, pursuant to our specifications, at its facility in Ma’alot, Israel. We may terminate our relationship with Sanmina at any time upon written notice. In addition, either we or Sanmina may terminate the relationship in the event of a material breach, subject to a 30-day cure period. For our business strategy to be successful, Sanmina must be able to manufacture our products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of Sanmina to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, and potentially have the capabilities to manufacture ReWalk in-house, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business.

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

 Our future growth and operating results will depend on our ability to develop, receive regulatory clearance for and commercialize new products and penetrate new product and geographic markets.

We are currently engaged in research and development efforts to address the needs of patients with mobility impairments besides paraplegia, such as stroke and multiple sclerosis, and, in the future, we plan to address these needs in cerebral palsy Parkinson's disease and elderly assistance. For more information, see “Part I. Item 1. Business - Future Products. In addition to other research and development projects, we collaborate with Harvard University’s Wyss Institute for Biologically Inspired Engineering to design, research and develop lightweight exoskeleton system technologies for lower limb disabilities intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. As part of the collaboration, Harvard has also licensed to us certain of its intellectual property relating to lightweight exoskeleton system technologies for lower limb disabilities. We are obligated to use commercially reasonable efforts to develop products under the license in accordance with an agreed-upon development plan and to introduce and market such products commercially. On March 6 2018, as part of our private placement of ordinary shares to Timwell, a Hong Kong entity, we agreed to collaborate with an affiliate of Timwell in forming a joint venture in China for the purposes of assembly, registration, operations, sales, and marketing of our products in China (including Hong Kong and Macau).

We expect that a portion of our revenues will be derived, in the next few years, from new soft suit exoskeleton products we create for use by individuals suffering from a stroke or multiple sclerosis, and, in later years, from other new products of ours aimed at addressing other medical indications which affect the ability to walk, including cerebral palsy, Parkinson’s disease and elderly assistance. As such, our future results will depend on our ability to successfully develop and commercialize such new products. We cannot ensure you that we will be able to introduce new products, products currently under development and products contemplated for future development for additional indications in a timely manner, or at all. For instance, we have not yet applied for CE mark and FDA clearances for our Restore product for stroke patients and intend to apply for such clearances by the third quarter of 2018 after beginning clinical trials in the first quarter of 2018. We aim to commercialize the system for use by stroke patients in Europe and the United States in the first half of 2019. Obtaining clearance for the Restore product or other soft suit exoskeleton products could involve an extensive and time-consuming process and delay commercialization beyond our planned timetable, and we cannot make any assurances regarding the ultimate timing of FDA or CE mark clearance or commercialization of the Restore product or any future products. For more information on the clearance processes, see “Part I, Item 1. Business-Government Regulation.”

Harvard may also terminate its license agreement with us if we fail to obtain the requisite insurance, become insolvent or do not meet certain developmental milestones with respect to the products we develop using the patents licensed to us. Any such termination of this aspect of the collaboration with Harvard could impair our research and development efforts into lightweight soft suit exoskeleton system technologies for lower limb disabilities. In addition, we may not be able to clinically demonstrate the medical benefits of our products for new indications, we do not yet have any clinical data demonstrating the benefits of our products for indications other than paraplegia and we might not be able to support the economical benefits the new product has for the customer. We may also be unable to gain necessary regulatory approvals to enable us to market new products for additional indications or the regulatory process may be more costly and time consuming than expected.

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

There are several other companies developing technology and devices that compete with ReWalk. Our principal competitors in the medical exoskeleton market consist of Ekso Bionics, Parker Hannifin, Rex Bionics, Cyberdyne, and others. These companies have products currently available for institutional use and in some cases personal use. We expect some of such products to become available for personal use in the next few years. In addition, we compete with alternative devices and alternative therapies, including treadmill-based gait therapies, such as those offered by Hocoma, AlterG, Aretech and Reha Technology. Our competitor base may change or expand as we make efforts to develop and commercialize our soft suit exoskeleton product in the future. These or other medical device or robotics companies, academic and research institutions, or others, may develop new technologies or therapies that provide a superior walking experience, are more effective in treating the secondary medical conditions that we target or are less expensive than ReWalk or future products. Our technologies and products could be rendered obsolete by such developments. We may also compete with other treatments and technologies that address the secondary medical conditions that ReWalk seeks to mitigate.

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

As previously announced, in early 2017 we announced our plans to reduce operation expenses by up to 30% compared to 2016. During 2017 our operating expenses decreased by 20% versus 2016; additionally, our gross profit as a percentage of revenue increased to 40% as compared to 13% in 2016. Over the course of 2017, we reduced the number of employees worldwide from 94 to 65. In 2018, we will continue to evaluate spending to reduce where possible. For more information, see “Part I, Item 1. Business-Employees.”
We intend to continue funding reimbursement efforts, clinical studies to expand data on the effectiveness of the SCI products, field sales, service and training efforts for the ReWalk system and the commercialization pathway for the Restore system. However, if we are unable to cut expenses effectively and decrease our net losses, or if we are otherwise unable to reduce our cash usage from operations, the value of your investment may be adversely affected. Our management has also concluded, and our auditors have added an explanatory paragraph to their audit opinion relating to our accompanying consolidated financial statements for the fiscal year ended December 31, 2017, that there is a substantial doubt about our ability to continue as a going concern.Our ability to continue as a going concern depends upon our accessing the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise the required funds on acceptable terms, we may be forced to substantially curtail our current operations or to cease operations altogether. For more information, see -“ We have concluded that there are substantial doubts as to our ability to continue as a going concern.”

In the event that we default under the Loan Agreement with Kreos, Kreos could foreclose on its lien and take possession over all of our assets.

On December 30, 2015, we entered into the Loan Agreement with Kreos, pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. On January 4, 2016, we drew down $12.0 million and on December 28, 2016, we drew down the remaining $8.0 million. The principal amount of each drawdown was initially repayable monthly over a period of 24 months commencing 12 months after the applicable drawdown date, which period would be extended to 36 months if we raise $20.0 million or more in connection with the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) before the respective 24-month period expires. Interest on each drawdown is payable monthly in arrears at a rate of 10.75% per year from the applicable drawdown date through the date on which all such principal is repaid. In mid-2017, the Company had raised more than $20.0 million and therefore the repayment period was extended by an additional 12 months to 36 months. The outstanding principal was also reduced by $3.0 million in connection with our issuance to Kreos on June 9, 2017 of a $3.0 million secured convertible note (the “Kreos Convertible Note”). The Kreos Convertible Note may be converted into up to 2,523,660 ordinary shares of the Company at a fixed conversion price of $1.268 per share (subject to customary antidilution adjustments in connection with a share split, reverse share split, share dividend, combination, reclassification or otherwise). This amended outstanding principal amount remains subject to repayment in accordance with the terms and conditions of the Loan Agreement and an amended repayment schedule. We may in the future choose to refinance up to a substantial portion of our remaining indebtedness under the Kreos Loan Agreement, including by tying our repayment obligations and amortization schedule to the achievement of certain business milestones, which we have considered with Kreos from time to time.

Pursuant to the Loan Agreement and the Kreos Convertible Note, we granted Kreos a first priority security interest over all of our assets, including intellectual property and equity interests in our subsidiaries, subject to certain permitted security interests. For more information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and “Part II. Item 8.  Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements.” In the event that we are unable to make the interest payments when due under the Loan Agreement or the Kreos Convertible Note or to pay the outstanding principal amount following the termination of the Loan Agreement or the Kreos Convertible Note, Kreos could take actions under the Loan Agreement and seek to take possession of or sell our assets to satisfy our obligations thereunder. Any of these actions would have an immediate material adverse effect on our business, operating results and financial condition.

We utilize independent distributors who are free to market products that compete with ReWalk.

While we expect that the percentage of our sales generated from independent distributors will decrease over time as we continue to focus our resources on achieving reimbursement within our direct markets in the United States in response to the receipt of FDA clearance for ReWalk Personal and in Europe with the CE mark clearance, we believe that a meaningful percentage of our sales will continue to be generated by independent distributors in the future. None of our independent distributors has been required to sell our products exclusively. Our distributor agreements generally have one-year initial terms and automatic renewals for an additional year. If any of our key independent distributors were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our product margins to be lower than if we directly marketed and sold our products.

We are dependent on a single facility for the manufacturing and assembly of our products.

All manufacturing and assembly of our products is conducted at a single facility of our contract manufacturer, Sanmina, located in Ma’alot, Israel. Accordingly, we are highly dependent on the uninterrupted and efficient operation of this facility. If operations at this facility were to be disrupted as a result of equipment failures, earthquakes and other natural disasters, fires, accidents, work stoppages, power outages, acts of war or terrorism or other reasons, our business, financial condition and results of operations could be materially adversely affected. In particular, this facility is located in the north of Israel within range of rockets that have from time to time been fired into the country during armed conflicts with Hezbollah and other armed groups in Lebanon. Although our manufacturing and assembly operations could be transferred elsewhere, either in-house or to an alternative Sanmina facility, the process of relocating these operations would cause delays in production. Lost sales or increased costs that we may experience during the disruption, or a forced relocation, of operations may not be recoverable under our insurance policies, and longer-term business disruptions could result in a loss of customers. If this were to occur, our business, financial condition and operations could be materially negatively impacted. Additionally, our reliance on Sanmina as a contract manufacturer makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

We may receive a significant number of warranty claims or our ReWalk system may require significant amounts of service after sale.

Sales of ReWalk generally include a two-year warranty for parts and services, other than for normal wear and tear. We also provide customers with the option to purchase an extended warranty for up to an additional three years. In the beginning of 2018 we updated our service policy for new devices sold to include 5 years warranty. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated expenditures for parts and services, which could have a material adverse effect on our operating results.

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

In the ordinary course of our business, in the future we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop ReWalk and to pursue new geographic or product markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. For example, we have entered into arrangements with Yaskawa for the distribution of our products in certain Asian markets. We also collaborate with Harvard University’s Wyss Institute for Biologically Inspired Engineering for the research, design, development and commercialization of lightweight exoskeleton system technologies for lower limb disabilities, aimed to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. Additionally, on March 6, 2018, as part of our private placement of ordinary shares to Timwell, a Hong Kong entity, we agreed to collaborate with an affiliate of Timwell in forming a joint venture in China for the purposes of assembly, registration, operations, sales, and marketing of our products in China (including Hong Kong and Macau), and to grant to the joint venture, in accordance with the terms of an agreed form of license agreement, an exclusive license for certain of our patent rights marks and a non-exclusive sublicense for certain Company-controlled know-how. For more information, see “Part I. Item 1. Business-Timwell Investment Agreement and Related Transactions.”

Our arrangements with Yaskawa and Harvard, and our eventual joint venture and license arrangements with Timwell, may not be as productive or successful as we hope.We may also fail to form the joint venture with Timwell for various reasons, including if the joint venture cannot obtain required regulatory approvals.

Additionally, as we pursue these arrangements and choose to pursue other collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships in the future, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement. This could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators. Our collaborators may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. Any such disputes could result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements.

Exchange rate fluctuations between the U.S. dollar, the Euro and the NIS may negatively affect our earnings.

The U.S. dollar is our functional and reporting currency. Since 2015 and throughout 2017, most of our revenues were denominated in U.S. dollars and the remainder of our revenues was denominated in euros and British pound, and most of our expenses were denominated in U.S. dollars and the remaining expenses were denominated in NIS and euros. .Accordingly, any appreciation of the NIS or Euro relative to the U.S. dollar would adversely impact our net loss or net income, if any. For example, we are exposed to the risks that the shekel may appreciate relative to the dollar, or, if the shekel instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the shekel, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected.

We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the shekel against the dollar. For example, while the shekel appreciated against the dollar at a rate of approximately 7% during the fiscal year of 2017, the rate of devaluation of the shekel against the dollar was approximately 1.5% in 2016. In 2017 and 2016, this had the effect of increasing the dollar cost of our operations in Israel. If the dollar cost of our operations in Israel increases once again, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

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
On June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit from the European Union ("E.U."), commonly referred to as "Brexit." On February 8, 2017, the U.K.’s House of Commons approved a bill authorizing the government to start exit talks with the European Union and discussions with the E.U. began in March 2017. While the U.K. and the E.U. are expected to reach an agreement by 2019, political changes in the U.K. following the “Brexit” referendum and other factors leave it unclear when exactly the U.K. will exit and on what terms. The impact on us from Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect the regulation applicable to our business globally and specifically in the region.
As a result of the 2016 referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British pound as compared to the U.S. dollar. A potential devaluation of the local currencies of our international buyers relative to the U.S. dollar may impair the purchasing power of our international buyers and could cause international buyers to decrease their participation in our marketplaces or use of our services.
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

Our business may be materially affected by changes to fiscal and tax policies. Potentially negative or unexpected tax consequences of these policies, or the uncertainty surrounding their potential effects, could adversely affect our results of operations and share price.
The U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was approved by Congress on December 20, 2017 and signed into law by President Donald J. Trump on December 22, 2017. This legislation makes significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “IRC”). Such changes include a reduction in the corporate tax rate from 35% to 21% and limitations on certain corporate deductions and credits, among other changes. In addition, the TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced.
While we have provided a provisional estimate on the effect of the TCJA in our Consolidated Financial Statements the application of accounting guidance for various items and the ultimate impact of the TCJA on our business are currently uncertain. In addition, the final impacts of the TCJA could be materially different from our expectations. For example, adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations. The U.S. Treasury Department, the Internal Revenue Service (the “IRS”), and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. Finally, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. The uncertainty surrounding the effect of the reforms on our financial results and business could also weaken confidence among investors in our financial condition. This could, in turn, have a materially adverse effect on the price of our ordinary shares.

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

Between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired our ordinary shares pursuant and/or traceable to our registration statement on Form F-1 (File No. 333-197344) used in connection with our initial public offering, or our IPO, were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. The actions involve claims under various sections of the Securities Act, against us, certain of our current and former directors and officers, the underwriters of our IPO and certain other defendants.
The four actions commenced in the Superior Court of the State of California, County of San Mateo have been dismissed for lack of personal jurisdiction, and the action commenced in the United States District Court for the Northern District of California has been voluntarily dismissed.

As of February 26, 2018, three actions remain pending, including (i) the two actions commenced in the Superior Court of the Commonwealth of Massachusetts, or Massachusetts State Court, which have been consolidated, and (ii) the action commenced in the United States District Court for the District of Massachusetts, or Massachusetts Federal Court, which was brought in part by certain of the plaintiffs whose actions were dismissed in the Superior Court of the State of California, County of San Mateo. The plaintiffs in the Massachusetts Federal Court action filed a consolidated amended complaint in August 2017 adding claims that certain statements we made after our IPO were materially misleading. In December 2017, the Massachusetts State Court stayed the consolidated Massachusetts State Court actions pending the outcome of the Company’s motion to dismiss in the Massachusetts Federal Court action. In January 2018, the Massachusetts Federal Court reserved judgment of the Company’s motion to dismiss the claims against it.
For more information, see Note 7e to our consolidated financial statements set forth in "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report.

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

Under the medical device reporting (MDR) regulations of the FDA, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, our product or a similar device marketed by us would be likely to cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. Since 2013, we have submitted nine MDRs to report incidents in which ReWalk Personal users sustained falls or fractures; 4 of these were submitted in 2017. The FDA sent us letters requesting additional information relating to these MDRs submitted in 2017, including a request for a failure analysis. We initiated a voluntary correction for the ReWalk device that related to certain use instructions to reduce the risk of fractures and submitted a report to the FDA under 21 CFR Part 806, (“Part 806”). Under Part 806, manufacturers and importers are required to make a report to the FDA of any correction or removal of a device if the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the FFDCA caused by the device which may present a risk to health. We are currently evaluating potential labeling and design modifications to the ReWalk to mitigate the risk of fractures, and believe the implementation of these modifications will trigger the need for a new 510(k).
Additional fractures or other events may occur in the future that may require us to report to the FDA pursuant to the MDR regulations, and/or to initiate a removal, correction, or other action. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer letters, or in an FDA enforcement action, such as a mandatory recall, notification to healthcare professionals and users, warning letter, seizure, injunction, or import alert. Any action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require financial resources and distract management, and may harm our reputation and financial results. In addition, failure to report such adverse events to appropriate government authorities on a timely basis, or at all, could result in enforcement action against us.
U.S. healthcare reform measures and other potential legislative initiatives could adversely affect our business.

Recent political changes in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could substantially impact our business and the medical device industry generally. Certain proposals, if enacted into law, could impose limitations on the prices we will be able to charge for our ReWalk system or any products we may develop and offer in the futire, or the amounts of reimbursement available for such products from governmental agencies or third-party payers. Additionally, any reduction in reimbursement from Medicare or other government-funded federal programs, including the VA, or state healthcare programs could lead to a similar reduction in payments from private commercial payors. The FDA’s policies may also change and additional government regulations may be issued that could prevent, limit or delay regulatory approval of our future products, or impose more stringent product labeling and post-marketing testing and other requirements. For instance, in September 2017, members of the U.S. Congress introduced legislation with the announced intention to repeal and replace major provisions of the PPACA. Although this proposed legislation ultimately failed to pass, Congress succeeded in repealing the PPACA’s individual mandate as part of the U.S. Tax Cuts and Jobs Act of 2017.

The implementation of cost containment measures or other healthcare reforms may thus prevent us from being able to generate revenue, attain profitability or further commercialize our existing ReWalk systems or future ReWalk products. We are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaboration agreements for the further development and commercialization of our programs and products.

While we addressed the observations that FDA cited in a 2015 warning letter related to our mandatory postmarket surveillance study and initiated the study, we are currently experiencing enrollment issues that make our study progress inadequate. Going forward, if we cannot meet certain FDA requirements and enrollment criteria for the study or otherwise satisfy FDA requests promptly, or if our study produces unfavorable results, we could receive additional FDA warnings, which could materially and adversely affect our labeling or marketing efforts.

We are currently conducting an ongoing mandatory FDA postmarket surveillance study on our ReWalk Personal 6.0, which began in June 2016. Before we began the current study, the FDA sent us a warning letter on September 30, 2015, or the September 2015 Warning Letter, threatening of potential regulatory action against us for violations of Section 522 of the Federal Food, Drug, and Cosmetic Act (the “FFDCA”), based on our failure to initiate a postmarket surveillance study by the September 28, 2015 deadline, our allegedly deficient protocol for that study, and the lack of progress and communication regarding the study. Between June 2014 and our receipt of the September 2015 Warning Letter, we had responded late to certain FDA’s requests related to our study protocol. In February 2016, the FDA sent us an additional information request, or the February 2016 Letter, requesting additional changes to our study protocol and asking that we amend the study within 30 days. This letter also discussed the FDA’s request, as further discussed in later communications with the FDA, for a new premarket notification for our ReWalk device, or a special 510(k), linked to what the FDA viewed as changes to the labeling and the device, including to a computer included with the device. In late March 2016, following multiple discussions with the FDA, including an in-person meeting, the FDA confirmed that the agency would permit the continued marketing of the ReWalk device conditioned upon our timely submitting a special 510(k) and initiating our postmarket surveillance study by June 1, 2016. The special 510(k) was timely submitted on April 8, 2016, and the FDA’s substantial equivalence determination was received by us on July 22, 2016, granting us permission to continue marketing the ReWalk device. Additionally, we submitted a protocol to the FDA for the postmarket surveillance study that was approved by the FDA on May 5, 2016.

We began the study on June 13, 2016, with Stanford University as the lead investigational site. In August 2016, the FDA sent us a letter stating that, based on its evaluation of our corrective and preventive actions in response to the September 2015 Warning Letter, it appeared we had adequately addressed the violations cited in the September 2015 Letter. As part of our study, we have provided the FDA with the required periodic reports on the study’s progress, in a few cases with delay, and we intend to continue providing the FDA with periodic reports as required. Through these reports, we have made the FDA aware that due to enrollment issues, we are currently unable to satisfy the target enrollment specified in the study protocol.

As of February 20, 2018, we had four active centers enrolling patients in the study, and there is a fifth site that should complete the process in the second half of 2018. Nine subjects have enrolled in the study, one has completed the study, and two are using the device in the community. This is substantially below the required number of patients included in our study protocol, currently leading the FDA to label our progress as “inadequate.” We are in ongoing communications with the FDA regarding options to address the inadequate progress, including potential modifications to our study protocol to expand the pool of patients and/or decrease the total number of patients. Any such modifications will require approval from the FDA. However, there can be no assurance that the FDA will agree to modify our study or that we will manage to attract the required number of patients under the current requirements, or even with revised requirements. As a result, we may not be able to satisfy the postmarket study requirements. If we cannot meet FDA requirements for the postmarket study or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 59.3% of our revenues in the fiscal year ended December 31, 2017 from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

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

In addition, governmental agencies may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register ReWalk once it is already on the market or otherwise impact our ability to market ReWalk in those countries. The process of complying with these governmental regulations can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of ReWalk. Failure to comply with governmental requirements could result in enforcement actions against us or our products. For example, the FDA could request that we recall our ReWalk Personal 6.0 device. For more information on certain deficiencies previously identified by the FDA in our mandatory post-market surveillance study on our ReWalk Personal 6.0, see “-While we addressed the observations that FDA cited in a 2015 warning letter related to our mandatory postmarket surveillance study and initiated the study, we are currently experiencing enrollment issues that make our study progress inadequate. . . ” above.

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

We, Sanmina and some of our suppliers are required to comply with the FDA’s QSR which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We, Sanmina and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we or our distributors market our products abroad. We continue to monitor our quality management in order to improve our overall level of compliance. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If our facilities or those of Sanmina or our suppliers are found to be in violation of applicable laws and regulations, or if we, Sanmina or our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement or refunds;

•	operating restrictions or partial suspension or total shutdown of production;

•	recalls, withdrawals, or administrative detention or seizure of our products;

•	refusing or delaying requests for 510(k) marketing clearance or approval of pre-market approval applications relating to new products or modified products;

•	rescinding a 510(k) clearance or withdrawing a PMA approval;

•	refusing to provide Certificates for Foreign Government;

•	refusing to grant export approval for our products; or

•	pursuing criminal prosecution.

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

There are a number of federal, state and foreign laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services, or HHS, promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Additionally, the E.U. General Data Protection Regulation (the “GDPR”), which is intended to strengthen and unify data protection and address the export of personal data outside the E.U., will become effective in May 2018. Once effective and implemented, the GDPR will impose more stringent data protection requirements and will provide for greater penalties for noncompliance. With respect to our operations in Europe, the GDPR will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Additionally, if we or any of our service providers are found to be in violation of the promulgated patient privacy rules under HIPAA or, once enforced, the GDPR, we could be subject to civil or criminal penalties, which could be substantial and could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results.

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

As a U.S. public company, we are subject to various regulatory and reporting requirements, including those imposed by the SEC, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations. Additionally, our medical products and manufacturing operations are regulated by the FDA, the European Union and other governmental authorities both inside and outside of the United States. Compliance with the rules and regulations applicable to us as a publicly traded company in the United States and medical device manufacturer has greatly increased, and may continue to increase, our legal, general and administrative and financial compliance costs and has made, and may continue to make, some activities more difficult, time-consuming or costly. Additionally, these regulatory requirements have diverted, and may continue to divert, management’s attention from revenue-generating activities and may increase demands on management’s already-limited resources.

Our management team consists of few employees, as the majority of our employees are engaged in sales and marketing and research and development activities. As part of our previously announced plan to reduce our operating expenses by up to 30% in 2017 as compared to 2016, During 2017 our gross profit as a percentage of revenue increased to 40% as compared to 13% in 2016 and operating expenses decreased by 20% versus 2016.  During 2017, we reduced the number of employees worldwide from 94 to 65. In 2018, we will continue to evaluate spending to reduce where possible. For more information, see “Part I, Item 1. Business-Employees.” In light of such constraints on its time, personnel and finances, our management may not be able to implement programs and policies in an effective and timely manner to respond adequately to the heightened legal, regulatory and reporting requirements applicable to us. In the past, for example, we have not always been able to respond on a timely basis to requests from regulators, although we have not to date experienced any long-term material adverse consequences as a result. For more information, see “-The FDA previously sent us letters regarding potential regulatory action for deficiencies in our mandatory post-market surveillance study on our ReWalk Personal 6.0…” above. Similar deficiencies, weaknesses or lack of compliance with public company, medical device and other regulations could harm our reputation in the capital markets or for quality and safety, negatively affect our ability to maintain our public company status and to develop, commercialize or continue selling our products on a timely and effective basis, and cause us to incur sanctions, including fines, injunctions and penalties.

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

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks, confidentiality and assignment agreements with our employees and certain of our contractors, and confidentiality agreements with certain of our consultants, scientific advisors, and other vendors and contractors. In addition, we rely on trade secret law to protect our proprietary software and product candidates/products in development. For more information, see Part I. Item 1. Business-Intellectual Property.”

The patent position of robotic and exoskeleton inventions can be highly uncertain and involves many new and evolving complex legal, factual, and technical issues. Patent laws and interpretations of those laws, are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or products from competition or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our patent pending applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing and in order to continue reducing operational expenses in 2018, we may invest fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents.

Litigation to establish or challenge the validity of patents, or to defend against or assert against others infringement, unauthorized use, enforceability or invalidity, can be lengthy and expensive and may result in our patents being invalidated or interpreted narrowly and restricting our ability to be granted new patents related to our pending patent applications. Even if we prevail, litigation may be time consuming,force us to incur significant costs, and could divert management’s attention from managing our business while any damages or other remedies awarded to us may not be valuable. In addition, U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to re-examination and review proceedings in the U.S. Patent and Trademark Office. Foreign patents may also be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings may be expensive and could result in the loss of a patent or denial of a patent application, or the loss or reduction in the scope of one or more of the claims of a patent or patent application.

In addition, we seek to protect our trade secrets, know-how, and confidential information that is not patentable by entering into confidentiality and assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors, and other vendors and contractors. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or otherwise fail to prevent disclosure, third-party infringement, or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Enforcing a claim that a third party illegally obtained or is using our trade secrets without authorization may be expensive and time consuming, and the outcome is unpredictable. Some of our employees or consultants may own certain technology which they license to us for a set term. If these technologies are material to our business after the term of the license, our inability to use them could adversely affect our business and profitability.

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
In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclosure information or unwittingly provide access to systems or data. A cyber attack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers, including technical support for our ReWalk devices. While we have certain cybersecurity safeguards in place designed to protect and preserve the integrity of our information technology systems, we have experienced and expect to continue to experience actual or attempted cyber attacks of our IT systems or networks. However, none of these actual or attempted cyber attacks has had a material effect on our operations or financial condition.
Additionally, we have access to sensitive customer information in the ordinary course of business. If a significant data breach occurred, our reputation may be adversely affected, customer confidence may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse effect on us. For more information, see "If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business." above.
We are not able to protect our intellectual property rights in all countries.

Filing, prosecuting, maintaining, and defending patents on each of our products in all countries throughout the world would be prohibitively expensive, and thus our intellectual property rights outside the United States are limited. In addition, the laws of some foreign countries, especially developing countries, such as China, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all countries, or from selling or importing products made using our inventions in the jurisdictions in which we do not have (or are unable to effectively enforce) patent protection. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement may not be as strong as in the United States. These products may compete with our products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, strategic partners, competitors or others in the chain of commerce may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to prevent or detect. For instance, if our planned China JV were to infringe our licensed intellectual property in violation of the Timwell License Agreement, we could face difficulty effectively enforcing our rights in China or elsewhere. For more information on the Timwell License Agreement, see “Part I. Item 1. Business-Timwell Investment Agreement and Related Transactions.”

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

Determining whether a product infringes a patent involves complex legal and factual issues and the outcome of patent litigation is often uncertain. Even though we have conducted research of issued patents, no assurance can be given that patents containing claims covering our products, technology or methods do not exist, have not been filed or could not be filed or issued. In addition, because patent applications can take years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, published applications that initially do not appear to be problematic may issue with claims that potentially cover our products, technology or methods.

Infringement actions and other intellectual property claims brought against us, whether with or without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management, and harm our reputation. We cannot be certain that we will successfully defend against any allegations of infringement. If we are found to infringe another party’s patents, we could be required to pay damages. We could also be prevented from selling our infringing products, unless we can obtain a license to use the technology covered by such patents or can redesign our products so that they do not infringe. A license may be available on commercially reasonable terms or none at all, and we may not be able to redesign our products to avoid infringement. Further, any modification to our products could require us to conduct clinical trials and revise our filings with the FDA and other regulatory bodies, which would be time consuming and expensive. In these circumstances, we may not be able to sell our products at competitive prices or at all, and our business and operating results could be harmed.

We rely on trademark protection to distinguish our products from the products of our competitors.

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademark “ReWalk” in Israel and in the United States and are in the process of registering the trademark “Restore” in the United States and in Israel. In jurisdictions where we have not registered our trademark and are using it, and as permitted by applicable local law, we rely on common law trademark protection. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

Risks Related to the Timwell Investment Agreement and Related Transactions

Existing shareholders will experience substantial dilution from the periodic issuances of ordinary shares to Timwell.

As of March 5, 2018, we had 30,006,575 ordinary shares outstanding. On March 6, 2018, we entered into an investment agreement for a private placement of 16,000,000 of our ordinary shares to Timwell in exchange for total aggregate proceeds of $20 million (at a price of $1.25 per share). Timwell will make the investment in three separate tranches, with the Third Tranche Closing expected to occur by December 31, 2018 and no later than April 1, 2019, subject to specified closing conditions, including the requisite approval of the transaction by our shareholders under Nasdaq rules and Israeli law, the formation of a joint venture, the signing of a license agreement and a supply agreement and the successful production of certain ReWalk products, among others. For more information, see “Part I. Item 1. Business-Timwell Investment Agreement and Related Transactions.” If the applicable closing conditions are met at any or all of the three tranche closings, our existing shareholders will experience substantial incremental dilution, which will significantly diminish the value and voting power of our shareholders’ investment in our ordinary shares.

A small number of our shareholders currently have significant influence over matters requiring shareholder approval, and Timwell, after the issuance of the periodic agreed-upon ordinary shares to it, will have increasing influence over and ultimately possible de facto control over such matters. This could discourage takeover or merger attempts or other actions the shareholders may consider favorable.

As of December 31, 2017, the largest beneficial owners of our shares were Yaskawa, certain entities and individuals affiliated with Vitalife, and Kreos, which is deemed a beneficial owner of our ordinary shares pursuant to its right to acquire ordinary shares upon the exercise of warrants and the conversion of the Kreos Convertible Note, which may be converted at any time, subject to its terms. These holders beneficially owned in the aggregate approximately 18% of our ordinary shares as of December 31, 2017 (taking into account Kreos’s beneficial ownership in the total number of ordinary shares outstanding). As a result, Yaskawa and Vitalife, and, if it were to convert all ordinary shares underlying its convertible note, Kreos, would together have sufficient voting power to influence significantly the outcome of matters requiring shareholder approval. These matters may include:

•	the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;

•approving or rejecting a merger, consolidation or other business combination;

•raising future capital; and

•	amending our Second Amended and Restated Articles of Association, as amended by the First Amendment thereto, or our Articles of Association, which govern the rights attached to our ordinary shares.

In addition, pursuant to the Investment Agreement, we agreed to sell 16,000,000 ordinary shares to Timwell in three separate tranches, subject to specified closing conditions. For more information, see “Part I. Item 1. Business-Timwell Investment Agreement and Related Transactions.” On a post-transaction basis, using the total number of ordinary shares outstanding as of March 6, 2018 (excluding ordinary shares issuable upon conversion or exercise of derivative securities owned by other shareholders or shares issued under our equity incentive plans, and assuming no changes otherwise to our capitalization), after each of the First Tranche Closing, the Second Tranche Closing and the Third Tranche Closing, Timwell will beneficially own 11.76%, 28.57% and 34.78% of our ordinary shares, respectively. Additionally, under the terms of the Investment Agreement, Timwell will be entitled after the First Tranche Closing, subject to maintaining 75% ownership of the Purchased Shares, to designate one nominee to our board. Following the Third Tranche Closing and for so long as the shareholding requirements above are satisfied, Timwell will be entitled to designate such aggregate number of members of the board equal to the higher of (i) one, or (ii) the number of board members affiliated or associated with the Company’s next two largest shareholders at such time. Timwell has agreed to customary “standstill” restrictions and to vote its ordinary shares in accordance with the recommendation of our board on certain matters, provided it maintains a certain percentage of beneficial ownership in our ordinary shares. However, based solely on its board representation and significant ownership position, Timwell will, after each of the various closings, alone possess sufficient voting power to influence significantly, or potentially have de facto control over, the outcome of the above-listed matters requiring shareholder approval.

The concentration of ownership of our ordinary shares among Vitalife, Yaskawa and Kreos currently, and by Timwell in the future, could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our ordinary shares that might otherwise give public float shareholders the opportunity to realize a premium over the then-prevailing market price of our ordinary shares. This concentration of ownership may also adversely affect our share price.

The closings of the three tranches of ordinary shares under the Investment Agreement are subject to various conditions, many of which are outside our control. In addition, we may experience difficulties in forming the China JV. The failure to close issuances under the Investment Agreement and to form the China JV could adversely impact our liquidity and our financial condition.

The contemplated issuance of 16,000,000 ordinary shares to Timwell in exchange for proceeds of $20 million, under the Investment Agreement, represents a significant source of liquidity for the Company. For more information on the Company’s liquidity position, see “Risks Related to Our Business and Our Industry-We may not have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products, and may need to take advantage of various forms of capital-raising transactions….” Additionally, we expect that, once formed, the minimum payments owed by the China JV to us will provide us with a source of ongoing income to supplement our other then-available capital resources. The issuance under the Investment Agreement, which will occur in three tranches, is subject to specified closing conditions, including the requisite approval of the transaction by our shareholders under Nasdaq rules and Israeli law, the formation of a joint venture, the signing of a license agreement and a supply agreement and the successful production of certain ReWalk products, among others. For more information, see “Part I. Item 1. Business-Timwell Investment Agreement and Related Transactions.” While we intend to pursue actively the steps necessary to fulfill all closing conditions to each of the three tranches under the Investment Agreement, some of the conditions are outside of our control and it is possible that certain or all of the closing conditions will not be satisfied. We may not receive the requisite shareholder approval of the Investment Agreement needed to complete the First Tranche Closing for proceeds of $5 million. Even if we do receive such approval, we may experience delays and difficulties working to form the China JV, as required for the Second Tranche Closing for proceeds of $10 million. Additionally, after the Second Tranche Closing, regulatory, competitive and marketing factors may hinder the ability of a China-based manufacturer or agent to successfully produce our Restore product to certain quality requirements, as required for the Third Tranche Closing for proceeds of $5 million. The failure to close any or all of the three tranches could adversely and materially impact our liquidity and financial condition. If the China JV were to fail to incorporate or to operate at a level necessary to make the minimum payments owed to us, we would also lose an additional source of income, which could adversely affect our business and financial condition.

The use of proceeds from the Timwell issuances will be allocated as determined by the Board without shareholder approval.

The proposed use of proceeds from the Timwell issuances described in “Part I. Item 1. Business-Timwell Investment Agreement and Related Transactions” is based on the current expectations of the Company; however, there may be circumstances where, for business reasons, a reallocation of funds may be necessary as determined at the discretion of the Board, and there can be no assurance as to how those funds may be reallocated. Accordingly, shareholders will have to rely upon the judgment of the Board with respect to the use of the proceeds, with only limited information concerning the Board’s specific intentions.

Risks Related to an Investment in Our Ordinary Shares

Sales of a substantial number of ordinary shares by us, our large shareholders and holders of our warrants and other derivative securities, certain of whom may have registration rights, could have an adverse effect on our ordinary shares.
Sales by us or our shareholders of a substantial number of ordinary shares in the public market, or the perception that these sales might occur, could cause the value of our ordinary shares to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.
As of December 31, 2017, 403,804 ordinary shares were issuable pursuant to the exercise of outstanding warrants granted as part of our Series E Preferred investment round in July 2014 at an exercise price of $10.08 and 2,437,500 ordinary shares were issuable pursuant to the exercise of warrants issued in our follow-on offering of ordinary shares and warrants in November 2016, with an exercise price of $4.75. There were also 167,012 ordinary shares issuable pursuant to the exercise of warrants granted to Kreos in connection with the Loan Agreement in January and December 2016, with an exercise price of $9.64, and 2,523,660 ordinary shares issuable pursuant to the conversion of the Kreos Convertible Note at a conversion price of $1.268 per share (subject to customary anti-dilution adjustments).

Additionally, pursuant to our Amended and Restated Shareholders’ Rights Agreement, dated July 14, 2014, with certain of our shareholders, as of December 31, 2017, Yaskawa, as the beneficial owner of approximately 1,561,968 of our ordinary shares, was entitled to require that we register its shares under the Securities Act for resale into the public markets. In our Kreos Convertible Note, we separately undertook to prepare and file with the SEC a registration statement to enable the resale by Kreos of up to 2,523,660 ordinary shares to be issued upon conversion of the note, unless they can otherwise be freely sold using Rule 144 under the Securities Act. We have also agreed to enter into a registration rights agreement with Timwell, after the closing of the first tranche of 4,000,000 shares, to register under the Securities Act its 16,000,000 privately-placed ordinary shares.
All shares sold pursuant to an offering covered by a registration statement would be freely transferable. With respect to the outstanding warrants, there may be certain restrictions on the holders to sell the underlying ordinary shares to the extent they are restricted securities, held by “affiliates” or would exceed certain ownership thresholds. Certain of our largest shareholders,, may also have limitations under Rule 144 under the Securities Act on the resale of certain ordinary shares they hold unless they are registered for resale under the Securities Act. Despite these limitations, if we, our existing shareholders or their affiliates sell a substantial number of the above-mentioned ordinary shares in the public market, the market price of our ordinary shares could decrease significantly. Any such decrease could impair the value of your investment in us.

A decline in the value of our ordinary shares could result in our being characterized as a passive foreign investment company, which would cause adverse tax consequences for U.S. investors.

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Passive income for this purpose generally includes, among other things, certain dividends, interest, royalties, rents and gains from commodities and securities transactions and from the sale or exchange of property that gives rise to passive income. Passive income also includes amounts derived by reason of the temporary investment of funds, including those raised in an offering. In determining whether a non-U.S. corporation is a PFIC, a proportionate share of the income and assets of each corporation in which it owns, directly or indirectly, at least a 25% interest (by value) is taken into account. Based on our gross income and assets, the market price of our ordinary shares, and the nature of our business, we do not believe that we were a PFIC for the taxable year ended December 31, 2017. However, there can be no assurance that we will not be considered a PFIC for 2018 or any taxable year. PFIC status is determined as of the end of the taxable year and depends on a number of factors, including the value of a corporation’s assets and the amount and type of its gross income. Further, because the value of our gross assets is likely to be determined in large part by reference to our market capitalization, there is a significant risk that a decline in the value of our ordinary shares could result in our becoming a PFIC.  For more information on our share price, see “Price Range of Ordinary Shares and Dividend Policy.”

If we are characterized as a PFIC, U.S. Holders (as defined below) may suffer adverse tax consequences, including the following: (i) having gains realized on the sale of our securities treated as ordinary income, rather than as capital gains; (ii) losing the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders; and (iii) having additional taxes equal to the interest charges generally applicable to underpayments of tax apply to distributions by us and the proceeds of sales of our ordinary shares issued in this offering and other offerings. A “U.S. Holder” is defined as follows: a citizen or resident of the United States; a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any state thereof, including the District of Columbia; an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or a trust, if such trust has validly elected to be treated as a United States person for U.S. federal income tax purposes or if (1) a court within the United States is able to exercise primary supervision over its administration and (2) one or more United States persons have the authority to control all of the substantial decisions of such trust. Certain elections exist that may alleviate some of the adverse consequences of PFIC status and would result in an alternative treatment (such as mark-to-market treatment). However, we do not intend to provide the information necessary for U.S. Holders to make qualified electing fund elections if we are classified as a PFIC.

Certain U.S. holders of our ordinary shares may suffer adverse tax consequences if we or any of our non-U.S. subsidiaries are characterized as a “controlled foreign corporation” under Section 957(a) of the IRC.
A non-U.S. corporation is considered a “controlled foreign corporation” (a “CFC”) if more than 50 percent of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders who own stock representing 10 percent or more of the vote or, for the taxable year of a non-U.S. corporation beginning after December 31, 2017 and for taxable years of shareholders with or within which such taxable years of such non-U.S. corporation ends, 10 percent or more of the value on any day during the taxable year of such non-U.S. corporation (“10% U.S. Shareholder”).   Generally, 10% U.S. Shareholders of a CFC are required to include currently in gross income such 10% U.S. Shareholder’s share of the CFC’s “Subpart F income”, a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and certain other new items under the TCJA.  Such 10% U.S. Shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC.
Certain changes to the CFC constructive ownership rules introduced by the TCJA may cause us and our German subsidiary to be treated as CFCs, and may affect holders of our ordinary shares that are United States shareholders.  For 10% U.S. Shareholders, this may result in negative U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the IRC with respect to such shareholder, and being subject to certain reporting requirements with the IRS. Any 10% U.S. Shareholders should consult their own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our ordinary shares and the impact of the TCJA, especially the changes to the rules relating to CFCs.
We may not be able to maintain the listing of our ordinary shares on The Nasdaq Capital Market, which could adversely affect our liquidity and the trading volume and market price of our ordinary shares, and decrease or eliminate your investment.
As previously disclosed, the Company received a notice of deficiency (the “Deficiency Notice”) from Nasdaq on November 10, 2017 indicating that the Company did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b) (“Rule 5550(b)”), and did not meet the alternative $35.0 million market value of listed securities standard (“MVLS”) and $500 thousand net income standard requirements under Rule 5550(b). In the Deficiency Notice, Nasdaq instructed the Company to submit a compliance plan, and stated that, following the submission, Nasdaq could extend the Company’s time to regain compliance with Rule 5550(b) for up to 180 days from November 10, 2017. The Company submitted a compliance plan in December 2017. In a letter to the Company dated January 11, 2018 (the “Update Letter”), Nasdaq agreed to extend the Company’s period to evidence compliance with Rule 5550(b) on the following terms: (i) the Company must file its annual report on Form 10-K for the year ended December 31, 2017 by March 30, 2018, demonstrating compliance as of December 31, 2017; (ii) the Company must show compliance as of March 30, 2018 when it files its quarterly report on Form 10-Q for the quarter ended March 30, 2018 (the “Q1 2018 Form 10-Q”); and (iii) if the Company does not show compliance as of either or both dates, Nasdaq will notify the Company that its ordinary shares will be delisted. As a means of proving its compliance with the shareholders’ equity requirement as of March 30, 2018, the Company would be allowed to show to Nasdaq the effect of transactions subsequent to March 30, 2018 on a pro forma basis. The Company would be permitted to appeal the delisting determination to a Nasdaq Hearings Panel (the “Panel”), and the Company’s ordinary shares would remain listed on The Nasdaq Capital Market pending a decision by the Panel after the hearing.

Given its stockholders’ equity of $3.7 million as of December 31, 2017, the Company is in compliance with the stockholders’ equity requirement as of December 31, 2017. While we believe that, based on information we submitted to Nasdaq in our compliance plan, including our plans for 2018, the Company will show compliance as of March 30, 2018, we can give no assurances regarding our ability to comply as of that date.

Additionally, we face risks regarding our compliance with Nasdaq rules due to the market price of our ordinary shares. Along with meeting the above-discussed requirements of Rule 5550(b), we must satisfy Nasdaq Listing Rule 5550(a)’s (“Rule 5550(a)”) closing bid price per share requirement (as well as certain other requirements). Under Rule 5550(a), if the closing bid price of our ordinary shares for 30 consecutive business days is less than $1.00 per share, Nasdaq will send us a notification of deficiency and may provide us a cure period, after which, if we cannot show compliance, we will become subject to delisting proceedings. Since the first quarter of 2017, our ordinary shares have traded periodically between $1.00 and $2.00, reaching an all-time low of $1.05 throughout the fourth quarter of 2017 and the first quarter of 2018. In the event our share price falls below $1.00, we may be unable to meet the closing bid price per share requirement of Rule 5550(a).

The perception among investors that we are at heightened risk of delisting could negatively affect the market price and trading volume of our ordinary shares. Additionally, if we do not succeed maintaining the listing requirements , our ordinary shares could be delisted from Nasdaq entirely, which could reduce the number of investors willing to hold or acquire our ordinary shares, increase the volatility of the price of such shares and significantly lower the shares’ trading price and volume and trigger potential breaches under our agreements with current or prospective large shareholders. Any of these events could also reduce our liquidity and impair our ability to raise capital.

Future grants of ordinary shares under our equity incentive plans to our employees, non-employee directors and consultants, or sales by these individuals in the public market, could result in substantial dilution, thus decreasing the value of your investment in our ordinary shares, and certain grants may also require shareholder approval.

We have historically used, and continue to use, our ordinary shares as a means of both rewarding our employees, non-employee directors and consultants and aligning their interests with those of our shareholders. As of December 31, 2017, 3,148,318 ordinary shares remained available for issuance to our and our affiliates’ respective employees, non-employee directors and consultants under our equity incentive plans, including 1,846,797 ordinary shares subject to outstanding awards (consisting of outstanding options to purchase 1,277,726 ordinary shares and 569,071 ordinary shares underlying unvested restricted share units (“RSUs”)). For more information, See Note 8b to our consolidated financial statements set forth in "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report.
Additionally, the number of ordinary shares available for issuance under our 2014 Incentive Compensation Plan, or our 2014 Plan, may increase each year due to the operation of an “evergreen” provision previously approved by our shareholders. Pursuant to this provision, the 2014 Plan’s reserve increases on January 1 of each calendar year during the plan’s term by the lesser of (i) 972,000, (ii) 4% of the total number of shares outstanding on December 31 of the immediately preceding calendar year and (iii) an amount determined by our board of directors.
    We previously signed an agreement with a non-employee consultant, who agreed to assist us in commercially promoting and expanding insurance coverage of our ReWalk devices. Although this agreement terminated in May 2017 and was not extended, if we may choose to compensate this consultant for services in an amount equal to those provided for in the expired agreement, the consultant may receive up to ten percent of the increase in our market capitalization following the dates when coverage becomes active under national insurance policies that the consultant secures for us, subject to certain monetary limits. For more information, see Note 8c to our audited consolidated financial statements set forth in "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report. If we opt to pay the consultant in ordinary shares, we may need to seek shareholder approval pursuant to the rules of Nasdaq, potentially due to the size of an issuance or an insufficient number of ordinary shares available for issuance under our 2014 Plan. Any such issuance, or the perception that we will make issuances when we solicit shareholder approval, could substantially dilute existing shareholders and materially decrease the value of an investment in our ordinary shares. Additionally, to the extent registered on a Form S-8, ordinary shares granted or issued under our equity incentive plans will, subject to vesting provisions, lock-up restrictions and Rule 144 volume limitations applicable to our “affiliates,” be available for sale in the open market immediately upon registration. Sales of a substantial number of the above-mentioned ordinary shares in the public market could result in a significant decrease in the market price of our ordinary shares and have a material adverse effect on an investment in our ordinary shares.

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

Our ordinary shares were first publicly offered in our initial public offering in September 2014, at a price of $12.00 per share, and our ordinary shares have subsequently traded as high as $43.71 per share and as low as $1.05 per share through February 8, 2018. The market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors. Moreover, while there is no established public trading market for the warrants offered in our follow-on public offering completed in November 2016, and we do not expect one to develop, our ordinary shares will be issuable pursuant to exercise of these warrants. Because the warrants are exercisable into our ordinary shares, volatility or a reduction in the market price of our ordinary shares could have an adverse effect on the trading price of the warrants. Factors which may cause fluctuations in the price of our ordinary shares include, but are not limited to:

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

If we do not meet the expectations of equity research analysts, if they do not continue to publish research or reports about our business or if they issue unfavorable commentary or downgrade our ordinary shares, the price of our ordinary shares could decline. Additionally, we may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our ordinary shares to decline in value.

The trading market for our ordinary shares relies in part on the research and reports that equity research analysts publish about us and our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our results of operations are below the estimates or expectations of public market analysts and investors, our share price could decline. Moreover, the price of our ordinary shares could decline if one or more securities analysts downgrade our ordinary shares or if those analysts issue other unfavorable commentary or do not publish research or reports about us or our business. During 2017, certain of our regular analysts stopped producing reports and commentary about our business. From time to time, we have also faced difficulty accurately projecting our earnings and have missed certain of our publicly announced guidance. If our financial results for a particular period do not meet our guidance or if we reduce our guidance for future periods, the market price of our ordinary shares may decline.

We are an “emerging growth company” and “smaller reporting company,” and we cannot be certain whether the reduced requirements applicable to emerging growth companies and smaller reporting companies will make our ordinary shares less attractive to investors.

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

We will remain an emerging growth company until the earliest of: (a) the last day of our fiscal year during which we have total annual gross revenues of at least $1.07 billion; (b) the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

We are also a “smaller reporting company” under the rules of the Securities Act and the Exchange Act. As a result, in addition to the exemptions available to us as an “emerging growth company,” we may choose to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we are not required to provide market risk disclosures, a contractual obligations table in our management’s discussion and analysis of our financial condition and results of operations or selected financial data in our annual report. Additionally, even if we cease to be an emerging growth company as noted above, as long as we continue to be a smaller reporting company, we will not be obligated to follow the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and may continue to use the reduced compensation disclosure obligations (but not the exemptions relating to shareholder voting) available to emerging growth companies. We will remain a smaller reporting company until the last day of the fiscal year in which the aggregate market value of ordinary shares held by non-affiliated persons and entities (known as our “public float”) was at least $75.0 million as of the last business day of the second quarter of that year.

We cannot predict or otherwise determine if investors will find our securities less attractive as a result of our reliance on exemptions under the JOBS Act or as a smaller reporting company. If some investors find our securities less attractive as a result, there may be a less active trading market for our ordinary shares and the price of our ordinary shares may be more volatile.

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

Our technology development and quality headquarters, which houses substantially all of our research and development and our core research and development team, including engineers, machinists, researchers, and clinical and regulatory personnel, as well as the facility of our contract manufacturer, Sanmina, are located in Israel. Many of our employees, directors and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, Hamas (an Islamist militia and political group in the Gaza Strip), Hezbollah (an Islamist militia and political group in Lebanon) and other armed groups. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could materially and adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. In particular, an interruption of operations at the Tel Aviv airport related to the conflict in the Gaza Strip or otherwise could prevent or delay shipments of our components or products. Although we maintain inventory in the United States and Germany, an extended interruption could materially and adversely affect our business, financial condition and results of operations.

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

Some of our operations in Israel, referred to as “Beneficiary Enterprises,” carry certain tax benefits under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law. Substantially all of our future income before taxes can be attributed to these programs. If we do not meet the requirements for maintaining these benefits or if our assumptions regarding the key elements affecting our tax rates are rejected by the tax authorities, they may be reduced or cancelled and the relevant operations would be subject to Israeli corporate tax at the standard rate. In addition to being subject to the standard corporate tax rate, we could be required to refund any tax benefits that we may receive in the future, plus interest and penalties thereon. Even if we continue to meet the relevant requirements, the tax benefits that our current “Beneficiary Enterprises” receive may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, as all of our Israeli operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by way of acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. For a discussion of our current tax obligations, see “Part 2. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have received Israeli government grants for certain of our research and development activities and we may receive additional grants in the future. The terms of those grants restrict our ability to manufacture products or transfer technologies outside of Israel, and we may be required to pay penalties in such cases or upon the sale of our company.

From our inception through December 31, 2017, we received a total of $1.77 million from the IIA. We may in the future apply to receive additional grants from the IIA to support our research and development activities. With respect to such grants we are committed to pay royalties at a rate of 3.0% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even after payment in full of these amounts, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research, Development and Technological Innovation Law, 1984, or the R&D Law, and related regulations, with respect to those past grants. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and of the manufacturing or manufacturing rights of such products, technologies or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approvals at all.

We believe that there are provisions of the contemplated Timwell License Agreement that constitute transfers subject to IIA approval, and therefore the License Agreement Key Terms provide that the grant of the license will be conditioned upon the receipt of such approval. The IIA approval, if granted, may be conditioned on our payment of a portion of the consideration that we receive from the Joint Venture. Such payment is generally capped at six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that we commit to retain our R&D activities in Israel after the transfer). Pursuant to relatively new IIA guidelines, we may be able to pay the IIA in the form of royalties on payments received under the license. The License Agreement Key Terms provide that the China JV will reimburse us for 50% of any royalty payments to the IIA, with such reimbursement by the China JV capped at an aggregate amount of $2 million; we will bear any sums due to the IIA in excess of this cap.

Because we believe that the Timwell License Agreement will not constitute a transfer of all our know-how developed with IIA funding, the IIA restrictions and requirements for payment may impair our ability in the future to sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the consideration available to our shareholders in a future transaction involving the transfer outside of Israel of technology or know-how developed with IIA funding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the IIA.

In addition to the above, any non-Israeli citizen, resident or entity that, among other things, (i) becomes a holder of 5% or more of our share capital or voting rights, (ii) is entitled to appoint one or more of our directors or our chief executive officer or (iii) serves as one of our directors or as our chief executive officer (including holders of 25% or more of the voting power, equity or the right to nominate directors in such direct holder, if applicable) is required to notify the IIA and undertake to comply with the rules and regulations applicable to the grant programs of the IIA, including the restrictions on transfer described above. Such notification will be required in connection with the investment being made by Investor.

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

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.

In recent years, certain Israeli issuers listed on United States exchanges have been faced with governance-related demands from activist shareholders, unsolicited tender offers and proxy contests. Responding to these types of actions by activist shareholders could be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

Square feet(approximate)
Marlborough, Massachusetts	11,850
Yokneam, Israel	11,500
Berlin, Germany	484
Total	23,834

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

Dismissed Actions:

•
On September 20, November 3, November 9, and November 10, 2016, respectively, four putative class actions on behalf of alleged shareholders that purchased or acquired the Company’s ordinary shares pursuant and/or traceable to the registration statement used in connection with the Company’s initial public offering (the “IPO”) were commenced in the Superior Court of the State of California, County of San Mateo. The actions were filed against the Company, certain of the Company’s current and former directors and officers, and the underwriters of the Company’s IPO. These actions are referred to as the “California State Court Actions.” The complaints in the California State Court Actions asserted various claims under the Securities Act. Each of the California State Court Actions was dismissed for lack of personal jurisdiction in January 2017.

•
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

Pending Actions:

•
On or about October 31, 2016, a class action with claims substantially similar to the California State Court Actions was commenced in the Massachusetts Superior Court, Suffolk County, by a different plaintiff (Civ. Action No. 16-3336), alleging claims under Section 11 of the Securities Act against the Company, certain of the Company’s current and former directors and officers, and the underwriters of the Company’s IPO, and alleging claims under Section 15 of the Securities Act against the Company and certain of the Company’s current and former directors and officers.

•
On or about November 30, 2016, a substantially similar class action was commenced in the Massachusetts Superior Court, Suffolk County, by a different plaintiff (Civ. Action No. 16-3670) alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the action commenced on October 31, 2016, and also alleging claims under Section 12(a)(2) of the Securities Act against the Company, certain of the Company’s current and former directors and officers, and the underwriters of the Company’s IPO. This action was ordered consolidated in the Massachusetts Superior Court, Suffolk County on January 9, 2017 with the action commenced on October 31, 2016, and the two actions are referred to as the “Consolidated Massachusetts State Court Actions.” The plaintiffs in the Consolidated Massachusetts State Court Actions filed a consolidated amended complaint on March 20, 2017. The Company moved to dismiss the Consolidated Massachusetts State Court Actions on June 2, 2017. On December 6, 2017, at a hearing to address the motion to dismiss of the non-U.S. defendants, the court, in light of the pending argument of the motion to dismiss in the Massachusetts Federal Court Action (as defined below), reconsidered its previous decision denying a stay and, subsequently entered an order staying the action.

•
On or about January 31, 2017, a substantially similar class action was commenced in the United States District Court for the District of Massachusetts (Case No. 1:17-cv-10169) by four of the same plaintiffs who commenced the California State Court Actions, and two additional plaintiffs, alleging claims under Sections 11 and 12(a)(2) of the Securities Act against the Company, certain of the Company’s current and former directors and officers, and the underwriters of the Company’s IPO, and alleging claims under Section 15 of the Securities Act against certain of the Company’s current and former directors and officers. This action is referred to as the “Massachusetts Federal Court Action.” The plaintiffs in the Massachusetts Federal Court Action filed a consolidated amended complaint on August 9, 2017. The Company subsequently moved to dismiss. On January 19, 2018, the court held oral argument on the motion to dismiss. On February 23, 2018, the court entered an order denying the motion to dismiss for certain defendants only with respect to their motion seeking dismissal for failure to timely serve the complaint and indicated that it will address the substantive grounds for dismissal raised by all defendants at a later date.

The complaints in all of the actions listed above allege that the Company’s registration statement used in connection with its IPO failed to disclose that the Company was unprepared or unable to comply with certain regulatory special controls and to provide the FDA with a postmarket surveillance study on the Company’s ReWalk Personal device, and that, as a result of such alleged omission, the plaintiffs suffered damages. The Massachusetts Federal Court Action also alleges that certain statements issued by the Company after its IPO are materially misleading because they omitted certain information. The Company believes that the allegations made in the complaints are without merit and intends to defend itself vigorously against the complaints relating to the three pending actions.

Based on information currently available and the early stage of the litigation, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in the Company's consolidated balance sheets as of December 31, 2017. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

For more information, see the information in Note 2t and Note 7e to the Company’s consolidated financial statements set forth in "Part II, Item 8. Financial Statements and Supplementary Data" of this annual report.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares began trading publicly on The Nasdaq Global Market on September 12, 2014 under the symbol “RWLK” and were transferred for listing on The Nasdaq Capital Market effective May 25, 2017. The following table sets forth, for the periods indicated, the high and low sales prices of our ordinary shares as reported by the Nasdaq.

	High	Low

2017
Fourth quarter 2017	$1.60	$1.05
Third quarter 2017	$2.00	$1.30
Second quarter 2017	$3.20	$1.10
First quarter 2017	$3.60	$1.85
2016
Fourth quarter 2016	$6.50	$2.55
Third quarter 2016	$7.85	$5.55
Second quarter 2016	$10.79	$6.00
First quarter 2016	$15.81	$7.41

As of February 1, 2018, there were 32 record holders of our ordinary shares.

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

Israeli Taxes Applicable to U.S. Holders
A non-Israeli resident who derives capital gains from the sale of shares in an Israeli resident company that were purchased after the company was listed for trading on a stock exchange outside of Israel will be exempt from Israeli tax so long as the shares were not held through a permanent establishment that the non-resident maintains in Israel. A partial exemption may be available for non-Israeli resident shareholders who acquired their shares prior to the issuer’s initial public offering.
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

In some instances where our shareholders may be liable for Israeli tax on the sale of their ordinary shares, the payment of the consideration may be subject to the withholding of Israeli tax at source. If the above exemptions from capital gains tax are not available, individuals will be subject to a 25% tax rate on real capital gains derived from the sale of shares as long as the individual is not a substantial shareholder of the corporation issuing the shares (in which case the individual will be subject to a 30% tax rate), and corporations will be subject to a 24% corporate tax rate for 2017. Under an amendment enacted in December 2016 to the Israel Income Tax Ordinance 1961-5721, or the ordinance, the corporate tax rate will decrease to 23% for 2018 and thereafter. A substantial shareholder is generally a person who alone or together with such person’s relative or another person who collaborates with such person on a permanent basis, holds, directly or indirectly, at least 10% of any of the means of control of the corporation, including the right to vote, receive profits, nominate a director or an executive officer, receive assets upon liquidation, or order someone who holds any of the aforesaid rights how to act, regardless of the source of such right. A substantial shareholder will be subject to tax at a rate of 30% in respect of capital gains derived from the sale of shares issued by a corporation in which he or she is a substantial shareholder. The determination of whether the individual is a substantial shareholder will be made on the date on which the securities are sold. In addition, the individual will be deemed to be a substantial shareholder if at any time during the 12 months preceding the date of sale he or she was a substantial shareholder.
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
As of January 1, 2013, shareholders who are individuals with a taxable income that exceeds NIS 800,000 in a tax year (linked to the Israeli consumer price index each year, which equaled NIS 807,143 in the 2017 tax year) will be subject to an additional tax, referred to as High Income Tax, at the rate of 2% on their taxable income for such tax year that is in excess of such threshold. For this purpose, taxable income includes taxable capital gains from the sale of our shares and taxable income from dividend distributions. Under an amendment enacted in December 2016 to the ordinance, for 2017 and thereafter the rate of High Income Tax will increase to 3% and will be applicable to annual income exceeding NIS 640,000 (linked to the Israeli consumer price index each year), which equaled 641,880 in 2018.
If the above exemptions from capital gains tax are not available, corporations will be subject to the corporate tax rate (24% in 2017 and 23% thereafter) on capital gains derived from the sale of shares.

Stock Performance Graph

The following stock performance graph represents the cumulative total shareholder return for the period September 12, 2014 (the date upon which trading of our ordinary shares commenced) through December 31, 2017 for our ordinary shares, compared to the Nasdaq Composite Index and the Nasdaq Medical Equipment Index. The returns shown in the graph below may not be indicative of future performance.

  *$100 invested on 9/12/14 in stock or 8/31/14 in index, including reinvestment of dividends.
Fiscal year ending December 31.

The above stock performance graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act and the Exchange Act except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Recent Sales of Unregistered Securities

On March 6, 2018, we entered into the Investment Agreement with Timwell for a private placement of 16,000,000 of our ordinary shares, in exchange for total aggregate proceeds of $20 million (at a price of $1.25 per share). The investment will be made by Timwell in three tranches, including $5 million for 4,000,000 shares in the first tranche, $10 million for 8,000,000 shares in the second tranche and $5 million for 4,000,000 shares in the third tranche. For more information, see “Part I. Item 1. Business-Timwell Investment Agreement and Related Transactions.”

We believe that the issuance under each of the tranches will be exempt from registration under the Securities Act in reliance on Regulation S or pursuant to Section 4(a)(2) of the Securities Act regarding transactions by an issuer, in each case, involving offers and sales of securities outside the United States with no directed selling efforts or not involving a public offering, respectively. Timwell represented its knowledge and financial sophistication as an investor and its intention to acquire the ordinary shares for investment only and not with a view to, or in connection with, the distribution thereof. No general advertising or solicitation has been used in offering, or will be used in selling, the ordinary shares, and the shares were offered only to Timwell, a non-U.S. entity, in a transaction outside the United States.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial data, which is derived from our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. The selected consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015 and the selected consolidated balance sheet data as of December 31, 2017, and 2016 are derived from our audited consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report. The selected consolidated statement of operations data for the years ended December 31, 2014 and December 31, 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 has been derived from our audited consolidated financial statements not included in this annual report.
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

	Year ended December 31
	(In thousands, except share and per share data)
	2017	2016	2015	2014	2013
Revenues	$7,753	$5,869	$3,746	$3,951	$1,588
Cost of revenues	4,652	5,133	3,532	4,106	2,017
Expense related to settlement of BIRD Foundation grants	—	—	—	466	—
Gross profit	3,101	736	214	(621)	(429)

Operating expenses:
Research and development, net	6,042	9,028	5,937	8,563	2,463
Sales and marketing	11,360	13,961	13,056	7,389	4,091
General and administration	7,691	8,188	6,395	3,352	1,762

Total operating expenses	25,093	31,177	25,388	19,304	8,316

Operating loss	(21,992)	(30,441)	(25,174)	(19,925)	(8,745)

Loss on extinguishment of debt	313	—	—	—	—
Financial expenses, net	2,293	2,059	188	1,698	3,410

Loss before income taxes	(24,598)	(32,500)	(25,362)	(21,623)	(12,155)
Income taxes	119	3	53	45	22

Net loss	$(24,717)	$(32,503)	$(25,415)	$(21,668)	$(12,177)

Net loss per ordinary share, basic and diluted	$(1.22)	$(2.47)	$(2.10)	$(6.34)	$(74.53)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	20,214,895	13,178,107	12,115,038	3,766,694	185,688

	As of December 31,
	(in thousands)
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$14,567	$23,678	$17,689	$41,829	$8,860
Total assets	22,863	31,763	25,574	47,665	11,059

Accumulated deficit	(131,220)	(106,492)	(73,989)	(48,574)	(26,906)
Total shareholders’ equity	$3,707	$8,260	$20,920	$43,853	$5,631
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
Overview
We are an innovative medical device company that is designing, developing and commercializing exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. We have developed and are continuing to commercialize ReWalk, an exoskeleton that uses our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement. Additionally, we are developing and intend to commercialize a lightweight soft suit exoskeleton, designed to support mobility for individuals suffering from other lower limb disabilities such as stroke, multiple sclerosis, cerebral palsy, Parkinson's disease and elderly assistance.
We have in the past generated and in the future expect to generate revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist for electronic exoskeleton technologies such as ReWalk, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the Veterans' Administration (the “VA”) issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. Additionally, to date several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases, and in September 2017, each of German insurer BARMER GEK ("Barmer") and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), signed a confirmation and letter of agreement, respectively, regarding the provision of ReWalk systems for all qualifying beneficiaries. In February 2018, the head office of German statutory health insurance, or SHI, Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal 6.0 Exoskeleton System in the German Medical Device Directory. This decision means that ReWalk will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis.
We have incurred net losses and negative cash flow from operations since inception and anticipate this to continue in the near term. In early 2017 we initiated a process to reduce expenses by up to 30% as compared to 2016. During 2017 our gross profit as a percentage of revenue increased to 40% as compared to 13% in 2016 and operating expenses decreased by 20% versus 2016. In 2018 we will continue to evaluate spending to reduce where possible while continuing to focus resources on achieving commercial reimbursement coverage decisions, commercialization activities, clinical studies including the FDA 522 postmarket study and the Restore clinical studies to support regulatory clearance and activities to commercialize the Restore device for stroke patients in the first half of 2019.

Components of Our Statements of Operations
Revenues
We currently rely, and in the future will rely, on sales and rentals of our ReWalk systems and related service contracts and extended warranties for our revenue. Our revenue is generated from a combination of third-party payors, institutions and self-payors, including private and government employers. Payments for our products by third party payors have been made primarily through case-by-case determinations. Third-party payors include, without limitation, private insurance plans and managed care programs, government programs including the US Department of Veterans Affairs, worker's compensation and Medicare and Medicaid. We expect that third-party payors will be an increasingly important source of revenue in the future. In December 2015, the VA issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury.
All of our ReWalk systems sold until the end of the current year are covered by a two-year warranty from the date of purchase, which is included in the purchase price. We offer customers the ability to purchase, any time during the initial warranty period, an extended warranty for up to three additional years. Both warranties cover all elements of the ReWalk system, including the batteries, other than normal wear and tear. In the beginning of 2018 we updated our service policy for new devices sold to include a five-year warranty.

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

Operating Expenses
Research and Development Expenses, Net
Research and development expenses, net consist primarily of salaries, related personnel costs including share-based compensation, supplies, materials and expenses related to product design and development, clinical studies, regulatory submissions, patent costs, sponsored research costs and other expenses related to our product development and research programs. We expense all research and development expenses as they are incurred. We believe that continued investment in research and development is crucial to attaining our strategic product objectives.
Research and development expenses are presented net of the amount of any grants we receive for research and development in the period in which we receive the grant. We previously received grants and other funding from the BIRD Foundation and the Israel Innovation Authority, or “IIA” (formerly known as the Office of the Chief Scientist). Certain of those grants require us to pay royalties on sales of ReWalk systems, which are recorded as cost of revenues. We may receive additional funding from these entities or others in the future. See “Grants and Other Funding” below.
Sales and Marketing Expenses
Our sales and marketing expenses consist primarily of salaries, related personnel costs including share-based compensation for sales, marketing and reimbursement personnel, travel, marketing and public relations activities and consulting costs. Also included in the sales and marketing expenses are the costs associated with our reimbursement activities in the United States and Germany.
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

As described above in “Part I. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Unregistered Sales of Equity Securities”, on December 30, 2015 we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. In connection with the Loan Agreement we issued to Kreos a warrant to purchase up to 119,295 of our ordinary shares at an exercise price of $9.64 as we drew down $12.0 million under the Loan Agreement, which amount was increased to 167,012 ordinary shares upon an additional drawdown of $8.0 million. On June 9, 2017, $3.0 million of the outstanding principal amount was extended by an additional three years with the same interest rate and became subject to repayment in accordance with, and subject to the terms of, the Kreos Convertible Note.
For further discussion of the Loan Agreement with Kreos, see “-Liquidity and Capital Resources” below and also Note 6 to our audited consolidated financial statements below.

Taxes on Income
As of December 31, 2017, we had not yet generated taxable income in Israel. As of that date, our net operating loss carry forwards for Israeli tax purposes amounted to approximately $108.6 million. After we utilize our net operating loss carry forwards, we are eligible for certain tax benefits in Israel under the Law for the Encouragement of Capital Investments, 1959. Our benefit period currently ends ten years after the year in which we first have taxable income in Israel provided that the benefit period will not extend beyond 2024.
Our taxable income generated outside of Israel will be subject to the regular corporate tax rate in the applicable jurisdictions. As a result, our effective tax rate will be a function of the relative proportion of our taxable income that is generated in those locations compared to our overall net income.
Grants and Other Funding
BIRD Foundation and AO&P
In July 2009, we entered into a grant agreement with the BIRD Foundation and Allied Orthotics & Prosthetics Inc., or the AO&P. AO&P was the distributor of our products at the time. We received $500 thousand and AO&P received $60 thousand. The agreement with the BIRD Foundation required us to pay a royalty at a rate of 5% on sales of ReWalk systems and related services. The repayment requirement is equal to the amount of the grant multiplied by an increasing contractual percentage in an amount up to 150%.
Under the agreement AO&P is responsible for repayment of its grant. However, pursuant to the agreement, we are required to make any payments on which AO&P defaults. As of December 31, 2015 and through December 31, 2017, there was no contingent liability to the BIRD Foundation.
In 2014, we recorded an expense of $466 thousand as a settlement for the prepayment, at a discount, of amounts due under the agreement.
Israel Innovation Authority (formerly known as Office of the Chief Scientist)
From our inception through December 31, 2017 we have received a total of $1.77 million in funding from the IIA, $1.37 million of which are royalty-bearing grants, while $400 thousand were received in consideration for an investment in our preferred shares. Out of the royalty-bearing grants received, we have paid royalties to the IIA in the total amount of $50 thousand. We may apply to receive additional grants to support our research and development activities in 2017. The agreements with IIA require us to pay royalties at a rate of 3%-3.5% on sales of ReWalk systems and related services up to the total amount of funding received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. If we transfer IIA-supported technology or know-how outside of Israel, we will be liable for additional payments to IIA depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. As of December 31, 2017, the aggregate contingent liability to the IIA was $1.4 million. For more information, see “Part I, Item 1A. Risk Factors-We have received Israeli government grants for certain of our research and development activities and we may receive additional grants in the future. The terms of those grants restrict our ability to manufacture products or transfer technologies outside of Israel...”

Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues
Our revenues for 2017 and 2016 were as follows (dollars in thousands, except unit amounts)

	Years Ended December 31,
	2017	2016
Personal units placed	103	109
Rehabilitation units placed	4	10
Total units placed	107	119
Personal unit revenues	$7,463	$5,197
Rehabilitation unit revenues	$290	$672
Revenues	$7,753	$5,869

Revenues increased by $1.9 million, or 32%, during 2017 compared to 2016 driven by our increased sales of ReWalk Personal devices of $2.3 million, or 44%, offset by decrease in revenues from ReWalk Rehabilitation units of $382 thousand, or 57% during 2017 compared to 2016, The increase in revenue was primarily due to sales mix, including higher sales to the VA for use in an ongoing clinical study, reaching, as of December 31, 2017, 60 units placed as part of the study since its inception in the fourth quarter of 2015, and an increase in conversion of rental units into purchases.
In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the Restore device to rehabilitation institutes.
Gross Profit
Our gross profit for 2017 and 2016 were as follows (in thousands):

	Years Ended December 31,
	2017	2016
Gross profit	$3,101	$736

Gross profit was 40% of revenue for 2017, compared to gross profit of 13% of revenue for 2016. The increase in gross profit was driven by sales mix, the increase in the conversion of rental units into purchases, our cost reduction efforts and lower product costs.
We expect our gross profit to gradually improve as we increase our sales volumes and decrease the product manufacturing costs, which may be partially offset by potential price increases.

Research and Development Expenses, Net
Our research and development expenses, net for 2017 and 2016 were as follows (in thousands):

	Years Ended December 31,
	2017	2016
Research and development expenses, net	$6,042	$9,028

Research and development expenses, net, decreased by $3.0 million, or 33%, during 2017 compared to 2016. The decrease in expenses is primarily attributable to a one-time charge of $1.1 million recorded in 2016 related to the Collaboration Agreement and License Agreement with Harvard,  grants received from the IIA which were credited to research and development expenses, and a decrease in personnel costs and personnel-related costs as a result of our cost reduction efforts, partially offset by an increase in costs related to development of the Restore device.
We intend to focus our research and development expenses in the near term primarily on the Restore system for stroke patients and in the longer term on a “soft suit” exoskeleton for additional indications affecting the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance and the next generation of our current ReWalk device.
Sales and Marketing Expenses
Our sales and marketing expenses for 2017 and 2016 were as follows (in thousands):

	Years Ended December 31,
	2017	2016
Sales and marketing expenses	$11,360	$13,961

Sales and marketing expenses decreased by $2.6 million, or 19%, during 2017 compared to 2016. This decrease is driven by lower personnel and personnel-related costs and reduced consulting expenses as result of our cost reduction efforts.
In the near term our sales and marketing expenses are expected to be driven by our commercialization efforts and reimbursement for the ReWalk Personal device as we continue to pursue insurance claims on a case- by- case basis, manage claims through the review process and invest in efforts to expand coverage as well as commercialization expenses for the Restore device.
General and Administrative Expenses
Our general and administrative expenses for 2017 and 2016 were as follows (in thousands):

	Years Ended December 31,
	2017	2016
General and administrative	$7,691	$8,188

General and administrative expenses decreased by $497 thousand, or 6%, during 2017 compared to 2016. The decrease in expenses is primarily attributable to lower professional expenses and personnel-related costs.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $313 thousand during 2017 is due to amending of our debt under the Loan Agreement with Kreos, such that $3.0 million in principal is now subject to the Kreos Convertible Note. The entry into the Kreos Convertible Note, which decreased the outstanding principal amount under the Loan Agreement from $17.2 million to $14.2 million, resulted in extinguishment of debt accounting treatment.

Financial Expenses, Net
Our financial expenses, net for 2017 and 2016 were as follows (in thousands):

	Years Ended December 31,
	2017	2016
Financial expenses, net	$2,293	$2,059

Financial expenses, net, increased by $0.2 million, or 11% during 2017 compared to 2016. This increase is mainly attributable to interest expense related to the Loan Agreement with Kreos.
Income Tax
Our income tax for 2017 and 2016 was as follows (in thousands):

	Years Ended December 31,
	2017	2016
Income tax	$119	$3

Income taxes increased by $116 thousand or 3,867% during 2017 compared to 2016. This increase is mainly related to a deferred tax expense as a result of the tax rate change in the U.S due to the TCJA.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Our revenues for 2016 and 2015 were as follows (dollars in thousands, except unit amounts):

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

Gross Profit
Our gross profit for 2016 and 2015 were as follows (in thousands):

	Years Ended December 31,
	2016	2015
Gross profit	$736	$214

Gross profit was 13% of revenue for the year 2016, compared to gross profit of 6% of revenue for the year 2015. The increase in gross profit was driven by the increase in units sales, as described in "Revenues" above, partially offset by increased service costs and personnel and personnel-related costs.
Research and Development Expenses, Net
Our research and development expenses, net for 2016 and 2015 were as follows (in thousands):

	Years Ended December 31,
	2016	2015
Research and development expenses, net	$9,028	$5,937

Research and development expenses, net, increased $3.1 million, or 52%, during 2016 compared to 2015. The increase in expenses was primarily attributable to costs associated with the Harvard License Agreement and Collaboration Agreement with Harvard to develop the “soft suit” exoskeleton, increased personnel and personnel-related expenses and increased expenses for our 522 post-market surveillance study.
Sales and Marketing Expenses
Our sales and marketing expenses for 2016 and 2015 were as follows (in thousands):

	Years Ended December 31,
	2016	2015
Sales and marketing expenses	$13,961	$13,056

Sales and marketing expenses increased $0.9 million, or 7%, during 2016 compared to 2015. This increase is attributable to an increase in personnel and personnel-related costs, as well as reimbursement related costs for expanding the commercialization of the ReWalk Personal device.
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

Income taxes decreased $50 thousand during 2016 compared to 2015. This decrease is mainly related to the utilization of tax benefits.

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

For the majority of sales of Rehabilitation systems, we include training and consider the elements in the arrangement to be a single unit of accounting. In accordance with ASC 605, we have concluded that the training is essential to the functionality of our systems. Therefore, we recognize revenue for the system and training only after delivery, in accordance with the agreement delivery terms, to the customer and after the training has been completed, once all other revenue recognition criteria have been met. For sales of Personal systems to end users, and for sales of Personal or Rehabilitation systems to third party distributors, we do not provide training to the end user as this training is completed by the rehabilitation centers or by the distributor that have previously completed the ReWalk Training program. In certain cases, when product arrangements are bundled with an extended warranty, the separation of the extended warranty falls under the scope of ASC 605-20-25-1 through 25-6, and the separate price of the extended warranty stated in the agreement is deferred and recognized ratably over the extended warranty period. Deferred revenue includes primarily unearned amounts received in respect of service contracts but not yet recognized as revenues. The Company also offers a rent-to-purchase option for its ReWalk Personal device. Those transactions provide potential customers the option to lease the device for a short term, after which they can choose whether to purchase it. In such cases, the Company recognizes revenues over the period of the rent once all other revenue criteria are met.
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

ASU 2015-17, “Balance Sheet Classification of Deferred Taxes" provides presentation requirements to classify deferred tax assets and liabilities, along with any related valuation allowance, are classified as non-current on the balance sheet . We account for uncertain tax positions in accordance with ASC 740 and recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in tax expense.
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
Recently Issued and Adopted Accounting Pronouncements A discussion of recent accounting pronouncements is included in Note 2u, New Accounting Pronouncements to our consolidated financial statements in this annual report.
Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of certain of our equity securities and convertible notes to investors in private placements, the sale of our ordinary shares in public offerings and the incurrence of bank debt.
As of December 31, 2017, the Company had cash and cash equivalents of $14.6 million. The Company has an accumulated deficit in the total amount of $131.2 million as of December 31, 2017 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.
The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under the Company's ATM Offering Program, or other future issuances of equity and debt securities, including the recently signed private placement of ordinary shares to Timwell, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company require more funds than anticipated during the next 12 months or in later periods.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the year ended December 31, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.
Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities and broadening third-party payor coverage, and (ii) research and development costs related to, in the shorter term, our Restore device that will assist patients who had stroke, and, in the longer term, developing our next generation of ReWalk with design improvements and building upon our technological platform to address new medical indications that affect the ability to walk including cerebral palsy, Parkinson’s disease and elderly assistance. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern.”

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

On December 30, 2015, we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20 million. On January 4, 2016, we drew down $12.0 million under the Loan Agreement. Under the terms of the Loan Agreement we were entitled to draw down up to an additional $8.0 million until December 31, 2016, if we raised $10.0 million or more in the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) by December 31, 2016. On December 28, 2016, we drew down the remaining $8.0 million available under the Loan Agreement. Interest is payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. As of June 30, 2017, the Company raised more than $20 million in connection with the issuance of its share capital and therefore, in accordance with the terms of the Loan Agreement, the repayment period was extended from 24 months to 36 months. The principal was also reduced in connection with the issuance of the Kreos Convertible Note on June 9, 2017. Pursuant to the Loan Agreement, we paid Kreos a transaction fee equal to 1.0% of the total available amount of the line of credit upon the execution of the agreement and we will be required to pay Kreos an end of loan payment equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. During the fiscal year ended December 31, 2017 the Company paid $23 thousand of fees in connection with the Loan Agreement, compared to $501 thousand during the fiscal year ended December 31, 2016. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

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

On June 9, 2017, the Company and Kreos entered into the First Amendment. As of that date the outstanding principal amount under the Loan Agreement was $17.2 million. Under the First Amendment, $3.0 million of the outstanding principal under the Loan Agreement is subject to repayment pursuant to the senior secured Kreos Convertible Note issued on June 9, 2017, thus reducing the outstanding principal amount under the Loan Agreement to $14.2 million as of June 9, 2017. This amended outstanding principal amount remains subject to repayment in accordance with the terms and conditions of the Loan Agreement and an amended repayment schedule. Interest on the Kreos Convertible Note is payable monthly in arrears at a rate of 10.75% per year.

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

We may in the future choose to refinance up to a substantial portion of our remaining indebtedness under the Kreos Loan Agreement, including by tying our repayment obligations and amortization schedule to the achievement of certain business milestones, which we have considered with Kreos from time to time

Equity Raises

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

Additionally, on November 1, 2016, we closed our follow-on public offering of 3,250,000 units, each consisting of one ordinary share and 0.75 of a warrant to purchase one ordinary share. The ordinary shares and the warrants underlying the units and the ordinary shares issuable upon exercise of the warrants are registered under the Securities Act on our Form S-3. The warrants became exercisable during the period commencing from the date of original issuance and ending on November 1, 2021, the expiration date of the warrants, at an initial exercise price of $4.75 per ordinary share. Our net aggregate proceeds, after deducting underwriting discounts and commissions and estimated expenses, were $11.1 million. We also granted Oppenheimer & Co. (“Oppenheimer”), as underwriter under the underwriting agreement, an option to purchase up to 487,500 additional units at the public offering price, less the underwriting discount, for 30 days after October 27, 2016, which Oppenheimer did not exercise.

On November 21, 2017, we closed the base portion of our follow-on offering of 6,857,000 ordinary shares. Each ordinary share was sold to the public at a price of $1.05. On November 22, 2017, National Securities Corporation, as underwriter, exercised in full its option to purchase 1,028,550 additional ordinary shares at the public offering price of $1.05 per unit, less the underwriting discount. The Company's net aggregate proceeds of the base offering and over-allotment exercise, after deducting underwriting discounts and commissions and expenses, were $7.2 million.

Since we filed our Form 10-K on February 17, 2017, we have been subject to limitations under the applicable rules of Form S-3, which constrain our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. Pursuant to these rules, we may not sell in primary offerings under our Form S-3 more than approximately $13.7 million in any 12 month period, unless and until we are no longer subject to these limitations. We will cease to be subject to these limitations once our public float exceeds $75 million. As of the date of this annual report, we have sold approximately $9.3 million in securities under our Form S-3 during the last 12 months, when we were subject to these restrictions. We will also recalculate the amount of this limitation if we terminate our ongoing takedown and conduct another takedown under our Form S-3. Additionally, these limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants.

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

Piper Jaffray is entitled to compensation at a fixed commission rate of 3% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares.

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. As of December 31, 2017, we had sold 6,305,146 ordinary shares under the ATM Offering Program for net proceeds to us of $13.4 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $430 thousand and had incurred total expenses of approximately $935 thousand in connection with the ATM Offering Program. Subject to the limitations under Form S-3 due to our public float, we intend to continue using the ATM Offering Program opportunistically to raise additional funds.

Follow-on Offering of Ordinary Shares

On November 20, 2017, the Company entered into an underwriting agreement with National Securities Corporation (“National”), in connection with the Company's follow-on public offering of 6,857,000 ordinary shares. Each ordinary share was sold to the public at a price of $1.05 per share. On November 22, 2017 National exercised in full its option to purchase 1,028,550 additional shares at the public offering price of $1.05 per share, less the underwriting discount.
The Company's gross proceeds were $8.3 million. The Company's net aggregate proceeds, after deducting underwriting discounts and commissions and expenses, were $7.2 million.

Timwell Private Placement

On March 6, 2018, we entered into an investment agreement with Timwell, pursuant to which we agreed, in return for aggregate gross proceeds to us of $20 million, to issue to Timwell an aggregate of 16,000,000 of our ordinary shares, at a price per share of $1.25, Timwell will make the investment in three tranches, including $5 million for 4,000,000 shares in the first tranche, $10 million for 8,000,000 shares in the second tranche and $5 million for 4,000,000 shares in the third tranche. We intend to use the net proceeds from this agreement primarily for (i) sales, marketing activities related to market development in our existing markets as well as expanding into China and reimbursement expenses related to broadening third-party payor coverage and (ii) research and development costs related to developing our lightweight “soft suit” exoskeleton technology for various lower limb disabilities, including stroke and other indications affecting the ability to walk, while using the remainder for general corporate purposes. We will have broad discretion in the way that we use the net proceeds of this agreement.

The closing of the various tranches is subject to specified closing conditions, including the approval by our shareholders of the transaction under Nasdaq rules and Israeli law, the formation of a joint venture, the signing of a license agreement and a supply agreement and the successful production of certain ReWalk products, among others, with the Third Tranche Closing expected to occur by December 31, 2018 and no later than April 1, 2019. For more information, see “Part I. Item 1. Business-Timwell Investment Agreement and Related Transactions.”

Cash Flows for the years ended December 31, 2017 and December 31, 2016

	Years Ended December 31,
	2017	2016	2015
Net cash used in operating activities	$(22,498)	$(27,537)	$(25,180)
Net cash provided by (used in) investing activities	(21)	(437)	1,083
Net cash provided by financing activities	13,408	33,783	137
Net cash flow	$(9,111)	$5,809	$(23,960)

Net Cash Used in Operating Activities
Net cash used in operating activities decreased from $27.5 million in 2016 to $22.5 million in 2017, primarily as a result of increased revenue, lower operating expenses as result of cost reduction efforts, a decrease in expenses related to Collaboration Agreement and the Harvard License Agreement and additional grants received from the IIA.

Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased from $0.4 million in 2016 to $21 thousand in 2017, primarily as a result of decreased use of cash for the purchase of property and equipment.

Net Cash Provided by Financing Activities
We generated $13.4 million from financing activities in 2017, which reflects $7.2 million net proceeds from the issuance of ordinary shares in the follow-on offering and $9.3 million net proceeds from the issuance of ordinary shares in the ATM, which was offset by $3.1 million in capital repayments and debt issuance costs related to the Loan Agreement with Kreos. We generated $33.8 million from financing activities in 2016, which reflects $20.0 million from the Loan Agreement entered into with Kreos, $11.1 million net proceeds from the issuance of ordinary shares in the follow-on offering and $4.1 million net proceeds from the issuance of ordinary shares in the ATM, which was offset by $1.4 million in capital repayments and debt issuance costs related to the Loan Agreement with Kreos.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of December 31, 2017.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase obligations (1)	$745	$745	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	3,879	1,303	2,025	551	—
Operating lease obligations (3)	4,129	643	1,182	1,196	1,108
Long-term debt obligations (4)	18,456	6,441	12,015	—	—
Total	$27,209	$9,132	$15,222	$1,747	$1,108

(1) The Company depends on one contract manufacturer, Sanmina. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements. Sanmina accounted for 0% and 12% of the Company's total trade payables as of December 31, 2017 and December 31, 2016 respectively.
(2) Our Research Collaboration Agreement is for a period of five years and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development and commercialization milestones depend on us obtaining favorable clinical developments, sales and regulatory actions, some or all of which may not occur. Since the achievement and timing of these milestones is neither determinable nor reasonably estimable, these milestone payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of December 31, 2017. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of December 31, 2017.
(3) Our operating leases consist of leases for our facilities and motor vehicles.
(4) Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos.
We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.467:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00 :$1.129, both of which were the applicable exchange rates as of December 31, 2017. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest, taking into account the two tranches of debt drawn down under the Loan Agreement. For information on this repayment schedule, see “-Liquidity and Capital Resources-Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” above.
Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations during the periods presented.

Trend Information
For information on significant known trends, please see “Part I,Item 1. “Business - Overview” in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Risk

Our results of operations and cash flows are affected by fluctuations in foreign currency exchange rates. In 2017, 2016 and 2015 most of our revenues were denominated in U.S. dollars and the remainder of our revenues was denominated in euros and British pounds, and most of our expenses were also denominated in U.S. dollars, and the remainder of our expenses were denominated in NIS and euros. Accordingly, changes in the value of the NIS and euro relative to the U.S. dollar in each of the years 2015, 2016 and 2017 impacted amounts recorded on our consolidated statements of operations for those periods. We expect that the denominations of our revenue and expenses in 2018 will be consistent with what we experienced in 2017.
The following table presents information about the changes in the exchange rates of the NIS and euro against the U.S. dollar in 2015, 2016 and 2017:

	Change in Average Exchange Rate
Period	NIS against the U.S. Dollar (%)	Euro against the U.S. Dollar (%)
2015	(8.24)	(16.44)
2016	1.34	(0.23)
2017	6.81	1.96

The figures above represent the change in the average exchange rate in the given period compared to the average exchange rate in the immediately preceding period. Negative figures represent depreciation of the U.S. dollar compared to the NIS or the euro. A 10% increase or decrease in the value of the NIS against the U.S. dollar would have decreased or increased our net loss by approximately $968 thousand in 2017. A 10% increase or decrease in the value of the euro against the U.S. dollar would have decreased or increased our net loss by approximately $148 thousand in 2017.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because the JOBS Act provides an exemption from such requirement as we qualify as an emerging growth company. We are also exempt from this requirement as we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 5, 2018:

Name	Age	Position

Larry Jasinski	60	Chief Executive Officer and Director
Ori Gon	36	Chief Financial Officer
Ofir Koren	48	General Manager -ReWalk Robotics Ltd. and Vice President, Research & Development and Regulatory
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
Ori Gon became our Chief Financial Officer effective February 22, 2018, when he succeeded Kevin Hershberger. From 2015 to 2018, Mr. Gon served as our Corporate Controller. Prior to ReWalk Robotics Mr. Gon served as Corporate Controller at Oti Ltd from 2012 to 2015. Mr. Gon is a Certified Public Accountant in Israel and holds a B.A. in Economics from Hebrew University of Jerusalem.
Ofir Koren has served as our Vice President, Research & Development and Regulatory since February 2017,and was previously our Vice President Research and Development since he joined us in February 2013. Mr. Koren has also served as General Manager of ReWalk Robotics Ltd. in Israel since October 2017. From 2009 to 2013, Mr. Koren served as General Manager of RuggedCOM Israel, a developer of communications equipment. From 2007 to 2009, he served as the Vice President of Research and Development of Alvarion Technologies Ltd., an Israeli provider of wireless services. Mr. Koren holds a B.Sc. in electrical engineering from Tel Aviv University and an MBA from the University of Herriot Watt, Scotland.
The remaining information required by this Item will be included in, and is incorporated herein by reference from, our definitive proxy statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2017 (the “Proxy Statement”).

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
Name: Larry Jasinski
Title: Chief Executive Officer

Date: March 8, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of ReWalk Robotics Ltd. do hereby constitute and appoint Larry Jasinski and Ori Gon the lawful attorney and agent with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determines may be necessary or advisable or required to enable ReWalk Robotics Ltd. to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Jasinski	Director and Chief Executive Officer (Principal Executive Officer)	March 8, 2018
Larry Jasinski

/s/ Ori Gon	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2018
Ori Gon

/s/ Jeff Dykan	Chairman of the Board	March 8, 2018
Jeff Dykan

/s/ Dr. John William Poduska	Director	March 8, 2018
Dr. John William Poduska

/s/ Deborah DiSanzo	Director	March 8, 2018
Deborah DiSanzo

/s/ Wayne B. Weisman	Director	March 8, 2018
Wayne B. Weisman

/s/ Yasushi Ichiki	Director	March 8, 2018
Yasushi Ichiki

/s/ Aryeh Dan	Director	March 8, 2018
Aryeh Dan

/s/ Peter Wehrly	Director	March 8, 2018
Peter Wehrly

EXHIBIT INDEX

Number	Description
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

4.5
Secured Convertible Promissory Note, dated June 9, 2017, issued to Kreos Capital V (Expert Fund) Limited (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017).

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

10.7
First Amendment, dated June 9, 2017, to the Loan Agreement, dated December 30, 2015, between ReWalk Robotics, Ltd. and Kreos Capital V (Expert Fund) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017).

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

10.15
2014 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's registration statement on Form S-8 (File No. 333-221357), filed with the SEC on November 6, 2017). **

10.16
Employment Agreement, dated as of December 17, 2014, between the Company and Kevin Hershberger (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.17
Executive Employment Agreement, dated as of January 17, 2011, between the Company and Larry Jasinski (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.18
2014 Incentive Compensation Plan Form of Option Award Agreement for employees and executives (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.19
2014 Incentive Compensation Plan Form of Restricted Stock Unit Award Agreement for employees and executives (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.20
2014 Incentive Compensation Plan Form of Restricted Stock Unit Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.21
2014 Incentive Compensation Plan Form of Option Award Agreement for Israeli non-employee directors.(incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2017, as amended on April 27, 2017)**

10.22
2014 Incentive Compensation Plan Form of Option Award Agreement for non-Israeli non-employee directors. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2017, as amended on April 27, 2017).**

10.23
ReWalk Robotics Ltd. Compensation Policy for Executive Officers and Non-Executive Directors, as amended (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017). **

10.24
Equity Distribution Agreement, dated May 10, 2016, between the Company and Piper Jaffray & Co., as Agent(incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.25
Series E Preferred Securities Purchase Agreement, dated June 26, 2014, among the Company and the parties named therein (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on July 16, 2014).

10.26	Employment Agreement, dated as of January 15, 2013, between the Company and Ofir Koren.**
21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).
23.1	Consent of Kost Forer Gabbay & Kasierer.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
__________________________

*
Portions of the agreement were omitted and a complete copy of the agreement has been provided separately to the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under, as applicable, Rule 406 of the Securities Act of 1933, as amended and/or Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which application.

**	Management contract or compensatory plan, contract or arrangement.

***	Furnished herewith.

REWALK ROBOTICS LTD

CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer 2 Pal-Yam Blvd. Haifa 3309502, Israel	Tel: +972-4-8654000 Fax: +972-3-5633439 ey.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
REWALK ROBOTICS LTD.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rewalk Robotics Ltd. ("RRL") and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1h to the consolidated financial statements, the Company has suffered recurring losses from operations, has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1h. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company's auditor since 2014.

Haifa, Israel
March 8, 2018

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$14,567	$23,678
Trade receivable, net	1,103	1,254
Prepaid expenses and other current assets	1,625	1,139
Inventories	3,643	3,264

Total current assets	20,938	29,335

LONG-TERM ASSETS

Other long term assets	1,085	1,170
Property and equipment, net	840	1,258

Total long-term assets	1,925	2,428

Total assets	$22,863	$31,763

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2017	2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term loan	$6,441	$7,495
Trade payables	1,811	3,424
Employees and payroll accruals	872	1,019
Deferred revenues and customers advances	123	54
Other current liabilities	480	406

Total current liabilities	9,727	12,398

LONG-TERM LIABILITIES
Long term loan, net of current maturities	8,911	10,518
Deferred revenues	262	284
Other long-term liabilities	256	303

Total long-term liabilities	9,429	11,105

Total liabilities	19,156	23,503

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.01 par value-Authorized: 250,000,000 shares at December 31, 2017 and 2016; Issued and outstanding: 30,003,639 and 16,338,257 shares at December 31, 2017 and 2016, respectively	84	45
Additional paid-in capital	134,843	114,707
Accumulated deficit	(131,220)	(106,492)

Total shareholders’ equity	3,707	8,260

Total liabilities and shareholders’ equity	$22,863	$31,763

The accompanying notes are an integral part of these consolidated financial statements.

 REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Year ended December 31
	2017	2016	2015
Revenues	$7,753	$5,869	$3,746
Cost of revenues	4,652	5,133	3,532

Gross profit	3,101	736	214

Operating expenses:
Research and development, net	6,042	9,028	5,937
Sales and marketing	11,360	13,961	13,056
General and administration	7,691	8,188	6,395

Total operating expenses	25,093	31,177	25,388

Operating loss	(21,992)	(30,441)	(25,174)

Loss on extinguishment of debt	313	—	—
Financial expenses, net	2,293	2,059	188

Loss before income taxes	(24,598)	(32,500)	(25,362)
Income taxes	119	3	53

Net loss	$(24,717)	$(32,503)	$(25,415)

Net loss per ordinary share, basic and diluted	$(1.22)	$(2.47)	$(2.10)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	20,214,895	13,178,107	12,115,038

The accompanying notes are an integral part of these consolidated financial statements.

; REWALK ROBOTICS LTD. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
U.S. dollars in thousands (except share data)

	Ordinary Share (1)(2)		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
	Number	Amount
Balance as of December 31, 2014	11,978,554	32	92,395	(48,574)	43,853
Share-based compensation to employees and non employees	—	—	2,345	—	2,345
Issuance of ordinary share upon exercise of stock options and RSUs by employees and non employees	194,345	1	136	—	137
Cashless exercise of warrants into ordinary shares	49,684	*)	*)	—	—
Net loss	—	—	—	(25,415)	(25,415)
Balance as of December 31, 2015	12,222,583	33	94,876	(73,989)	20,920
Share-based compensation to employees and non-employees	—	—	3,398	—	3,398
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	128,496	1	17	—	18
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $468	692,062	2	4,097	—	4,099
Issuance of warrants to purchase ordinary shares	—	—	1,239	—	1,239
Cashless exercise of warrants into ordinary shares	45,116	*)	*)	—	—
Issuance of ordinary shares and warrants to purchase ordinary shares in follow-on public offering, net of issuance expenses in an amount of $1,099	3,250,000	9	11,080	—	11,089
Net loss	—	—	—	(32,503)	(32,503)
Balance as of December 31, 2016	16,338,257	45	114,707	(106,492)	8,260
Cumulative effect to stock based compensation from adoption of a new accounting standard	—	—	11	(11)	—
Share-based compensation to employees and non-employees	—	—	3,654	—	3,654
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	166,748	1	37	—	38
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $467 (3)	5,613,084	16	9,293	—	9,309
Issuance of ordinary shares in follow-on public offering, net of issuance expenses in an amount of $1,117 (4)	7,885,550	22	7,141	—	7,163
Net loss	—	—	—	(24,717)	(24,717)
Balance as of December 31, 2017	30,003,639	84	134,843	(131,220)	3,707

*)	Represents an amount lower than $1.

(1)    The ordinary shares consist of two series, see note 8a.

(2)	All shares amount have been restated to reflect an 18-for-1 share split split as of August 26, 2014.

(3)	See note 8b.

(4)	See note 8b.

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(24,717)	$(32,503)	$(25,415)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	642	696	438
Share-based compensation to employees and non employees	3,654	3,398	2,345
Deferred taxes	73	(5)	(61)
Loss on extinguishment of debt	313	—	—
Financial expenses related to long term loan	128	675	—
Capital Gain	—	(8)	—

Changes in assets and liabilities:

Trade receivables, net	151	892	(191)
Prepaid expenses and other current assets	(474)	(607)	(613)
Inventories	(582)	(911)	(2,525)
Trade payables	(1,613)	950	1,084
Employees and payroll accruals	(147)	(202)	349
Deferred revenues and advances from customers	47	(32)	121
Other liabilities	27	120	(712)
Net cash used in operating activities	(22,498)	(27,537)	(25,180)

Cash flows from investing activities:
Maturities of short-term deposits	—	—	1,667
Purchase of property and equipment	(21)	(452)	(584)
Proceeds from sale of property and equipment	—	15	—
Net cash provided by (used in) investing activities	(21)	(437)	1,083
Cash flows from financing activities:
Proceeds from long term loan	—	20,000	—
Debt issuance cost	—	(501)	—
Repayment of long term loan	(3,102)	(922)	—
Issuance of ordinary shares in at-the-market offering, net of issuance expenses paid in the amount of $467	9,309	4,099	—
Issuance of ordinary shares and warrants in follow-on offering, net of issuance expenses in an amount of $1,117	7,163	11,089	—
Issuance of ordinary share upon exercise of stock options by employees and non employees	38	18	137
Net cash provided by financing activities	13,408	33,783	137
Increase (decrease) in cash and cash equivalents	(9,111)	5,809	(23,960)
Cash and cash equivalents at beginning of period	23,678	17,869	41,829

Cash and cash equivalents at end of period	$14,567	$23,678	$17,869

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31
	2017	2016	2015

Supplemental disclosures of non-cash flow information

Classification of inventory to property and equipment	$203	$181	$768

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$21	$45	$163
Cash paid for interest	$2,300	$1,301	$—

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

e.
During the fiscal year ended December 31, 2017, the Company issued and sold 5,613,084 ordinary shares at an average price of $1.74 per share under its ATM Offering Program. The gross proceeds to the Company were $9.8 million, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $467 thousand were $9.3 million. The Company could raise up to $25 million under its ATM Offering Program. See Note 8b(1) below for more information about the Company’s ATM Offering Program.

f.
In November 2017, the Company completed its follow-on public offering in which the Company issued and sold 7,885,550 ordinary shares. Each unit was sold to the public at a price of $1.05 per unit. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts and expenses, were $8.3 million. See Note 8b(2) below for more information about the Company’s follow-on public offering.

g.
The Company depends on one contract manufacturer, Sanmina. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. This vendor accounted for 0% and 12% of the Company's total trade payables as of December 31, 2017 and 2016, respectively.

h.
The Company has an accumulated deficit in the total amount of $131.2 million as of December 31, 2017 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under the Company's ATM Offering Program, or other future issuances of equity and debt securities, including the recently signed private placement of ordinary shares to Timwell, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company require more funds than anticipated during the next 12 months or in later periods.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.
The consolidated financial statements for the year ended December 31, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. In the years ended December 31, 2017, 2016 and 2015, the Company wrote off inventory in the amount of $131 thousand, $237 thousand and $127 thousand, respectively. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

f.	Related parties transactions and balances:

The Company has a greater-than-5% shareholder named Yaskawa Electric Corporation (“YEC”).

In September 2013 the Company entered into a share purchase agreement and a strategic alliance with YEC, pursuant to which YEC has agreed to distribute the Company’s products, in addition to providing sales, marketing, service and training functions, in Japan, China (including Hong-Kong and Macau), Taiwan, South Korea, Singapore and Thailand.

As of December 31, 2017 and 2016 related party receivable were 0% and 24.2%, of trade receivable, net, respectively. Revenues from YEC during the years ended December 31, 2017, 2016 and 2015 amounted to $0 thousand, $295 thousand and $246 thousand respectively.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2017, 2016 and 2015, no impairment losses have been recorded.

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

k.	Accounting for Share-Based Compensation:

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

The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards.

Effective as of January 1, 2017, the Company adopted Accounting Standards Update 2016-09, “Compensation-Stock Compensation (Topic 718)” (“ASU 2016-09”) on a modified, retrospective basis. ASU 2016-09 permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost for stock-based compensation: to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified, retrospective basis with a cumulative-effect adjustment to retained earnings of $11 thousand (which increased the accumulated deficit) as of January 1, 2017.

ASU 2016-09 also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid in capital. The implementation resulted with no cumulative-effect adjustment to retained earnings as of January 1, 2017.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. The Company is now required to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The Company adopted this change prospectively.

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

The fair value of the ordinary shares underlying the share options has historically been determined by the Company’s board of directors. As prior to the Company’s IPO, there had been no public market for the Company’s ordinary shares, the board of directors determined fair value of the ordinary shares at the time of grant of the option by considering a number of objective and subjective factors including data from other comparable companies, sales of ordinary shares and convertible preferred share to unrelated third parties, operating and financial performance, the lack of liquidity of capital share and general and industry specific economic outlook, among other factors. As of December 31, 2017, there are outstanding options measured according to the above mentioned method.

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

The fair value for options granted in 2017, 2016 and 2015 is estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	December 31,
	2017	2016	2015
Expected volatility	55% - 59%	53% - 60%	60%
Risk-free rate	1.78% - 2.07%	1.16% - 1.60%	1.60% - 1.95%
Dividend yield	—%	—%	—%
Expected term (in years)	5.31 - 6.11	5.31 - 6.11	5.73 - 6.11
Share price	$1.30 - $2.00	$6.80 - $11.88	$7.30 - $20.97

The Company accounts for options granted to consultants and other service providers under ASC No. 718 and ASC No. 505, “Equity-based payments to non-employees.” The fair value of these options was estimated using a Black-Scholes-Merton option-pricing model. In 2017 the non-cash compensation expenses related to nonemployees were $45 thousand, in 2016 and 2015 the non-cash compensation expenses related to nonemployees were immaterial.

The non-cash compensation expenses related to employees and non employees for the years ended December 31, 2017, 2016 and 2015 amounted to $3,654 thousand, $3,398 thousand and $2,345 thousand respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l.	Research and Development Costs:

Research and development costs are charged to the consolidated statement of operations as incurred and are presented net of the amount of any grants the company receive for research and development in the period in which the grant was received.

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

US Dollars in thousands
Balance at December 31, 2016	$498
Provision	338
Usage	(348)
Balance at December 31, 2017	$488

o.	Concentrations of Credit Risks:

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

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	December 31,
	2017	2016
Customer A	14%	5%
Customer B	17%	*)
Customer C	10%	*)
*) Less than 10%

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of December 31, 2017 and 2016 trade receivables are presented net of $125 thousand and $333 thousand allowance for doubtful accounts and net of sales return reserve of $105 thousand and $105 thousand, respectively.

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

Total Company expenses related to severance pay amounted to $185 thousand, $226 thousand and $202 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share (in thousands, except share and per share data):

	Year ended December 31
	2017	2016	2015
Net loss	$(24,717)	$(32,503)	$(25,415)

Net loss attributable to ordinary shares	(24,717)	(32,503)	(25,415)
Shares used in computing net loss per ordinary shares, basic and diluted	20,214,895	13,178,107	12,115,038

Net loss per ordinary share, basic and diluted	$(1.22)	$(2.47)	$(2.10)
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
The Company recorded royalty-bearing grants in the amount of $1,030, $0 and $214 for the years ended December 31, 2017, 2016 and 2015, respectively, as part of the research and development expenses.
The Company recorded royalty expenses in the amount of $0 for the years ended December 31, 2017, 2016 and 2015, respectively, as part of the cost of revenues.

u.	New Accounting Pronouncements

Recently Implemented Accounting Pronouncements

i.	Inventory:

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” The standard changes the inventory valuation method from the lower of cost or market to the lower of cost or net realizable value for inventory valued under the first-in, first-out or average cost methods. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods and requires prospective adoption with early adoption permitted. The Company adopted ASU 2015-17 as of January 1, 2017. The adoption of this standard did not have, for 2017, and is not expected to have, in future periods, materially impact the Company's financial statements.

ii.	Deferred Taxes:

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes", which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company elected to implement this ASU-2015-17 prospectively. The Company adopted ASU 2015-17 as of January 1, 2017. The adoption of this standard did not have, for 2017, and is not expected to have, in future periods, materially impact the Company's financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Not Yet Adopted

i.	Revenues:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard provides a five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied.

The guidance permits two methods of adoption: the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective transition method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company adopted ASU 2014-09 as of the January 1, 2018 using the modified retrospective transition method with a cumulative-effect adjustment to equity as will be fully presented in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018. The adoption of this new standard may result in a change in the timing of revenue recognition related to certain of the company's contracts. The most significant impact of the new standard relates to the way the Company accounts for cash-basis transactions, which will no longer be applicable under the new standard.

The Company has implemented new processes and internal controls to enable the preparation of financial information on adoption. The adoption will not have a significant impact to the company's net income. The cumulative impact to the company's accumulated deficit as of December 31, 2017 is a reduction of $23 thousand, reflecting the accounting changes related to certain contracts made upon adoption of this new standard.
The adoption of ASU 2014-09 will also result in additional disclosures around nature and timing of the Company’s performance obligations, deferred revenue contract liabilities, deferred contract cost assets, as well as significant judgments and practical expedients used by the Company in applying the five-step revenue model.

ii.	Leases:

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, "Leases". The guidance is effective for the interim and annual periods beginning on or after December 15, 2018, and early adoption is permitted. The Company is currently evaluating whether to early adopt this standard and the potential effect of the guidance on its consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iii.	Share Based Compensation:

On May 10, 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. They will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense has not changed, to the extent applicable. The ASU also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have an impact on its accounting and disclosures.

iv.	Cash Flow:

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses several matters of diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including the presentation of debt extinguishment costs and distributions received from equity method investments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods and allows for retrospective adoption with early adoption permitted. The Company adopted ASU 2016-15 on January 1, 2018 and it did not have a material impact on its accounting and disclosures.

On November 17, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 and it did not have a material impact on its accounting and disclosures.

NOTE  3:-    PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31,
	2017	2016
Government institutions	$191	$113
Prepaid expenses	342	355
Advances to vendors	634	—
Other assets	458	671

	$1,625	$1,139

NOTE 4:-    INVENTORIES

The components of inventory are as follows (in thousands):

	December 31,
	2017	2016
Finished products	$3,643	$3,264

	$3,643	$3,264

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:-    PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2017	2016
Cost:
Computer equipment	$709	$709
Office furniture and equipment	293	293
Machinery and laboratory equipment	583	573
Field service units	1,010	771
Leasehold improvements	333	358

	$2,928	$2,704

	December 31,
	2017	2016
Accumulated depreciation	2,088	1,446

Property and equipment, net	$840	$1,258

Depreciation expenses amounted to $642 thousand, $696 thousand and $438 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company recorded interest expense in the amount of $2.5 million during the fiscal year ended December 31, 2017.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:-    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitment:

The Company has contractual obligations to purchase goods from its contract manufacturer. Purchase obligations do not include contracts that may be canceled without penalty. As of December 31, 2017, non-cancelable outstanding obligations amounted to approximately $745 thousand.

b.	Lease commitment: the Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2018 and 2025.

The future minimum lease commitments of the Company and its subsidiaries under various non-cancelable operating lease agreements in respect of premises, that are in effect as of December 31, 2017, are as follows:

2018	586
2019	586
2020	595
2021	594
2022	603
And Thereafter	1,108
Total	$4,072

Total rent expenses for the years ended December 31, 2017, 2016 and 2015 were $682 thousand, $650 thousand and $260 thousand, respectively.
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in 2017-2019.
RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $57 thousand as of December 31, 2017.

c.	Royalties:
The Company’s research and development efforts are financed, in part, through funding from the IIA and BIRD. Since the Company’s inception through December 31, 2017, the Company received funding from the IIA and BIRD in the total amount of $1.77 million and $500 thousand, respectively. Out of the $1.77 million in funding from the IIA, a total amount of $1.37 million were royalty bearing grants (as of December 31, 2017, the Company paid royalties to the IIA in the total amount of $50 thousand), while a total amount of $400 thousand was received in consideration of 5,237 convertible preferred A shares, which converted after our initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required. The Company was obligated to pay royalties to the BIRD amounting to 5% of the sales of the products and other related revenues generated from such projects, up to 150% of the grants received.

For the years ended December 31, 2017, 2016 and 2015, the royalties expenses recorded in cost of revenues amounted to $0.

As of December 31, 2017, the contingent liability to the IIA amounted to $1.4 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company's other long-term assets in the amount of $856 thousand have been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

e.	Legal Claims:

Occasionally the Company is involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal matters is inherently uncertain. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. Where the Company determines an unfavorable outcome is not probable or reasonably estimable, the Company does not accrue for any potential litigation loss. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of the company's defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.

As set forth below, between September 2016 and January 2017, eight substantially similar putative securities class actions were filed against the Company. Four of these actions have been dismissed on procedural grounds, one was voluntarily dismissed and three are pending, including two actions which have been consolidated and one action brought by the plaintiffs whose actions were dismissed.
Dismissed Actions:
•On September 20, November 3, November 9, and November 10, 2016, respectively, four putative class actions on behalf of alleged shareholders that purchased or acquired the Company’s ordinary shares pursuant and/or traceable to the registration statement used in connection with the Company’s initial public offering (the “IPO”) were commenced in the Superior Court of the State of California, County of San Mateo. The actions were filed against the Company, certain of the Company’s current and former directors and officers, and the underwriters of the Company’s IPO. These actions are referred to as the “California State Court Actions.” The complaints in the California State Court Actions asserted various claims under the Securities Act. Each of the California State Court Actions was dismissed for lack of personal jurisdiction in January 2017.

•On January 24, 2017, a substantially similar class action was commenced in the United States District Court for the Northern District of California (Case No. 4:17-cv-362) against the same defendants as in the California State Court Actions plus certain additional defendants. This action is referred to as the “California Federal Court Action.” On March 23, 2017, this case was voluntarily dismissed.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pending Actions:
•On or about October 31, 2016, a class action with claims substantially similar to the California State Court Actions was commenced in the Massachusetts Superior Court, Suffolk County, by a different plaintiff (Civ. Action No. 16-3336), alleging claims under Section 11 of the Securities Act against the Company, certain of the Company’s current and former directors and officers, and the underwriters of the Company’s IPO, and alleging claims under Section 15 of the Securities Act against the Company and certain of the Company’s current and former directors and officers.

•On or about November 30, 2016, a substantially similar class action was commenced in the Massachusetts Superior Court, Suffolk County, by a different plaintiff (Civ. Action No. 16-3670) alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the action commenced on October 31, 2016, and also alleging claims under Section 12(a)(2) of the Securities Act against the Company, certain of the Company’s current and former directors and officers, and the underwriters of the Company’s IPO. This action was ordered consolidated in the Massachusetts Superior Court, Suffolk County on January 9, 2017 with the action commenced on October 31, 2016, and the two actions are referred to as the “Consolidated Massachusetts State Court Actions.” The plaintiffs in the Consolidated Massachusetts State Court Actions filed a consolidated amended complaint on March 20, 2017. The Company moved to dismiss the Consolidated Massachusetts State Court Actions on June 2, 2017. On December 6, 2017, at a hearing to address the motion to dismiss of the non-U.S. defendants, the court, in light of the pending argument of the motion to dismiss in the Massachusetts Federal Court Action (as defined below), reconsidered its previous decision denying a stay and, subsequently entered an order staying the action.

•On or about January 31, 2017, a substantially similar class action was commenced in the United States District Court for the District of Massachusetts (Case No. 1:17-cv-10169) by four of the same plaintiffs who commenced the California State Court Actions, and two additional plaintiffs, alleging claims under Sections 11 and 12(a)(2) of the Securities Act against the Company, certain of the Company’s current and former directors and officers, and the underwriters of the Company’s IPO, and alleging claims under Section 15 of the Securities Act against certain of the Company’s current and former directors and officers. This action is referred to as the “Massachusetts Federal Court Action.” The plaintiffs in the Massachusetts Federal Court Action filed a consolidated amended complaint on August 9, 2017. The Company subsequently moved to dismiss. On January 19, 2018, the court held oral argument on the motion to dismiss. On February 23, 2018, the court entered an order denying the motion to dismiss for certain defendants only with respect to their motion seeking dismissal for failure to timely serve the complaint and indicated that it will address the substantive grounds for dismissal raised by all defendants at a later date.

The complaints in all of the actions listed above allege that the Company’s registration statement used in connection with its IPO failed to disclose that the Company was unprepared or unable to comply with certain regulatory special controls and to provide the FDA with a postmarket surveillance study on the Company’s ReWalk Personal device, and that, as a result of such alleged omission, the plaintiffs suffered damages. The Massachusetts Federal Court Action also alleges that certain statements issued by the Company after its IPO are materially misleading because they omitted certain information. The Company believes that the allegations made in the complaints are without merit and intends to defend itself vigorously against the complaints relating to the three pending actions.
Based on information currently available and the early stage of the litigation, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in the Company's consolidated balance sheets as of December 31, 2017. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:-    SHAREHOLDERS’ EQUITY

a.	Ordinary shares:

The ordinary shares of the Company confer on the holders thereof voting rights, rights to receive dividends and rights to participate in distribution of assets upon liquidation after any outstanding preferred shares receive their preference amount.

b.	Equity raise:

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

The Company may raise up to $25 million under its ATM Offering Program pursuant to the terms of its agreement with the sales agent. However, due to limitations under the rules of Form S-3, which have applied to the Company since it filed its annual report on Form 10-K, in February 2017, as of the date of this annual report we may only issue up to approximately $13.7 million in primary offerings under our effective registration statement on Form S-3 (the “Form S-3”), including our ATM Offering Program, during any 12-month period while we remain subject to these limitations

During the12 months after the Company became subject to these rules, the Company issued and sold 5,613,084 ordinary shares at an average price of $1.74 per share under its ATM Offering Program. The gross proceeds to the Company were $9.8 million, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $467 thousand were $9.3 million. As a result, from the inception of the ATM Offering Program in May 2016 until December 31, 2017, the Company had sold 6,305,146 ordinary shares under the ATM Offering Program for gross proceeds of $14.3 million and net proceeds to the Company of $13.4 million (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation of $430 thousand and had incurred total expenses of approximately $935 thousand in connection with the ATM Offering Program.

2.     Follow-on Offering

On November 20, 2017, the Company entered into the Underwriting Agreement with National Securities Corporation (“National”), in connection with the Company's follow-on public offering of 6,857,000 ordinary shares. Each ordinary share was sold to the public at a price of $1.05 per share. On November 22, 2017 National exercised in full its option to purchase 1,028,550 additional ordinary shares at the public offering price of $1.05 per share, less the underwriting discount.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's gross proceeds were $8.3 million. The Company's net aggregate proceeds, after deducting underwriting discounts, commissions and expenses, were $7.2 million.

c.	Share Option Plans:
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
Starting in 2014, the Company grants to directors and employees RSUs under this Plan. An RSU award is an agreement to issue shares of the company's ordinary shares at the time the award is vested.
As of December 31, 2017 and 2016, the Company had reserved 1,301,521 and 380,153 shares of ordinary shares, respectively, available for issuance to employees, directors, officers and non-employees of the Company.
The share reserve pool will increase on January 1 of each calendar year during the term of the 2014 Plan in an amount equal to the lesser of: (x) 972,000, (y) 4% of the total number of shares outstanding on December 31 of the immediately preceding calendar year, and (z) an amount determined by the Company's board of directors.
The options generally vest over four year, with certain options granted to non-employee directors during the fiscal year ended December 31, 2017, vesting over one year.
    Any option that is forfeited or canceled before expiration becomes available for future grants under the Plan.
A summary of employee share options and RSUs activity during the fiscal year ended 2017 is as follows:

	Year Ended December 31, 2017
	Number	Average exercise price	Average remaining contractual life (years) (1)	Aggregate intrinsic value (in thousands)
Options and RSUs outstanding at the beginning of the year	2,251,014	$6.47	7.80	$1,740
Options granted	492,356	2.01
RSUs granted	413,746	—
Options exercised (2)	(30,192)	1.39
RSUs vested (2)	(105,688)	—
RSUs forfeited	(44,196)	—
Options forfeited	(1,130,243)	0.45

Options and RSUs outstanding at the end of the year	1,846,797	$1.86	6.33	$586

Options exercisable at the end of the year	924,565	$2.74	5.22	$8

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

(2)
During the fiscal year ended December 31, 2017, the aggregate number of ordinary shares that were issued pursuant to RSUs that became vested and options that were exercised on a net basis was 133,420 ordinary shares.

The weighted average grant date fair values of options granted during the fiscal year ended December 31, 2017, 2016 and 2015 were $1.02, $4.75 and $5.36 respectively. The weighted average grant date fair values of RSUs granted during the fiscal year ended December 31, 2017, 2016 and 2015,were $1.44, $9.28 and $20.77 respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders, which hold options with positive intrinsic value, exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the year ended December 31, 2017, 2016 and 2015 were $29 thousand, $844 thousand and $2.1 million, respectively. Total fair value of shares vested during the year ended December 31, 2017 , 2016 and 2015 were $3,785 thousand, $3,626 thousand and $2,164 thousand respectively. As of December 31, 2017, there were $4.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 and 2014 Plans. This cost is expected to be recognized over a period of approximately 2.0 years.

The number of options and RSUs outstanding as of December 31, 2017 is set forth below, with options separated by range of exercise price:

Range of exercise price	Options and RSUs Outstanding as of December 31, 2017	Weighted average remaining contractual life (years) (1)	Options and RSUs outstanding as of December 31, 2017	Weighted average remaining contractual life (years) (1)
RSUs only	569,071	—	—	—
$0.82	31,803	3.03	31,803	3.03
$1.32	335,095	4.27	330,095	4.19
$1.47-$2.10	762,937	7.09	442,756	5.43
$6.80-$8.99	100,821	8.01	76,722	8.07
$9.22-$10.98	17,046	8.29	14,514	8.32
$19.62-$20.97	30,024	6.97	28,675	6.96
	1,846,797	6.33	924,565	5.22

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

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

The modification was analyzed under ASC No. 718  to determine if the new vesting condition remain probable, as the original. Since the modification also increased the fair value of the Equity Exchange Program, the Company decided to implement one of the two acceptable methods and recognize the incremental compensation amounted to $159 thousand over the new service period, while the unrecognized compensation cost remaining from the original grant will be recognized over the remainder of the original requisite service period.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The stock options exchanged pursuant to the Exchange Program were canceled and the ordinary shares underlying such options became available for issuance under the 2014 Plan.

d.	Equity compensation issued to consultants:

The Company granted 3,454 options to a non-employee consultant on March 12, 2007, which were exercised during the fiscal year ended December 31, 2017. The Company granted 29,874 fully vested RSUs during the fiscal year ended December 31, 2017 to non-employee consultants. As of December 31, 2017, there are no outstanding options or RSUs held by non-employee consultants.

On May 28, 2016, the Company entered into an agreement (the “Consulting Agreement”) with a separate non-employee consultant (the “Consultant”), under which the Consultant agreed to assist the Company in commercially promoting and expanding insurance coverage of the Company’s ReWalk devices. The agreement terminated in May 2017 and was not extended. Under the agreement, compensation under the Consulting Agreement would be due and payable only if the Consultant was successful, and would consist of agreed amounts in cash or ordinary shares and a percentage of certain sales resulting from the Consultant’s efforts. Additionally, the Company agreed to pay the Consultant 10 percent of the increase in the Company’s market capitalization following the dates when coverage becomes active under national insurance policies that the Consultant secures for the Company. The increase in the Company’s market capitalization would be determined based on the increase between the average closing price over the ten days before disclosure of a relevant coverage decision and the average closing price over the ten days commencing 80 days after such disclosure. These variable payments, which would be made only for the first five national insurance policies the Consultant attains for the Company, (1) could be made in cash or stock at the Company’s choice and (2) could not exceed (i) $6.0 million for the date that the first national coverage policy takes effect, (ii) $5.0 million for the date that the second national coverage policy takes effect and (iii) $2.0 million for each of the dates that the next three national coverage policies take effect. The Company would possibly need to seek shareholder approval pursuant to the rules of The Nasdaq Stock Market LLC if it the Company elected to make such payments in stock. The Company had not made any cash payments or issued any ordinary shares to the Consultant under the Consulting Agreement as of December 31, 2017

e.	Warrants to purchase ordinary shares

During the fiscal year ended December 31, 2017, no warrants were exercised into ordinary shares.

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2017:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants exercisable	Exercisable through
	(number)		(number)
July 14, 2014 (1)	403,804	$10.08	403,804	July 13, 2018
December 30, 2015 (2)	119,295	$9.64	119,295	See footnote (2)
November 1, 2016 (3)	2,437,500	$4.75	2,437,500	November 1, 2021
December 28, 2016 (4)	47,717	$9.64	47,717	See footnote (2)
	3,008,316		3,008,316
(1) Represents warrants to purchase ordinary shares at an exercise price of $10.08 per share, which were granted on July 14, 2014 as part of our series E investment round.
(2) Represents warrants issuable upon the exercise of warrants to purchase ordinary shares at an exercise price of $9.64 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of December 31, 2017.
(3) Represents warrants issued as part of our follow-on offering in November 2016. The exercise price and the number of ordinary shares into which the warrants may be exercised are subject to adjustment upon certain corporate events, including stock splits,

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

f.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense in the consolidated statements of operations as follows:

	Year Ended December 31,
	2017	2016	2015
Cost of revenues	$62	$108	$64
Research and development, net	508	559	425
Sales and marketing, net	963	811	571
General and administrative	2,121	1,920	1,285

Total	$3,654	$3,398	$2,345

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

Under the Harvard License Agreement, Harvard has granted the Company an exclusive, worldwide royalty-bearing license under certain patents of Harvard relating to lightweight “soft suit” exoskeleton system technologies for lower limb disabilities, a royalty-free license under certain related know-how and the option to obtain a license under certain inventions conceived under the joint research collaboration.

The Harvard License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of December 31, 2017, the Company did not achieve any of these milestones, and is evaluating the likelihood that the milestones will be achieved on a quarterly basis. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not recorded on the Company's condensed consolidated balance sheet as of December 31, 2017.

The Company's total payment obligation under the Collaboration Agreement and the Harvard License Agreement is $6.3 million, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expenses in the amount of $1.43 million which is part of the total payment obligation indicated above, as research and development expenses related to the Harvard License Agreement and to the Collaboration Agreement for the fiscal year ended December 31, 2017. No withholding tax was deducted from the Company's payments to Harvard in respect of the Collaboration Agreement and License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10:-    INCOME TAXES

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Corporate tax rates in Israel:

Presented hereunder are the tax rates relevant to the Company in the years 2015-2017:
The Israeli statutory corporate tax rate and real capital gains were 24% in 2017, 25% in 2016 and 26.5% in 2015
In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which reduces the corporate income tax rate to 24% effective from January 1, 2017 and to 23% effective from January 1, 2018.

b.	Loss before taxes on income is comprised as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic	$(24,728)	$(32,642)	$(25,485)
Foreign	130	142	123
	$(24,598)	$(32,500)	$(25,362)

c.	Taxes on income are comprised as follows:

	Year Ended December 31,
	2017	2016	2015
Current	$46	$8	$114
Deferred	73	(5)	(61)

	$119	$3	$53

	Year Ended December 31,
	2017	2016	2015
Domestic	$—	$—	$—
Foreign	119	3	53

	$119	$3	$53

d.	Deferred income taxes:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of December 31, 2017 and 2016 are derived from temporary differences.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Based on the Company’s history of losses, the Company established a full valuation allowance for RRL.
Undistributed earnings of certain subsidiaries as of December 31, 2017 were immaterial. The Company intends to reinvest these earnings indefinitely in the foreign subsidiaries. As a result, the Company has not provided for any deferred income taxes.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2017	2016
Carry forward tax losses	$24,969	$20,938
Research and development carry forward expenses-temporary differences	1,282	1,551
Accrual and reserves	139	223

Deferred tax assets before valuation allowance	26,390	22,712
Valuation allowance	(26,311)	(22,560)

Net deferred tax assets	$79	$152

The net changes in the total valuation allowance for each of the years ended December 31, 2017, 2016 and 2015, are comprised as follows:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$(22,560)	$(16,196)	$(10,089)
Changes due to amendments to tax laws and exchange rate differences	1,806	917	—
Adjustment previous year loss	(591)	—	—
Additions during the year	(4,966)	(7,281)	(6,107)

Balance at end of year	$(26,311)	$(22,560)	$(16,196)

e.	Reconciliation of the theoretical tax expenses:
A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2017	2016	2015
Loss before taxes, as reported in the consolidated statements of operations	$(24,598)	$(32,500)	$(25,362)

Statutory tax rate	24.0%	25.0%	26.5%

Theoretical tax benefits on the above amount at the Israeli statutory tax rate	$(5,904)	$(8,125)	$(6,721)
Income tax at rate other than the Israeli statutory tax rate	17	10	16
Non-deductible expenses including equity based compensation expenses and other	878	857	651
Operating losses and other temporary differences for which valuation allowance was provided	4,966	7,281	6,107
Other	162	(20)	—

Actual tax expense	$119	$3	$53

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f.	Foreign tax rates:
Taxable income of RRI was subject to tax at the rate of 40% in 2016, and 2015.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law resulting in significant changes from previous tax law. Some of the more meaningful provisions which will affect us are:

•	a reduction in the U.S. federal corporate tax rate from 35% to 21%;

•	limitation on the deduction of certain interest expense;

•	full expense deduction for certain business capital expenditures;

•	limitation on the utilization of NOLs arising after December 31, 2017; and

•	a system of taxing foreign-sourced income from multinational corporations.

We have completed or made a reasonable estimate for the measurement and accounting of certain effects of the TCJA which have been reflected in the Consolidated Financial Statements as of and for the year ended December 31, 2017. The items reflected as provisional amounts include:

•	a reduction in the U.S. federal corporate tax rate from 35% to 21%; and

•	transitional tax on foreign-sourced income from our international operations.
The effect of the tax rate change on the Company's deferred tax expense was $58 thousand. The TCJA is not expected to have an adverse material effect on our Consolidated Financial Statements for the year ended December 31, 2017.

Taxable income of RRG was subject to tax at the rate of 30% in 2017, 2016, and 2015.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has examined the effect of the adoption of the Amendment on its financial statements, and as of the date of the publication of the financial statements, the Company estimates that it will not apply the Amendment. The Company’s estimate may change in the future.

h.	Tax assessments:

RRL has had final tax assessments up to and including the 2013 tax year.
Each RRI and RRG have not had final tax assessment, since its inception.

i.	Net operating carry-forward losses for tax purposes:

As of December 31, 2017, RRL has carry-forward losses amounting to approximately $108.6 million, which can be carried forward for an indefinite period.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:-    FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows:

	Year Ended December 31,
	2017	2016	2015
Foreign currency transactions and other	$(188)	$85	$170
Financial expenses related to loan agreement with Kreos	2,451	1,976	—
Bank commissions	30	34	36
income related to hedging transactions	—	(36)	(18)

	$2,293	$2,059	$188

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

	Year Ended December 31,
	2017	2016	2015
Revenues based on customer’s location:
Israel	$—	$—	$—
United States	4,598	3,741	2,439
Europe	3,094	1,144	820
Asia-Pacific	61	984	487

Total revenues	$7,753	$5,869	$3,746

	December 31,
	2017	2016
Long-lived assets by geographic region:
Israel	$298	$476
United States	342	565
Germany	200	217

	$840	$1,258

(*)    Long-lived assets are comprised of property and equipment, net.

Major customer data as a percentage of total revenues:

	Year Ended December 31,
	2017	2016	2015
Customer A	35.2%	33.3%	14.8%

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:-    SUBSEQUENT EVENTS

Timwell Investment Agreement

On March 6, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Timwell Corporation Limited, a Hong Kong corporation (“Timwell”), pursuant to which we agreed, in return for aggregate gross proceeds to us of $20 million, to issue to Timwell an aggregate of 16,000,000 of our ordinary shares, at a price per share of $1.25, which represents a premium to the closing sale price of our ordinary shares as of March 6, 2018. Timwell will make the investment in three tranches, consisting of $5 million for 4,000,000 shares in the first tranche (the “First Tranche Closing”), $10 million for 8,000,000 shares in the second tranche (the “Second Tranche Closing”) and $5 million for 4,000,000 shares in the third tranche (the “Third Tranche Closing”). On a post-transaction basis, based on 30,006,575 of our ordinary shares outstanding as of March 5, 2018 (excluding ordinary shares issuable upon conversion or exercise of derivative securities owned by other shareholders or shares issued under our equity incentive plans and assuming no changes otherwise to our capitalization), after the First Tranche Closing, the Second Tranche Closing and the Third Tranche Closing, Timwell will beneficially own 11.8%, 28.6% and 34.8% of our ordinary shares, respectively

The First Tranche Closing is subject to the Company having received the approval by our shareholders of the transaction under Rule 5635 of Nasdaq and Israeli law. The Second Tranche Closing is subject to the conditions that, by July 1, 2018, (i) the Company and an affiliate of Timwell will have formed the China JV (as defined below), and (ii) by no later than 20 days after the establishment of the China JV (or as soon thereafter as possible), the China JV and the Company will have executed the License Agreement and Supply Agreement (each as defined below). The Third Tranche Closing is subject to the conditions that, by April 1, 2019, (i) the Company will have provided to the China JV product documentation, component supply access, work instructions, know-how and training, and will have defined quality system requirements necessary for rehabilitation using the Company’s Restore product, and (ii) a China-based manufacturer or agent defined by the China JV will have successfully produced the Company’s Restore product to the quality requirements defined by the Company. The Third Tranche Closing is expected to occur by December 31, 2018, before the April 2019 deadline under the Investment Agreement. The transaction is also subject to other customary closing conditions.

The Company intends to use the net proceeds from the issuances under the Investment Agreement (i) primarily for (a) sales, marketing activities related to market development in our existing markets as well as expanding into China and reimbursement expenses related to broadening third-party payor coverage and (b) research and development costs related to developing our lightweight “soft suit” exoskeleton technology for various lower limb disabilities, including stroke and other indications affecting the ability to walk, (ii) with respect to any remaining proceeds for general corporate purposes.

Lock-up Period

Until 18 months following the Third Tranche Closing, subject to limited exceptions, Timwell may not sell or transfer the ordinary shares purchased under the Investment Agreement (the “Purchased Shares”) except to its affiliates, unless a majority of the directors of our board of directors (the “Board”), excluding any member of our Board nominated or designated by Timwell, approves the transfer. Following this 18-month lock-up period, except for transfers of up to 10% of the shares to third parties who are not competitors of the Company, any sale or transfer of the Purchased Shares must be pursuant to Rule 144 under the Securities Act or an underwritten public offering. This restriction will terminate if any of the JV Agreement (as defined below), the License Agreement and the Supply Agreement is not executed within 12 months after the First Tranche Closing or is terminated. Timwell may also sell its Purchased Shares pursuant to any third-party tender offer for all of the Company’s ordinary shares.

Board Appointment Rights

Pursuant to the Investment Agreement, Timwell will be entitled upon the First Tranche Closing, and for so long as it maintains a 75% ownership of the Purchased Shares, to designate one nominee to our Board. Following the Third Tranche Closing and for so long as the shareholding requirements of the Purchased Shares above are satisfied, Timwell will be entitled to designate such aggregate number of members of the Board equal to the higher of (i) one, or (ii) the number of Board members affiliated with the Company’s next two largest shareholders at such time.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standstill and Voting Agreement

Subject to certain limitations set forth in the Investment Agreement, Timwell has agreed not to acquire additional equity securities of the Company and has agreed to customary “standstill” arrangements, pursuant to which it will not take certain actions related to, or knowingly encourage others to take actions related to, business combinations, mergers, tender offers or restructurings, and will refrain from taking certain actions related to the calling of meetings, proxies, proposals, director nominations, voting trusts and other actions of shareholders. Timwell has also agreed to vote its ordinary shares in accordance with the recommendations of our Board on shareholder proposals and Board proposals relating to any change of control, election of directors, amendments to the Company’s organizational documents, director and officer compensation and certain other related matters, provided that the action does not have an disproportionate adverse impact on Timwell’s rights as a shareholder compared to the other shareholders.

Notwithstanding the above, pursuant to the Investment Agreement, Timwell will not be restricted from purchasing shares in open-market transactions after the Third Tranche Closing, so long as Timwell and its affiliates together beneficially own not more than 35% of the outstanding shares of the Company. The standstill will remain in effect for so long as Timwell beneficially owns or has rights to at least 10% of the outstanding ordinary shares of the Company, and the voting agreement will remain in effect for so long as Timwell beneficially owns or has rights to at least 5% of the outstanding ordinary shares of the Company.

Preemptive Rights

The Investment Agreement grants Timwell certain preemptive rights. Following the First Tranche Closing and as long as Timwell holds at least 75% of the aggregate of the then-Purchased Shares at any of the First Tranche Closing, Second Tranche Closing and Third Tranche Closing through the date of determination of the preemptive right under the Investment Agreement, if any, in the event that the Company proposes to offer or sell any new securities other than in a public offering, the Company must first offer Timwell the right to purchase its then-applicable preemptive pro rata fraction of such new securities as calculated based on the terms provided in the Investment Agreement.

Registration Rights Agreement

Pursuant to the Investment Agreement, upon the First Tranche Closing, the Company and Timwell will enter into the form of registration rights agreement attached as Annex A to the Investment Agreement (the “Registration Rights Agreement”), relating to registration under the Securities Act of resales of the Purchased Shares. Pursuant to the Registration Rights Agreement, Timwell and certain permitted transferees will have certain demand and piggyback registration rights with customary indemnification provisions, subject to customary cutbacks on the number of shares to be registered or offered in an underwritten offering where the managing underwriter advises that marketing factors call for a limitation on the number of shares to be registered or offered. The registration rights will terminate upon certain customary triggers, including when Timwell and certain permitted transferees could sell all of their Purchased Shares without restriction pursuant to Rule 144 under the Securities Act.

China JV, License Agreement and Related Agreements

China JV

Pursuant to terms of the joint venture framework agreement, dated March 6, 2018 (the “JV Framework Agreement”), between the Company and RealCan Ambrum Healthcare Industry Investment (Shenzhen) Partnership Enterprise (Limited Partnership), an affiliate of Timwell (“Timwell JV Party”), the Company and Timwell JV Party intend to form a joint venture company in China for the purposes of research and development, assembly, registration, import, operations, sales and marketing of the Company’s products in China (including Hong Kong and Macau) (the “China JV”). The sole 100% owner of the Timwell is the single largest limited partner of the Timwell JV Party. Under the JV Framework Agreement, the China JV will be owned 80% by Timwell JV Party and/or other affiliates of the Timwell and Timwell JV Party to be agreed to by the parties in the JV Agreement (“Timwell China Parties”) and 20% by the Company (which ownership by the Company will not be diluted for at least the first five years after the formation of the China JV).

The parties have agreed that they will collaborate to form the China JV by negotiating and signing a JV agreement (the “JV Agreement”), consistent with the terms of the JV Framework Agreement. Pursuant to the JV Framework Agreement, the Company will not compete with the China JV in China (including Macau and Hong Kong), and Timwell JV Party will not compete with the Company anywhere in the world.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As set forth in the JV Framework Agreement, Timwell China Parties will appoint four of the China JV’s directors and the Company will appoint one director. The initial chief executive officer and the initial chief financial officer of the China JV will be appointed by joint agreement of Timwell China Parties and the Company. The Company will have customary minority protection rights, including a requirement that board decisions on specified matters be unanimous, which will survive any public offering of the China JV to the extent permissible. There will also be restrictions in the JV Agreement on the parties’ ability to sell or transfer their shares in the China JV other than to permitted transferees. Timwell China Parties and the Company will have a right of first refusal on proposed sales by the other party, and the Company will have a tag-along right if Timwell JV Party proposes to sell its shares in the China JV. Upon a change in control of the Company, Timwell China Parties will have the right to purchase the shares in the China JV owned by the Company at fair market value. In addition, each party will have the right to purchase the other party’s shares, if the other party proposes to sell its shares to a competitor of the remaining party.

In order for the China JV to maintain exclusive rights in China (including Macau and Hong Kong) to market and sell the Company’s products and the rights to the intellectual property, the China JV will be required to make certain minimum cash payments to the Company of the following amounts: $1.25 million for the first year after formation; $4 million for the second year after formation; $8 million for the third year after formation; an amount increased annually by 15% of the preceding year’s amount for the fourth, fifth and sixth years after formation; an amount increased annually by 10% of the preceding year’s amount for the seventh, eighth and ninth years after formation; and an amount increased between 5% and 8% of the preceding year’s amount for the tenth year after formation onward.

The Company and Timwell JV Party have agreed to use reasonable efforts to form the China JV, to negotiate and execute the JV Agreement on a date that allows reasonable time to ensure the establishment of the China JV no later than July 1, 2018, and to arrange for the China JV and the Company to execute and deliver the License Agreement and the Supply Agreement within 20 days after the establishment of the China JV.

License Agreement

In conjunction with and after formation of the China JV, the Company intends to execute a license agreement (the “License Agreement”) with the China JV with terms and conditions consistent with an agreed set of key terms (the “License Key Terms”). Pursuant to the License Key Terms, the Company will grant to the China JV (a) an exclusive, royalty-bearing, non-sublicensable (except as mutually agreed), non-transferable (except as mutually agreed) license under certain of the Company’s owned intellectual property, (b) an exclusive, royalty-bearing, non-sublicensable, non-transferable sublicense under certain of the Company’s controlled (but not owned) patent rights and (c) a non-exclusive, non-sublicensable, non-transferable sublicense under certain of the Company’s controlled (but not owned) know-how, in each case, solely for use for certain products in the China JV’s business and only in China (including Hong Kong and Macau).

The term of the License Agreement will expire upon expiration of all valid claims of the licensed patents. The License Agreement will also be terminable by the Company or the China JV due to the other party’s material uncured breach and for other events, including that sublicenses under any controlled (but not owned) intellectual property will terminate upon termination of the upstream license. The License Agreement will comply with and be expressly subject and subordinate to all requirements of any upstream license agreements and requirements of applicable law and will contain customary terms and conditions mutually agreed by the parties, including diligence, confidentiality, indemnity and limitation of liability provisions.

Supply Agreement

The Company and Timwell also intend for the China JV and the Company to enter into a supply agreement consistent with an agreed form of supply agreement attached as Annex G to the Investment Agreement (the “Supply Agreement”) pursuant to which the Company will sell its products to the China JV, for resale solely in China (including Macau and Hong Kong). The Supply Agreement will set a target profit margin for the Company on the sale of its products to the China JV, and also shall specify the credit terms to be afforded to the China JV on these sales. The China JV’s rights under the Supply Agreement are conditioned on satisfaction of the minimum cash payments as are specified in the JV Agreement (as described above). The term of the Supply Agreement will be concurrent with the term of the License Agreement, subject to termination provisions and other terms to be agreed to by the parties in the Supply Agreement.