Form 10-Q
period 2018-03-31
ReWalk Robotics Ltd.
filed 2018-05-15
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 11, 2018 the Registrant had outstanding 30,633,885 ordinary shares, par value NIS 0.01 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$8,818	$14,567
Trade receivable, net	1,566	1,103
Prepaid expenses and other current assets	2,018	1,625
Inventories	3,480	3,643
Total current assets	15,882	20,938

LONG-TERM ASSETS

Other long term assets	1,082	1,085
Property and equipment, net	756	840
Total long-term assets	1,838	1,925
Total assets	$17,720	$22,863

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Current maturities of long term loan	$6,441	$6,441
Trade payables	2,873	1,811
Employees and payroll accruals	926	872
Deferred revenues and customers advances	129	123
Other current liabilities	428	480
Total current liabilities	10,797	9,727

LONG-TERM LIABILITIES
Long term loan, net of current maturities	7,796	8,911
Deferred revenues	330	262
Other long-term liabilities	296	256
Total long-term liabilities	8,422	9,429

Total liabilities	19,219	19,156

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity (deficiency):

Share capital
Ordinary shares NIS 0.01 par value- Authorized: 250,000,000 shares at March 31, 2018 and December 31, 2017; Issued and outstanding: 30,510,455 and 30,003,639 shares at March 31, 2018 and December 31, 2017, respectively	86	84
Receivables on account of shares	(42)	—
Additional paid-in capital	136,027	134,843
Accumulated deficit	(137,570)	(131,220)
Total shareholders’ equity (deficiency)	(1,499)	3,707
Total liabilities and shareholders’ equity (deficiency)	$17,720	$22,863

 The accompanying notes are an integral part of these consolidated financial statements.

 REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$1,579	$2,499
Cost of revenues	897	1,450

Gross profit	682	1,049

Operating expenses:
Research and development, net	2,151	1,430
Sales and marketing	2,336	3,133
General and administrative	2,037	2,141

Total operating expenses	6,524	6,704

Operating loss	(5,842)	(5,655)
Financial expenses, net	485	731

Loss before income taxes	(6,327)	(6,386)
Income taxes	—	14

Net loss	$(6,327)	$(6,400)

Net loss per ordinary share, basic and diluted	$(0.21)	$(0.39)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	30,049,293	16,455,257

The accompanying notes are an integral part of these consolidated financial statements.

; REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

(In thousands, except share data)

	Ordinary Share		Receivables on account of shares	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity (deficiency)
	Number	Amount
Balance as of January 1, 2017	16,338,257	45	—	114,707	(106,492)	8,260
Share-based compensation to employees and non-employees	—	—	—	3,654	—	3,654
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	166,748	1	—	37	—	38
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $467	5,613,084	16	—	9,293	—	9,309
Issuance of ordinary shares in follow-on public offering, net of issuance expenses in an amount of $1,117	7,885,550	22	—	7,141	—	7,163
Cumulative effect to stock based compensation from adoption of a new accounting standard	—	—	—	11	(11)	—
Net loss	—	—	—	—	(24,717)	(24,717)

Balance as of December 31, 2017	30,003,639	84	—	134,843	(131,220)	3,707
Cumulative effect to retained earning from adoption of a new accounting standard	—	—	—	—	(23)	(23)
Share-based compensation to employees and non-employees	—	—	—	796	—	796
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	117,416	*)	—	—	—	—
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $50 (1)	389,400	2	(42)	388	—	348
Net loss	—	—	—	—	(6,327)	(6,327)
Balance as of March 31, 2018	30,510,455	86	(42)	136,027	(137,570)	(1,499)

*)	Represents an amount lower than $1.
(1)	See Note 7e to the condensed consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows used in operating activities:
Net loss	$(6,327)	$(6,400)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	113	180
Share-based compensation to employees and non- employees	796	851
Deferred taxes	(14)	(47)
Financial expenses related to long term loan	—	33

Changes in assets and liabilities:

Trade receivables, net	(433)	(147)
Prepaid expenses and other assets	180	(204)
Inventories	134	188
Trade payables	409	(438)
Employees and payroll accruals	54	(313)
Deferred revenues and advances from customers	74	127
Other liabilities	(12)	141
Net cash used in operating activities	(5,026)	(6,029)

Cash flows used in investing activities:
Purchase of property and equipment	—	(10)
Net cash used in investing activities	—	(10)

Cash flows used in financing activities:
Issuance of ordinary shares upon exercise of stock options by employees and non employees	—	20
Repayment of long term loan	(1,115)	(1,168)
Issuance of ordinary shares in at-the-market offering, net of issuance expenses paid in the amount of $12 (1)	386	658
Net cash used in financing activities	(729)	(490)

Decrease in cash, cash equivalents, and restricted cash	(5,755)	(6,529)
Cash, cash equivalents, and restricted cash at beginning of period	15,423	24,498
Cash, cash equivalents, and restricted cash at end of period	$9,668	$17,969

Supplemental disclosures of non-cash flow information
Proceeds on account of ordinary shares in at-the-market offering not yet received	$(42)	$—
At-the-market offering expenses not yet paid	$38	$47
Private placement issuance cost not yet paid (2)	$615	$—
Classification of inventory to property and equipment, net	$29	$29

Supplemental cash flow information:
Cash and cash equivalents	$8,818	$17,128
Restricted cash included in other long term assets	850	841
Total Cash, cash equivalents, and restricted cash	$9,668	$17,969
(1) See Note 7e to the condensed consolidated financial statements.
(2) See Note 10b to the condensed consolidated financial statements
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

b.
RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics Inc. (“RRI”) incorporated under the laws of Delaware on February 15, 2012 and (ii) ReWalk Robotics GMBH. (“RRG”) incorporated under the laws of Germany on January 14, 2013.

c.
The Company is designing, developing and commercializing the ReWalk system, an innovative exoskeleton that allow wheelchair-bound persons with mobility impairments or other medical conditions to stand and walk once again. The ReWalk system consists of a light wearable brace support suit which integrates motors at the joints, rechargeable batteries, an array of sensors and a computer-based control system to power knee and hip movement. There are currently two types of products: ReWalk Personal and ReWalk Rehabilitation. ReWalk Personal is designed for everyday use by individuals at home and in their communities and is custom-fitted for each user. ReWalk Rehabilitation is designed for the clinical rehabilitation environment where it provides individuals access to valuable exercise and therapy. It also enables individuals to evaluate their capacity for using ReWalk Personal system in the future.

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

e.
During the three months ended March 31, 2018, the Company issued and sold 389,400 ordinary shares at an average price of $1.13 per share under its $25 million ATM Offering Program (as defined in Note 7e below). The gross proceeds to the Company were $440 thousand, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $50 thousand were $390 thousand. As a result, from the inception of the ATM Offering Program in May 2016 until March 31, 2018, the Company has issued and sold 6,694,546 ordinary shares at an average price of $2.21 per share under its ATM Offering Program, with gross proceeds of $14.8 million, and net aggregate proceeds of $13.8 million after deducting commissions, fees and offering expenses in the amount of $948 thousand. The Company could raise up to a remaining $10.2 million under its ATM Offering Program, subject to a limitation on sales under the Company’s effective Form S-3 limiting sales under such Form S-3 to $13.7 million during any 12-month period. See Note 7e below for more information about the Company’s ATM Offering Program.

f.
The Company has an accumulated deficit in the total amount of $137.6 million as of March 31, 2018 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under the Company's ATM Offering Program, or other future public or private issuances of equity and debt securities, including the private placement of ordinary shares to Timwell Corporation Limited, a Hong Kong entity, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company require more funds than anticipated during the next 12 months or in later periods.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the three months ended March 31, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:-     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's (i) consolidated financial position as of March 31, 2018, (ii) consolidated results of operations for the three months ended March 31, 2018 and (iii) consolidated cash flows for the three months ended March 31, 2018. The results for the three months periods ended March 31, 2018, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 3:-    SIGNIFICANT ACCOUNTING POLICIES

a.
The significant accounting policies applied in the audited consolidated financial statements of the Company as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018, are applied consistently in these unaudited interim condensed consolidated financial statements, except the below:

b.	Revenue Recognition

The Company generate revenues from sales of products. The Company sells its products directly to end customers and through distributors. The Company sells its products to private individuals (who finance the purchases by themselves, through fundraising or reimbursement coverage from insurance companies), rehabilitation facilities and distributors.

On January 1, 2018, we adopted Topic 606 using the modified retrospective method for contracts that were not completed as of January 1, 2018. Under the modified retrospective method, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This adjustment did not have a material impact on our condensed consolidated financial statements. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition ("Topic 605").

The adoption of Topic 606 represents a change in accounting principle that will provide financial statement readers with enhanced revenue recognition disclosures. In accordance with Topic 606, revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration to which we expect to be entitled in exchange for transferring products or providing services. To achieve this core principle, the Company applies the following five steps:

1. Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into a written agreement with a customer that defines each party's rights regarding the products or services to be transferred and identifies the payment terms related to these products or services, (ii) both parties to the contract are committed to perform their respective obligations, (iii) the contract has commercial substance, and (iv) the Company determines that collection of substantially all consideration for products or services that are transferred is probable based on the customer's intent and ability to pay the promised consideration. The Company applies judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's payment history or, in the case of a new customer, published credit and financial information pertaining to the customer.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from the Company, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract.

3. Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. To the extent the transaction price is variable, revenue is recognized at an amount equal the consideration to which the Company expects to be entitled. This estimate includes customer sales incentives which are accounted for as a reduction to revenue and estimated using either the expected value method or the most likely amount method, depending on the nature of the program.

As a result of the Company's adoption of this standard, the majority of the amounts that were historically classified as bad debt expense, primarily related to self-payers customers, are now considered an implicit price concession in determining net revenue. Accordingly, the Company recognized uncollectible balances associated with self-payers customers as a reduction of the transaction price and therefore as a reduction in net revenues when historically these amounts were classified as bad debt expense within general and administrative expenses.
Shipping and handling costs charged to customers are included in net sales. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

In practice, we do not offer extended payment terms beyond one year to customers. As such, we do not adjust our consideration for financing arrangements.

4. Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless a portion of the variable consideration related to the contract is allocated entirely to a performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately.

5. Recognize revenue when or as the Company satisfies a performance obligation

The Company generally satisfies performance obligations at a point in time, once the customer has obtained the legal title to the items purchased or service provided.

For systems sold to rehabilitation facilities, the Company includes training and considers the elements in the arrangement to be a single performance obligation. In accordance with ASC 606, the Company has concluded that the training is essential to the functionality of the Company’s systems. Therefore the Company recognizes revenue for the system and training only after delivery in accordance with the agreement delivery terms to the customer and after the training has been completed.

For sales of Personal systems to end users, and for sales of Personal or Rehabilitation systems to third party distributors, the Company does not provide training to the end user as this training is completed by the Rehabilitation centers or by the distributor that have previously completed the ReWalk Training program. Therefore the Company recognizes revenue in such sales upon delivery.

Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer.

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
Disaggregation of Revenues

	March 31,	March 31,
	2018	2017
Units placed	$1,528	$2,443
Spare parts and warranties	51	56
Total Revenues	$1,579	$2,499

Units placed

We currently offer two products: ReWalk Personal and ReWalk Rehabilitation. ReWalk Personal is currently designed for everyday use by paraplegic individuals at home and in their communities, and is custom fitted for each user. ReWalk Rehabilitation is currently designed for use by paraplegia patients in the clinical rehabilitation environment, where it provides individuals access to valuable exercise and therapy. It also enables individuals to evaluate their capacity for using ReWalk Personal in the future.

Units placed includes revenue from sales of a ReWalk Personal or ReWalk Rehabilitation. We also offer a Rent-to-Purchase model in which we recognize revenue according to the agreed rental monthly fee. For units placed, we transfer control and recognize a sale or a rental revenue when title has passed to our customer. Each unit placed is considered an independent, unbundled performance obligation.

Spare parts and warranties

Spare parts are sold to private individuals, rehabilitation facilities and distributors. For spare part sales, we transfer control and recognize a sale when title has passed to our customer. Each part sold is considered an independent, unbundled performance obligation.

Warranties are classified as either assurance type or service type warranty. A warranty is considered an assurance type warranty if it provides the consumer with assurance that the product will function as intended for a limited period of time.

In the beginning of 2018, we updated our service policy to include a five- year warranty compared to a period of two years that were included in the past for parts and services. The first two years are considered as assurance type warranty and the additional period is considered an extended service arrangement, which is a service type warranty. An assurance type warranty is not accounted for as separate performance obligations under the revenue model. A service type warranty is either sold with a unit or separately for units for which the warranty has expired. Revenue is then recognized ratably over the life of the warranty.

Contract balances

	March 31,	December 31,
	2018	2017
Trade receivable, net	$1,566	$1,103
Deferred revenues (1)	$459	$385

(1)	$72 thousand of December 31, 2017 deferred revenues balance were recognized as revenues during the three months ended March 31, 2018.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has applied the practical expedient allowed within the guidance to expense sales commissions when incurred as the amortization period would be for one year or less.

Typical timing of payment

The timing of satisfaction of our performance obligations does not significantly vary from the typical timing of payment. Typical payment terms are based on payment terms as established in our contracts. For some contracts we may be entitled to receive an advance payment.
Transaction price allocated to remaining performance obligations

For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods was not material.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

The Company’s unfilled performance obligations as of March 31, 2018 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $459 thousand, which is fulfilled over 1-5 years.

c.	Recent Accounting Pronouncements:

Share Based Compensation - On May 10, 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. They will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense has not changed, to the extent applicable. The ASU also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have a material impact on its accounting and disclosures.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements Not Yet Adopted

Leases - In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, "Leases". The guidance is effective for the interim and annual periods beginning on or after December 15, 2018. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Income Taxes- In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements as of March 31, 2018 and December 31, 2017.

d.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	March 31,	December 31,
	2018	2017
Customer A	33%	*)
Customer B	*)	17%
Customer C	*)	14%
Customer D	*)	10%
*) Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of March 31, 2018 and December 31, 2017 trade receivables are presented net of allowance for doubtful accounts in the amount of $125 thousand and net of sales return reserve of $105 thousand as of March 31, 2018 and December 31, 2017.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Warranty provision

The Company provided a two-year standard warranty for its products, In the beginning of 2018 we updated our service policy for new devices sold to include five-year warranties. The Company determined that the first two years of warranty is an assurance-type warranty and records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2017	$488
Provision	58
Usage	(70)
Balance at March 31, 2018	$476

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:-    INVENTORY

The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Finished products	$3,480	$3,643
	$3,480	$3,643

NOTE 5:-    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer. Purchase obligations do not include contracts that may be canceled without penalty. As of March 31, 2018, non-cancelable outstanding obligations amounted to approximately $317 thousand.

b.	Lease commitment: the Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2018 and 2025 (the “lease agreements”).

The future minimum lease commitments of the Company and its subsidiaries under various non-cancelable operating lease agreements in respect of premises, that are in effect as of March 31, 2018, are as follows (in thousands):

2018	$441
2019	586
2020	594
2021	593
2022	601
And Thereafter	1,106
Total	$3,921
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2018 and 2020.
RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $57 thousand as of March 31, 2018.

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (the “IIA”) and Israel-U.S. Binational Industrial Research and Development Foundation (the “BIRD”). Since the Company’s inception through March 31, 2018, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty bearing grants (as of March 31, 2018, the Company paid royalties to the IIA in the total amount of $50 thousand), while a total amount of $400 thousand was received in consideration of 5,237 convertible preferred A shares, which converted after our initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required. The Company was obligated to pay royalties to BIRD amounting to 5% of the sales of the products and other related revenues generated from such projects, up to 150% of the grants received. For the three months ended March 31, 2018 there were no royalties expenses recorded in cost of revenues.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2018, the contingent liability to the IIA amounted to $1.5 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

(a) the grant recipient pays to the IIA a portion of the sale price paid in consideration for such IIA-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the research and development activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its IIA-funded know-how; (c) such transfer of IIA-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) if such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

d.	Liens:

As discussed in Note 6 to the Company’s audited consolidated financial statements in its annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”), the Company is party to a loan agreement, as amended (the “Loan Agreement”), with Kreos Capital V (Expert Fund) Limited (“Kreos”), pursuant to which Kreos extended a $20 million line of credit to the Company. In connection with the Loan Agreement, the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

The Company's other long-term assets in the amount of $850 thousand have been pledged to third parties as a security in respect to lease agreements. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

As set forth below, between September 2016 and January 2017, eight substantially similar putative securities class actions were filed against the Company. As of March 31, 2018, four of these actions have been dismissed on procedural grounds, one was voluntarily dismissed and three are pending, including two actions which have been consolidated and one action brought by the plaintiffs whose actions were dismissed.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Based on information currently available and the early stage of the litigation, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in the Company's consolidated balance sheets as of March 31, 2018. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

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

The Harvard License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of March 31, 2018, in light of the achievement of a milestone, the Company recorded a liability which is included in the total expenses recorded during the three months ended March 31, 2018. The Company continues to evaluate the likelihood that other milestones will be achieved on a quarterly basis. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not recorded on the Company's condensed consolidated balance sheet as of March 31, 2018.

The Company's total payment obligation under the Collaboration Agreement and the Harvard License Agreement is $6.5 million, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expense in the amount of $530 thousand which is part of the total payment obligation indicated above, as research and development expenses related to the Harvard License Agreement and to the Collaboration Agreement for the three months ended March 31, 2018. No withholding tax was deducted from the Company's payments to Harvard in respect of the Collaboration Agreement and License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

NOTE 7:-    SHAREHOLDERS’ EQUITY

a.	Share option plans:

As of March 31, 2018, and December 31, 2017, the Company had reserved 2,451,983 and 1,301,521 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).
Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not grant options during the three month period ended March 31, 2017.
The fair value for options granted during the three months ended March 31, 2018 was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

Three Months Ended March 31,
2018
Expected volatility	61%
Risk-free rate	2.74%
Dividend yield	—%
Expected term (in years)	6.11
Share price	$1.15

The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company's ordinary shares on the date of grant.
A summary of employee options to purchase ordinary shares and RSUs during the three months ended March 31, 2018 is as follows:

	Three Months Ended March 31, 2018
	Number	Average exercise price	Average remaining contractual life (in years) (1)	Aggregate intrinsic value (in thousands)
Options and RSUs outstanding at the beginning of the period	1,846,797	$1.86	6.33	$586
Options granted	96,525	1.15
RSUs granted	17,857	—
Options exercised (2)	—	—
RSUs vested (2)	(97,575)	—
RSUs forfeited	(27,879)	—
Options forfeited	(36,820)	10.38

Options and RSUs outstanding at the end of the period	1,798,905	$1.76	6.28	$517

Options exercisable at the end of the period	1,021,753	$2.43	5.34	$9

(1)	Calculation of weighted average remaining contractual term does not include RSUs, which have an indefinite contractual term.

(2)
During the three months ended March 31, 2018, the aggregate number of ordinary shares that were issued pursuant to RSUs that became vested and options that were exercised on a net basis was 96,962 ordinary shares.

The weighted average grant date fair value of options granted during the three months ended March 31, 2018 was $0.675. The Company did not grant options during the three month period ended March 31, 2017. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2018 was $1.15. The Company did not grant RSUs to any of its employees during the three month periods ended March 31, 2017.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the three months ended March 31, 2018, and the total intrinsic value of options exercised for the three months ended March 31, 2017 was $25 thousand. As of March 31, 2018, there were $3.4 million

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2012 Equity Incentive Plan and its 2014 Plan. This cost is expected to be recognized over a period of approximately 1.8 years.

The number of options and RSUs outstanding as of March 31, 2018 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of March 31, 2018	Weighted average remaining contractual life (years) (1)	Options exercisable as of March 31, 2018	Weighted average remaining contractual life (years) (1)
RSUs only	461,474	—	—	—
$0.82	31,806	2.79	31,806	2.79
$1.32	426,617	5.45	330,092	4.15
$1.48	755,761	6.71	554,608	5.81
$6.80- $8.99	90,443	7.54	74,209	7.54
$9.22- $10.98	15,358	7.39	14,608	7.37
$19.62-$20.97	17,446	6.69	16,430	6.68
	1,798,905	6.28	1,021,753	5.34

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.	Share-based awards to non-employee consultants:

The Company granted 20,454 fully vested RSUs during the three months ended March 31, 2018 to a non-employee consultant. As of March 31, 2018, there are no outstanding options or RSUs held by non-employee consultants.

c.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2018:

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2) Represents shares issuable upon the exercise of warrants to purchase ordinary shares at an exercise price of $9.64 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of March 31, 2018.

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

(4) Represents warrants to purchase 47,717 ordinary shares that were issued as part of the $8.0 million drawdown under the Loan Agreement that occurred on December 28, 2016. See footnote 2 for exercisability terms.

d.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$4	$28
Research and development, net	114	113
Sales and marketing, net	155	185
General and administrative	523	525
Total	$796	$851

e.	At-the-market offering program:

On May 10, 2016, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray, pursuant to which it may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25 million, through Piper Jaffray acting as its agent. As of March 31, 2018 the Company could raise up to a remaining $10.2 million under its ATM Offering Program, subject to a limitation on sales under the Company’s effective Form S-3 limiting sales under such Form S-3 to $13.7 million during any 12-month period. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on the Company’s behalf all of the ordinary shares requested to be sold by the Company, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Sales may be made under the Company's registration statement on Form S-3, which was declared effective on May 9, 2016 (the “Form S-3”), in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “ATM Offering Program”). Sales may be made directly on or through the NASDAQ Capital
Market, the existing trading market for the Company's ordinary shares, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Piper Jaffray is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares. The Company is not required to sell any of its ordinary shares at any time.
During the three months ended March 31, 2018, the Company issued and sold 389,400 ordinary shares at an average price of $1.13 per share under its ATM Offering Program. The gross proceeds to the Company were $440 thousand, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $50 thousand were $390 thousand. As a result, from the inception of the ATM Offering Program in May 2016 until March 31, 2018, the Company had sold 6,694,546 ordinary shares under the ATM Offering Program for gross proceeds of $14.8 million and net proceeds to the Company of $13.8 million (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation of $444 thousand and had incurred total expenses of approximately $948 thousand in connection with the ATM Offering Program.

NOTE 8:-    FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Foreign currency transactions and other	$(19)	$(19)
Financial expenses related to loan agreement with Kreos	495	739
Bank commissions	9	11
	$485	$731

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

	Three Months Ended March 31,
	2018	2017
Revenues based on customer’s location :
Israel	$—	$—
United States	1,178	2,099
Europe	341	400
Asia-Pacific	2	—
Latin America	58	—
Total revenues	$1,579	$2,499

	March 31,	December 31,
	2018	2017
Long-lived assets by geographic region (*):
Israel	$268	$298
United States	300	342
Germany	188	200
	$756	$840

(*)    Long-lived assets are comprised of property and equipment, net.

	March 31,	December 31,
	2018	2017
Major customer data as a percentage of total revenues:
Customer A	37.0%	35.2%

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10:- SUBSEQUENT EVENTS

On May 15, 2018, following the receipt of shareholder approval under the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and Israeli law, we closed the first tranche of the investment agreement, dated March 6, 2018, with Timwell, issuing 4,000,000 ordinary shares to Timwell for gross proceeds of $5 million and net proceeds of $4.4 million after deducting offering expenses in the amount of $600 thousand. The table below shows, on a pro forma basis, the impact of the first tranche closing on our condensed consolidated balance sheet as if the transaction had occurred on March 31, 2018:

	Pro Forma Balance Sheet as of March 31, 2018
	Actual	Adjustments	Pro Forma
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,818	$4,400	$13,218
Trade receivable, net	1,566	—	1,566
Prepaid expenses and other current assets	2,018	—	2,018
Inventories	3,480	—	3,480
Total current assets	15,882	4,400	20,282
LONG-TERM ASSETS
Other long term assets	1,082	—	1,082
Property and equipment, net	756	—	756
Total long-term assets	1,838	—	1,838
Total assets	$17,720	$4,400	$22,120

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Current maturities of long term loan	$6,441	—	$6,441
Trade payables	2,873	—	2,873
Employees and payroll accruals	926	—	926
Deferred revenues and customers advances	129	—	129
Other current liabilities	428	—	428
Total current liabilities	10,797	—	10,797
LONG-TERM LIABILITIES
Long term loan, net of current maturities	7,796	—	7,796
Deferred revenues	330	—	330
Other long-term liabilities	296	—	296
Total long-term liabilities	8,422	—	8,422
Total liabilities	19,219	—	19,219

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity (deficiency):
Share capital
Ordinary shares NIS 0.01 par value- Authorized: 250,000,000 shares at March 31, 2018; Issued and outstanding: 30,510,455 shares at March 31, 2018.	86	11	97
Receivables on account of shares	(42)	—	(42)
Additional paid-in capital	136,027	4,389	140,416
Accumulated deficit	(137,570)	—	(137,570)
Total shareholders’ equity (deficiency)	(1,499)	4,400	2,901
Total liabilities and shareholders’ equity (deficiency)	$17,720	$4,400	$22,120

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and with our audited consolidated financial statements included in our 2017 Form 10-K as filed with the SEC. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements” below.

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

•	our ability to comply with the continued listing requirements of the NASDAQ Capital Market and the risk that our ordinary shares will be delisted if we cannot do so;

•	our ability to maintain and grow our reputation and the market acceptance of our products;

•	our ability to achieve reimbursement from third-party payors for our products;

•	our expectations as to our clinical research program and clinical results;

•	our expectations as to the results of the Food and Drug Administration’s (“FDA”), potential regulatory developments with respect to our mandatory 522 postmarket surveillance study;

•	the outcome of ongoing shareholder class action litigation relating to our initial public offering (“IPO”);

•	our ability to repay our secured indebtedness;

•	our ability to improve our products and develop new products;

•	our ability to close periodic issuances of our ordinary shares to, and to form a joint venture in China with, Timwell;

•	the risk of substantial dilution resulting from the periodic issuances of our ordinary shares to Timwell;

•	the significant voting power and de facto voting control Timwell will acquire;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	our ability to gain and maintain regulatory approvals;

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

•
our compliance with medical device reporting regulations to report adverse events involving our products and the potential impact of such adverse events on ReWalk’s ability to market and sell its products

The preceding list is not intended to be an exhaustive list of all of our statements. The statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements. In particular, you should consider the risks provided under “Part 1, Item 1A. Risk Factors” of our 2017 Form 10-K, and in other reports filed by us with the SEC.
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
First Quarter 2018 Business Highlights

•	On April 30, 2018, ReWalk shareholders approved a previously announced $20.0 million investment agreement with Timwell, a Hong Kong entity, at a price per share of $1.25.

•
We closed the first investment tranche for $5.0 million in proceeds, allowing parties to begin preliminary steps to form joint venture with Timwell to develop, manufacture and market ReWalk products in China;

•	ReWalk’s Restore clinical study in stroke patients began at the end of March 2018, with the first patient using the device as part of the study;

•	We placed 23 ReWalk devices during the quarter ended March 31, 2018, of which 14 were placed in the U.S., eight in Europe and one in other market;

•
In March 2018, the Italian Ministry of Labor and Social Policy's statutory insurance corporation, (“INAIL”), has put in place a coverage policy that will provide exoskeleton systems for all qualifying beneficiaries. This policy, the first of its kind in Italy, will provide individuals with spinal cord injury access to obtain their own medical device so that they can stand and walk again.

Results of Operations for the Three Months Ended March 31, 2018 and March 31, 2017
Our operating results for the three months ended March 31, 2018, as compared to the same periods in 2017, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$1,579	$2,499
Cost of revenues	897	1,450

Gross profit	682	1,049

Operating expenses:
Research and development, net	2,151	1,430
Sales and marketing	2,336	3,133
General and administrative	2,037	2,141

Total operating expenses	6,524	6,704

Operating loss	(5,842)	(5,655)
Financial expenses, net	485	731
Loss before income taxes	(6,327)	(6,386)
Income taxes	—	14

Net loss	$(6,327)	$(6,400)

Net loss per ordinary share, basic and diluted	$(0.21)	$(0.39)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	30,049,293	16,455,257

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues
Our revenues for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except unit amounts)
Personal units placed	22	36
Rehabilitation units placed	1	1
Total units placed	23	37
Personal unit revenues	$1,499	$2,423
Rehabilitation unit revenues	$80	$76
Revenues	$1,579	$2,499

Revenues decreased $920 thousand, or 37%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease is driven primarily from a lower number of units sold to the VA for use in the VA's clinical study.
In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the Restore device to rehabilitation institutes.

Gross Profit
Our gross profit for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Gross profit	$682	$1,049
Gross profit had remained flat at 43% of revenue for the three months ended March 31, 2018 compared to 42% for the three months ended March 31, 2017.
We expect our gross profit to gradually improve as we increase our sales volumes and decrease the product manufacturing costs, which may be partially offset by potential price increases.

Research and Development Expenses
Our research and development expenses, net, for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expenses, net	$2,151	$1,430
Research and development expenses, net, increased $721 thousand, or 50%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase is attributable to increased costs associated with the development of our ReWalk soft suit exoskeleton, increased expenses related to regulatory, quality and research and development activities for our ReStore clinical study.
We intend to focus our research and development expenses in the near term primarily on the Restore system for stroke patients and in the longer term on a “soft suit” exoskeleton for additional indications affecting the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance and the next generation of our current ReWalk device.

Sales and Marketing Expenses
Our sales and marketing expenses for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Sales and marketing expenses	$2,336	$3,133
Sales and marketing expenses decreased $797 thousand, or 25%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, driven by lower personnel and personnel-related costs and consulting expenses as result of recent cost reduction efforts.

In the near term our sales and marketing expenses are expected to be driven by our commercialization efforts and reimbursement for the ReWalk Personal device as we continue to pursue insurance claims on a case by case basis and invest in efforts to expand coverage.

General and Administrative Expenses
Our general and administrative expenses for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
General and administrative	$2,037	$2,141

General and administrative expenses decreased $104 thousand, or 5%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The Company recorded a one-time charge of $200 thousand in the three months ended March 31, 2018 related to severance accrual for the Company's former chief financial officer, offset with a decrease mainly in professional expenses.

Financial Expenses, Net
Our financial expenses, net, for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Financial expenses, net	$485	$731

Financial expenses, net, decreased $246 thousand, or 34% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease is attributable mainly to interest expense related to the Loan Agreement with Kreos.

Income Tax
Our income tax for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Income tax	$—	$14

Income taxes decreased $14 thousand for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, judgments and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. See Note 2 to our audited consolidated financial statements included in our 2017 Form 10-K for a description of the significant accounting policies that we used to prepare our consolidated financial statements.

There have been no material changes to our critical accounting policies or our critical judgments from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our 2017 Form 10-K except for the updates provided in note 3b of our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report.

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
As of March 31, 2018, the Company had cash and cash equivalents of $8.8 million. The Company has an accumulated deficit in the total amount of $138 million as of March 31, 2018 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.
The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under the Company's ATM Offering Program, or other future issuances of equity and debt securities, including the private placement of ordinary shares to Timwell Corporation Limited, a Hong Kong entity, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company require more funds than anticipated during the next 12 months or in later periods.
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements for the three months ended March 31, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.
Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities and broadening third-party payor coverage, and (ii) research and development costs related to, in the shorter term, our Restore device that will assist patients who had stroke, and, in the longer term, developing our next generation of ReWalk with design improvements and building upon our technological platform to address new medical indications that affect the ability to walk including cerebral palsy, Parkinson’s disease and elderly assistance. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern.” in our 2017 Form 10-K.

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

On December 30, 2015, we entered into a loan agreement with Kreos (the “Loan Agreement”) pursuant to which Kreos extended a line of credit to us in the amount of $20 million. On January 4, 2016, we drew down $12.0 million under the Loan Agreement. Under the terms of the Loan Agreement we were entitled to draw down up to an additional $8.0 million until December 31, 2016, if we raised $10.0 million or more in the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) by December 31, 2016. On December 28, 2016, we drew down the remaining $8.0 million available under the Loan Agreement. Interest is payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. As of June 30, 2017, the Company raised more than $20 million in connection with the issuance of its share capital and therefore, in accordance with the terms of the Loan Agreement, the repayment period was extended from 24 months to 36 months. The principal was also reduced in connection with the issuance of the Kreos Convertible Note on June 9, 2017. Pursuant to the Loan Agreement, we paid Kreos a transaction fee equal to 1.0% of the total available amount of the line of credit upon the execution of the agreement and we will be required to pay Kreos an end of loan payment equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. During the fiscal year ended December 31, 2017 the Company paid $23 thousand of fees in connection with the Loan Agreement, compared to $501 thousand during the fiscal year ended December 31, 2016. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

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

Since we filed our Form 10-K on February 17, 2017, we have been subject to limitations under the applicable rules of Form S-3, which constrain our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. Pursuant to these rules, we may not sell in primary offerings under our Form S-3 more than approximately $13.7 million in any 12 month period, unless and until we are no longer subject to these limitations. We will cease to be subject to these limitations once our public float exceeds $75 million. As of the date of this quarterly report, we have sold approximately $9.6 million in securities under our Form S-3 during the last 12 months, when we were subject to these restrictions. We will also recalculate the amount of this limitation if we terminate our ongoing takedown and conduct another takedown under our Form S-3. Additionally, these limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants.

With respect to our ATM Offering Program, because we have sold $14.8 million in the program since its inception, we could only raise up to a remaining $10.2 million using the program, subject to the $13.7 million limitation. Because of these limitations, to raise additional capital in securities offerings above that limitation, we may be required to seek other methods of completing primary offerings, including, for example, under a registration statement on Form S-1 (which has no such size limitations), the preparation of which would be more time-consuming and costly, including due to potential SEC review. We may also conduct such offerings in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of the Nasdaq. Any such transactions could result in substantial dilution of shareholders’ interests.

ATM Offering Program

On May 10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent. The $13.7 million on sales under our Form S-3 also applies to this ATM Offering Program. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on our behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Such sales may be made under our Form S-3 in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, directly on or through the Nasdaq Capital Market, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the NASDAQ Global Market, as further described in the Equity Distribution Agreement. During the three months ended March 31, 2018, the Company issued and sold 389,400 ordinary shares at an average price of $1.13 per share under its ATM Offering Program (as defined in Note 7e below). The gross proceeds to the Company were $440 thousand, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $50 thousand were $390 thousand. As a result, from the inception of the ATM Offering Program in May 2016 until March 31, 2018, we had sold 6,694,546 ordinary shares under the ATM Offering Program for net proceeds to us of $13.8 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $444 thousand and had incurred total expenses of approximately $948 thousand in connection with the ATM Offering Program. We intend to continue using this program opportunistically to raise additional funds. Because we registered up to $25 million in sales under our Form S-3 in our ATM Offering Program, we could raise up to a remaining $10.2 million under the program, subject to a limitation on sales under the Form S-3 limiting sales to $13.7 million during any 12-month period.

Timwell Private Placement

On March 6, 2018, we entered into an investment agreement with Timwell, pursuant to which we agreed, in return for aggregate gross proceeds to us of $20 million, to issue to Timwell an aggregate of 16,000,000 of our ordinary shares, at a price per share of $1.25, Timwell will make the investment in three tranches, including $5 million for 4,000,000 shares in the first tranche, $10 million for 8,000,000 shares in the second tranche (the “Second Tranche Closing”) and $5 million for 4,000,000 shares in the third tranche (the “Third Tranche Closing”). We intend to use the net proceeds from this agreement primarily for (i) sales, marketing activities related to market development in our existing markets as well as expanding into China and reimbursement expenses related to broadening third-party payor coverage and (ii) research and development costs related to developing our lightweight “soft suit” exoskeleton technology for various lower limb disabilities, including stroke and other indications affecting the ability to walk, while using the remainder for general corporate purposes. We will have broad discretion in the way that we use the net proceeds of this agreement.

The closing of the various tranches is subject to specified closing conditions, including the approval by our shareholders of the transaction under Nasdaq rules and Israeli law, the formation of a joint venture, the signing of a license agreement and a supply agreement and the successful production of certain ReWalk products, among others, with the Third Tranche Closing expected to occur by December 31, 2018 and no later than April 1, 2019. For more information, see “Part I. Item 1. Business-Timwell Investment Agreement and Related Transactions.” in our 2017 Form 10-K.

Cash Flows for the Three Months Ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(5,026)	$(6,029)
Net cash used in investing activities	—	(10)
Net cash used in financing activities	(729)	(490)
Net cash flow	$(5,755)	$(6,529)
Net Cash Used in Operating Activities
Net cash used in operating activities decreased to $5 million for the three months ended March 31, 2018 compared to $6 million for the three months ended March 31, 2017 primarily due to changes in working capital.

Net Cash Used in Investing Activities
Net cash used in investing activities decreased to nil for the three months ended March 31, 2018 compared to $10 thousand for the three months ended March 31, 2017 primarily as a result of decreased use of cash for the purchase of property and equipment.
Net Cash Used in Financing Activities
Net cash used in financing activities increased to $729 thousand for the three months ended March 31, 2018 compared to $490 thousand for the three months ended March 31, 2017, primarily due to the proceeds we received from issuance of ordinary shares in the ATM Offering Program in the three months ended March 31, 2017, which were higher than the proceeds we received in the three months ended March 31, 2018.

Obligations and Commercial Commitments
Set forth below is a summary of our contractual obligations as of March 31, 2018.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase obligations (1)	$317	$317	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	3,513	1,250	1,988	275	—
Operating lease obligations (3)	3,981	646	1,182	1,198	955
Long-term debt obligations (4)	16,845	6,441	10,404	—	—
Total	$24,656	$8,654	$13,574	$1,473	$955

(1) The Company depends on one contract manufacturer, Sanmina. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.
(2) As of March 31, 2018, our Research Collaboration Agreement is for a period of five years and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development and commercialization milestones depend on favorable clinical developments, sales and regulatory actions, some or all of which may not occur. Since the achievement and timing of these milestones is neither determinable nor reasonably estimable, these milestone payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of March 31, 2018. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not included in this “Contractual Obligations” table or recorded on our consolidated consolidated balance sheet as of March 31, 2018. For more information, see Note 6 to our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.
(3) Our operating leases consist of leases for our facilities and motor vehicles.
(4) Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos. For more information, see “-Liquidity and Capital Resources -Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” above.
We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.514:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 1.2319 euro:$1:00, both of which were the applicable exchange rates as of March 31, 2018. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or guarantees of third-party obligations as of March 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first quarter of 2018. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2017 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2018 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2017 Form 10-K except as described in Note 5 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2017 Form 10-K except as noted below:

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

Under the medical device reporting (MDR) regulations of the FDA, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, our product or a similar device marketed by us would be likely to cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. Between 2013 and 2017, we submitted a number of MDRs to report incidents in which ReWalk Personal users sustained falls or fractures. The FDA sent us letters requesting additional information relating to these MDRs submitted in 2017, including a request for a failure analysis. We initiated a voluntary correction in August 2017 for the ReWalk device that related to certain use instructions to reduce the risk of fractures and submitted a report to the FDA under 21 CFR Part 806 (“Part 806”). Under Part 806, manufacturers and importers are required to make a report to the FDA of any correction or removal of a device if the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the U.S. Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health. In early 2018, we submitted additional MDRs for fractures that occurred in foreign countries between 2015 and 2018, and for one fracture that occurred in the United States. In late 2017. We recently made labeling and design modifications to the ReWalk to mitigate the risk of fractures. We believe the implementation of the revised use instructions and/or additional labeling or design modifications will trigger the need for a new 510(k), which the Company plans to submit to the FDA.

Additional fractures or other adverse events may occur in the future that may require us to report to the FDA pursuant to the MDR regulations, and/or to initiate a removal, correction, or other action. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer letters, or in an FDA enforcement action, such as a mandatory recall, notification to healthcare professionals and users, warning letter, seizure, injunction, or import alert. In addition, failure to report such adverse events to appropriate government authorities on a timely basis, or at all, could result in enforcement action against us. Moreover, FDA could find that already implemented use instructions should have been reviewed by FDA through the 510(k) premarket notification process, and such a finding could also result in an FDA enforcement action. Any action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require financial resources and distract management, and may harm our reputation and financial results.

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

We, Sanmina and some of our suppliers are required to comply with the FDA’s QSR which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We, Sanmina and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we or our distributors market our products abroad. We continue to monitor our quality management in order to improve our overall level of compliance. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If our facilities or those of Sanmina or our suppliers are found to be in violation of applicable laws and regulations, or if we, Sanmina or our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement or refunds;

•	operating restrictions or partial suspension or total shutdown of production;

•	recalls, withdrawals, or administrative detention or seizure of our products;

•	refusing or delaying requests for 510(k) marketing clearance or approval of pre-market approval applications relating to new products or modified products;

•	withdrawing a PMA approval;

•	refusing to provide Certificates for Foreign Government;

•	refusing to grant export approval for our products; or

•	pursuing criminal prosecution.

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

Risks Related to an Investment in Our Ordinary Shares

Timwell, along with a small number of shareholders, currently has significant influence over matters requiring shareholder approval. Additionally, as a result of the issuance of the periodic agreed-upon ordinary shares to it, Timwell will on its own have increasing influence and ultimately possible de facto control over such matters. This could discourage takeover or merger attempts or other actions shareholders may consider favorable

As of May 15, 2018, the largest beneficial owner of our ordinary shares is Timwell, with 11.6% of our outstanding ordinary shares (excluding ordinary shares issuable upon conversion or exercise of derivative securities owned by other shareholders or shares issuable under our equity incentive plans). Additionally, the three other large beneficial owners of our shares include Yaskawa Electric Corporation (“Yaskawa”), certain entities and individuals affiliated with SCP Vitalife Partners II L.P. (“Vitalife”), and Kreos, which is deemed a beneficial owner of our ordinary shares pursuant to its right to acquire ordinary shares upon the exercise of warrants and the conversion of the Kreos Convertible Note, which may be converted at any time, subject to its terms. These three holders beneficially owned in the aggregate approximately 15.5% of our ordinary shares as of May 15, 2018 (including Kreos’s beneficial ownership and other exercisable derivative securities in the total number of ordinary shares outstanding and excluding shares issuable under our equity incentive plans). As a result, Timwell, Yaskawa, Vitalife, and, if it were to convert all ordinary shares underlying its convertible note, Kreos, would together or in certain combinations have sufficient voting power to influence significantly the outcome of matters requiring shareholder approval. These matters may include:

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

In addition, pursuant to the Investment Agreement, we have agreed to sell an additional 12,000,000 ordinary shares to Timwell in two additional tranches, subject to specified closing conditions. For more information, see “Part I. Item 1. Business-Timwell Investment Agreement and Related Transactions.” On a post-transaction basis, using the total number of ordinary shares outstanding as of May 15, 2018 (excluding ordinary shares issuable upon conversion or exercise of derivative securities owned by other shareholders or shares issuable under our equity incentive plans, and assuming no changes otherwise to our capitalization), after each of the Second Tranche Closing and the Third Tranche Closing, Timwell will beneficially own 28.2% and 34.3% of our ordinary shares, respectively. Additionally, under the terms of the Investment Agreement, as amended, Timwell is currently entitled, subject to maintaining 75% ownership of the Purchased Shares, to designate one nominee to our board. Following the Third Tranche Closing and for so long as the shareholding requirements above are satisfied, subject to compliance with Nasdaq’s voting rights rule, Timwell will be entitled to designate such aggregate number of members of the board equal to the higher of (i) one, or (ii) the number of board members affiliated or associated with that of the next two largest shareholders of the Company who has the largest number of such affiliated or associated directors. There are currently two board members affiliated or associated with each of Yaskawa and Vitalife.

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

The concentration of ownership of our ordinary shares among Timwell, Vitalife, Yaskawa and Kreos currently, and by Timwell alone or with others in the future, could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our ordinary shares that might otherwise give public float shareholders the opportunity to realize a premium over the then-prevailing market price of our ordinary shares. This concentration of ownership may also adversely affect our share price.

We have regained compliance with the shareholders’ equity requirement for continued listing on Nasdaq. While we believe we are positioned to stay in compliance, there is no assurance that we will do so with respect to this and certain other Nasdaq continued listing requirements.

As previously disclosed, the Company received a notice of deficiency from Nasdaq on November 10, 2017 indicating that the Company did not comply with the minimum $2.5 million shareholders’ equity requirement for continued listing and did not meet the alternative $35.0 million market value of listed securities standard and $500 thousand net income standard requirements under Nasdaq Listing Rule 5550(b). After the Company submitted a compliance plan in December 2017, Nasdaq agreed in a letter to the Company in January 2018 to extend the Company’s period to demonstrate compliance on certain terms, including showing compliance as of March 31, 2018 when filing this quarterly report. We have presented to Nasdaq information regarding the pro forma effect of the closing of the first tranche of 4,000,000 shares to Timwell for $5 million on May 15, 2018 (not represented on our condensed consolidated balance sheet as of March 31, 2018 included elsewhere in this quarterly report) although do not expect that this alone will be sufficient to satisfy Nasdaq. We are awaiting Nasdaq’s response which will be provided following the filing of this quarterly report.
While, based on our operating and fundraising forecasts including the second and third tranche of the Timwell transaction, we believe that we will maintain compliance with the shareholders’ equity requirement throughout the 2018 fiscal year, there is no assurance that we will be able to do so. Additionally, we face risks regarding our compliance with other Nasdaq rules due to the market price of our ordinary shares. Along with meeting the above-discussed requirements of Rule 5550(b), we must satisfy the closing bid price per share requirement of Nasdaq Listing Rule 5550(a), as well as certain other requirements. If the closing bid price of our ordinary shares for 30 consecutive business days is less than $1.00 per share, Nasdaq will send us a notification of deficiency and may provide us a cure period, after which, if we cannot show compliance, we will become subject to delisting proceedings. From the first quarter of 2017 through the first half of 2018, our ordinary shares have traded periodically between $1.00 and $2.00, reaching an all-time low of $1.05. If our share price falls below $1.00, we may be unable to meet Rule 5550(a)’s closing bid price per share requirement.
If we do not succeed in maintaining the applicable listing requirements of Rule 5550(a), or we again become deficient under Rule 5550(b), our ordinary shares could be delisted from Nasdaq entirely. The Company would be permitted to appeal the delisting determination to a Nasdaq Hearings Panel, and the Company’s ordinary shares would remain listed on Nasdaq pending a decision by the panel after the hearing. If we do not appeal the delisting determination or do not succeed in such an appeal, we may list our ordinary shares on an over-the- counter exchange. While this could maintain some degree of a market in our ordinary shares, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our ordinary shares; reduced liquidity with respect to and decreased trading prices of our ordinary shares; a determination that our ordinary shares are “penny stock” under SEC rules, subjecting brokers trading our ordinary shares to more stringent rules on disclosure and the class of investors to which the broker may sell the ordinary shares; limited news and analyst coverage for our Company, in part due to the “penny stock” rules; and decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large shareholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could negatively affect the market price and trading volume of our ordinary shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
10.1
Investment Agreement, dated March 6, 2018, between ReWalk Robotics Ltd. and Timwell Corporation Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2018). ***

10.2
Framework Agreement Regarding a Potential Joint Venture, dated March 6, 2018, between RealCan Ambrum Healthcare Industry Investment (Shenzhen) Partnership Enterprise (Limited Partnership) and ReWalk Robotics Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2018). ***

10.3
Amendment to Employment Agreement, dated March 1, 2018, between ReWalk Robotics Ltd. and Ori Gon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2018).**

10.4
Employment Agreement, dated May 25, 2015, between ReWalk Robotics Ltd. and Ori Gon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2018).**

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
***
Confidential treatment pursuant to Rule 24b- 2 under the Exchange Act has been granted as to certain portions of this exhibit, which portions were omitted and submitted separately to the SEC in a confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: May 15, 2018	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: May 15, 2018	By:	/s/ Ori Gon
Ori Gon
Chief Financial Officer
(Principal Financial and Accounting Officer)