Form 10-Q
period 2018-06-30
ReWalk Robotics Ltd.
filed 2018-08-14
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2018 the Registrant had outstanding 35,519,589 ordinary shares, par value NIS 0.01 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$9,094	$14,567
Trade receivable, net	1,857	1,103
Prepaid expenses and other current assets	1,238	1,625
Inventories	3,016	3,643
Total current assets	15,205	20,938

LONG-TERM ASSETS

Restricted cash and other long term assets	1,058	1,085
Property and equipment, net	762	840
Total long-term assets	1,820	1,925

Total assets	$17,025	$22,863

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long term loan	$6,441	$6,441
Trade payables	2,957	1,811
Employees and payroll accruals	894	872
Deferred revenues and customers advances	350	123
Other current liabilities	429	480
Total current liabilities	11,071	9,727

LONG-TERM LIABILITIES
Long term loan, net of current maturities	6,640	8,911
Deferred revenues	325	262
Other long-term liabilities	253	256
Total long-term liabilities	7,218	9,429

Total liabilities	18,289	19,156

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity (deficiency):

Share capital
Ordinary shares NIS 0.01 par value- Authorized: 250,000,000 shares at June 30, 2018 and December 31, 2017; Issued and outstanding: 35,484,077 and 30,003,639 shares at June 30, 2018 and December 31, 2017, respectively	100	84
Additional paid-in capital	142,003	134,843
Accumulated deficit	(143,367)	(131,220)
Total shareholders’ equity (deficiency)	(1,264)	3,707

Total liabilities and shareholders’ equity (deficiency)	$17,025	$22,863

 The accompanying notes are an integral part of these consolidated financial statements.

 REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$1,770	$2,007	$3,349	$4,506
Cost of revenues	1,003	1,266	1,900	2,716

Gross profit	767	741	1,449	1,790

Operating expenses:
Research and development, net	1,897	1,385	4,048	2,815
Sales and marketing	1,925	2,873	4,261	6,006
General and administrative	2,221	1,850	4,258	3,991

Total operating expenses	6,043	6,108	12,567	12,812

Operating loss	(5,276)	(5,367)	(11,118)	(11,022)
Loss on extinguishment of debt	—	313	—	313
Financial expenses, net	522	633	1,007	1,364

Loss before income taxes	(5,798)	(6,313)	(12,125)	(12,699)
Income taxes (tax benefit)	—	(4)	(1)	10

Net loss	$(5,798)	$(6,309)	$(12,124)	$(12,709)

Net loss per ordinary share, basic and diluted	$(0.18)	$(0.37)	$(0.39)	$(0.75)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	32,772,061	17,218,154	31,413,229	16,837,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

; REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share data)

	Ordinary Share		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
	Number	Amount
Balance as of January 1, 2017	16,338,257	45	114,707	(106,492)	8,260
Share-based compensation to employees and non-employees	—	—	3,654	—	3,654
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	166,748	1	37	—	38
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $467	5,613,084	16	9,293	—	9,309
Issuance of ordinary shares in follow-on public offering, net of issuance expenses in an amount of $1,117	7,885,550	22	7,141	—	7,163
Cumulative effect to stock based compensation from adoption of a new accounting standard	—	—	11	(11)	—
Net loss	—	—	—	(24,717)	(24,717)

Balance as of December 31, 2017	30,003,639	84	134,843	(131,220)	3,707
Cumulative effect to accumulated deficit from adoption of a new accounting standard	—	—	—	(23)	(23)
Share-based compensation to employees and non-employees	—	—	1,819	—	1,819
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	203,974	*)	—	—	—
Issuance of ordinary shares in a private placement agreement, net of issuance expenses in an amount of $830 (1)	4,117,891	12	4,283	—	4,295
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $198 (2)	1,158,573	4	1,058	—	1,062
Net loss	—	—	—	(12,124)	(12,124)
Balance as of June 30, 2018	35,484,077	100	142,003	(143,367)	(1,264)

*)	Represents an amount lower than $1.
(1)	See Note 7f to the condensed consolidated financial statements.
(2)	See Note 7e to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows used in operating activities:
Net loss	$(12,124)	$(12,709)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	229	357
Share-based compensation to employees and non- employees	1,819	1,698
Deferred taxes	(13)	(24)
Loss on extinguishment of debt	—	313
Financial expenses related to long term loan	—	66

Changes in assets and liabilities:

Trade receivables, net	(777)	140
Prepaid expenses and other current and long term assets	261	(101)
Inventories	627	(296)
Trade payables	652	(604)
Employees and payroll accruals	22	(297)
Deferred revenues	203	164
Advances from customers	87	—
Other current and long term liabilities	(54)	97
Net cash used in operating activities	(9,068)	(11,196)

Cash flows used in investing activities:
Purchase of property and equipment	(3)	(22)
Net cash used in investing activities	(3)	(22)

Cash flows from financing activities:
Issuance of ordinary shares upon exercise of options to purchase ordinary shares by employees and non-employees	—	20
Repayment of long term loan	(2,271)	(2,414)
Issuance of ordinary shares in investment agreement, net of issuance expenses in an amount of $300 (1)	4,700	—
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $109 (2)	1,150	6,224
Net cash provided by financing activities	3,579	3,830

Decrease in cash, cash equivalents, and restricted cash	(5,492)	(7,388)
Cash, cash equivalents, and restricted cash at beginning of period	15,423	24,498
Cash, cash equivalents, and restricted cash at end of period	$9,931	$17,110

Supplemental disclosures of non-cash flow information
At-the-market offering expenses not yet paid (2)	$89	$90
Classification of inventory to property and equipment, net	$148	$145
Investment agreement issuance cost not yet paid (1)	$405	$—

Supplemental cash flow information:
Cash and cash equivalents	9,094	16,255
Restricted cash included in other long term assets	837	855
Total Cash, cash equivalents, and restricted cash	9,931	17,110

(1) See Note 7f to the condensed consolidated financial statements.
(2) See Note 7e to the condensed consolidated financial statements

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

e.
During the six months ended June 30, 2018, the Company issued and sold 1,158,573 ordinary shares at an average price of $1.09 per share under its $25 million ATM Offering Program (as defined in Note 7e below). The gross proceeds to the Company were approximately $1.3 million, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $198 thousand were approximately $1.1 million. As a result, from the inception of the ATM Offering Program in May 2016 until June 30, 2018, the Company has issued and sold 7,463,719 ordinary shares at an average price of $2.09 per share under its ATM Offering Program, with gross proceeds of approximately $15.6 million, and net aggregate proceeds of approximately $14.5 million after deducting commissions, fees and offering expenses in the amount of approximately $1.1 million. The Company could raise up to a remaining $9.4 million under its ATM Offering Program, subject to a limitation on sales under the Company’s effective Form S-3 limiting sales under such Form S-3 to $13.7 million during any 12-month period. See Note 7e below for more information about the Company’s ATM Offering Program.

f.
The Company had an accumulated deficit in the total amount of approximately $143.4 million as of June 30, 2018 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under the Company's ATM Offering Program, or other future public or private issuances of equity and debt securities (including the closing of the remaining tranches of the Company's private placement of ordinary shares of up to 12,000,000 ordinary shares to Timwell Corporation Limited, a Hong Kong entity), or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company require more funds than anticipated during the next 12 months or in later periods.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the three and six months ended June 30, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2:-     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's (i) consolidated financial position as of June 30, 2018,(ii) consolidated results of operations for the three and six months ended June 30, 2018 and (iii) consolidated cash flows for the six months ended June 30, 2018. The results for the three and six months periods ended June 30, 2018, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 3:-    SIGNIFICANT ACCOUNTING POLICIES

a.
The significant accounting policies applied in the audited consolidated financial statements of the Company as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018, are applied consistently in these unaudited interim condensed consolidated financial statements, except as discussed below.

b.	Revenue Recognition

The Company generates revenues from sales of products. The Company sells its products directly to end customers and through distributors. The Company sells its products to private individuals (who finance the purchases by themselves, through fundraising or reimbursement coverage from insurance companies), rehabilitation facilities and distributors.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Disaggregation of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Units placed	$1,672	$1,926	$3,200	$4,369
Spare parts and warranties	98	81	149	137
Total Revenues	$1,770	$2,007	$3,349	$4,506

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract balances

	June 30,	December 31,
	2018	2017
Trade receivable, net	$1,857	$1,103
Deferred revenues (1)	$588	$385

(1)$82 thousand of December 31, 2017 deferred revenues balance were recognized as revenues during the six months ended June 30, 2018.

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
Transaction price allocated to remaining performance obligations

For the six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods was not material.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

The Company’s unfilled performance obligations as of June 30, 2018 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $588 thousand, which is fulfilled over one to five years.

c.	Recent Accounting Pronouncements:

Share Based Compensation - On May 10, 2017, the Financial Accounting Standards Board (the "FASB") issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. They will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense has not changed, to the extent applicable. The ASU also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have a material impact on its accounting and disclosures.

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

Income Taxes - In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis in our condensed consolidated financial statements as of June 30, 2018 and December 31, 2017.

d.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	June 30,	December 31,
	2018	2017
Customer A	50%	*)
Customer B	*)	17%
Customer C	*)	14%
Customer D	*)	10%
*) Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of June 30, 2018 and December 31, 2017, trade receivables are presented net of allowance for doubtful accounts in the amount of $109 thousand and $125 thousand, respectively, and net of sales return reserve of $105 thousand as of June 30, 2018 and December 31, 2017.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Warranty provision:

The Company provided a two-year standard warranty for its products. In the beginning of 2018, the Company updated its service policy for new devices sold to include five-year warranties. The Company determined that the first two years of warranty is an assurance-type warranty and records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance as of December 31, 2017	$488
Provision	101
Usage	(152)
June 30, 2018	$437

NOTE 4:-    INVENTORY

The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Finished products	3,016	3,643
	$3,016	$3,643

NOTE 5:-    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer. Purchase obligations do not include contracts that may be canceled without penalty. As of June 30, 2018, non-cancelable outstanding obligations amounted to approximately $914 thousand.

b.	Lease commitment: the Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2018 and 2025 (the “lease agreements”).

The future minimum lease commitments of the Company and its subsidiaries under various non-cancelable operating lease agreements in respect of premises, that are in effect as of June 30, 2018, are as follows (in thousands):

2018	$366
2019	574
2020	582
2021	581
2022	590
And Thereafter	1,072
Total	$3,765
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2018 and 2020.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $57 thousand as of June 30, 2018.

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (the “IIA”) and Israel-U.S. Binational Industrial Research and Development Foundation (the “BIRD”). Since the Company’s inception through June 30, 2018, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty bearing grants (as of June 30, 2018, the Company paid royalties to the IIA in the total amount of $50 thousand), while a total amount of $400 thousand was received in consideration of 5,237 convertible preferred A shares, which converted after our initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required. The Company was obligated to pay royalties to BIRD amounting to 5% of the sales of the products and other related revenues generated from such projects, up to 150% of the grants received. For the three and six months ended June 30, 2018 there were no royalties expenses recorded in cost of revenues.

As of June 30, 2018, the contingent liability to the IIA amounted to $1.5 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

The Company's other long-term assets in the amount of $837 thousand have been pledged to third parties as a security in respect to lease agreements. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

As set forth below, between September 2016 and January 2017, eight substantially similar putative securities class actions were filed against the Company. As of June 30, 2018, four of these actions have been dismissed on procedural grounds, one was voluntarily dismissed and three are pending, including two actions which have been consolidated and one action brought by the plaintiffs whose actions were dismissed.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Based on information currently available and the early stage of the litigation, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in the Company's consolidated balance sheets as of June 30, 2018. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:-    RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

On May 16, 2016, the Company entered into a Research Collaboration Agreement (“Collaboration Agreement”) and an Exclusive License Agreement (“License Agreement”) with Harvard. The Research Collaboration Agreement was amended on May 1, 2017 and April 1, 2018 (as amended, the "Collaboration Agreement"), and the Exclusive License Agreement was amended on April 1, 2018 (as amended, the "License Agreement"), to extend the term of the Collaboration Agreement by one year to May 16, 2022 and reallocate the Company’s quarterly installment payments to Harvard through such date, and to make certain technical changes.

Under the Collaboration Agreement, Harvard and the Company have agreed to collaborate on research regarding the development of lightweight “soft suit” exoskeleton system technologies for lower limb disabilities, which are intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. The Company has committed to pay in quarterly installments for the funding of this research, subject to a minimum funding commitment under applicable circumstances. The Collaboration Agreement will expire on May 16, 2022.

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

The Harvard License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of June 30, 2018, in light of the achievement of a milestone, the Company recorded a liability which is included in the total expenses recorded during the three and six months ended June 30, 2018. The Company continues to evaluate the likelihood that other milestones will be achieved on a quarterly basis. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not recorded on the Company's condensed consolidated balance sheet as of June 30, 2018.

The Company's total payment obligation under the Collaboration Agreement and the Harvard License Agreement is $6.5 million, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expense in the amount of $274 thousand and $804 thousand which is part of the total payment obligation indicated above, as research and development expenses related to the Harvard License Agreement and to the Collaboration Agreement for the three and six months ended June 30, 2018, respectively. No withholding tax was deducted from the Company's payments to Harvard in respect of the Collaboration Agreement and License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7:-    SHAREHOLDERS’ EQUITY

a.	Share option plans:

As of June 30, 2018, and December 31, 2017, the Company had reserved 1,475,329 and 1,301,521 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).
Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.
The fair value for options granted during the six months ended June 30, 2018 and June 30, 2017 was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Six Months Ended June 30,
	2018	2017
Expected volatility	57% - 61%	56% - 58%
Risk-free rate	2.74% - 2.83%	1.85% - 2.07%
Dividend yield	—%	—%
Expected term (in years)	6.11	5.31-6.11
Share price	$1.07- $1.15	$1.3- $2.1

The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company's ordinary shares on the date of grant.
A summary of employee options to purchase ordinary shares and RSUs during the six months ended June 30, 2018 is as follows:

	Six Months Ended June 30, 2018
	Number	Average exercise price	Average remaining contractual life (in years) (1)	Aggregate intrinsic value (in thousands)
Options and RSUs outstanding at the beginning of the period	1,846,797	$1.86	6.33	$586
Options granted	652,427	1.09
RSUs granted	505,803	—
Options exercised (2)	—	—
RSUs vested (2)	(164,292)	—
RSUs forfeited	(84,304)	—
Options forfeited	(47,589)	9.49

Options and RSUs outstanding at the end of the period	2,708,842	$1.36	6.61	$815

Options exercisable at the end of the period	1,071,113	$2.41	4.33	$5

(1)	Calculation of weighted average remaining contractual term does not include RSUs, which have an indefinite contractual term.

(2)
During the six months period ended June 30, 2018, the aggregate number of ordinary shares that were issued pursuant to RSUs that became vested and options that were exercised on a net basis was 163,066 ordinary shares.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted average grant date fair value of options granted during the six months ended June 30, 2018 and June 30, 2017 was $0.61 and $1.10, respectively. The weighted average grant date fair value of RSUs granted during the six month period ended June 30, 2018 and June 30, 2017 was $1.09 and $2.01, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the six months ended June 30, 2018, and the total intrinsic value of options exercised during the six months ended June 30, 2017 was $25 thousand. As of June 30, 2018, there were $2.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2012 Equity Incentive Plan and its 2014 Plan. This cost is expected to be recognized over a period of approximately 2.1 years.

The number of options and RSUs outstanding as of June 30, 2018 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of June 30, 2018	Weighted average remaining contractual life (years) (1)	Options exercisable as of June 30, 2018	Weighted average remaining contractual life (years) (1)
RSUs only	826,278	—	—	—
$0.82	31,806	1.67	31,806	1.67
$1.32	982,519	7.81	330,092	3.84
$1.47 - $2.10	752,136	5.31	604,532	4.42
$6.80- $8.99	84,704	5.99	74,657	5.81
$9.22- $10.98	14,046	7.83	13,389	7.84
$19.62-$20.97	17,353	6.47	16,637	6.47
	2,708,842	6.61	1,071,113	4.33

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.	Share-based awards to non-employee consultants:

The Company granted 40,908 fully vested RSUs during the six months ended June 30, 2018 to a non-employee consultant. As of June 30, 2018, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2018:

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

(2) Represents shares issuable upon the exercise of warrants to purchase ordinary shares at an exercise price of $9.64 per share, which were granted on December 31, 2015 to Kreos in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of June 30, 2018.

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

d.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the consolidated statements of operations as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Cost of revenues	$7	$52
Research and development, net	203	232
Sales and marketing, net	300	375
General and administrative	1,309	1,039
Total	$1,819	$1,698

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	At-the-market offering program:

On May 10, 2016, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray, pursuant to which it may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25 million, through Piper Jaffray acting as its agent. As of June 30, 2018 the Company could raise up to a remaining $9.4 million under its ATM Offering Program, subject to a limitation on sales under the Company’s effective Form S-3 limiting sales under such Form S-3 to $13.7 million during any 12-month period. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on the Company’s behalf all of the ordinary shares requested to be sold by the Company, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Sales may be made under the Company's registration statement on Form S-3, which was declared effective on May 9, 2016 (the “Form S-3”), in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “ATM Offering Program”). Sales may be made directly on or through the Nasdaq Capital Market, the existing trading market for the Company's ordinary shares, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Piper Jaffray is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares. The Company is not required to sell any of its ordinary shares at any time.

During the six months ended June 30, 2018, the Company issued and sold 1,158,573 ordinary shares at an average price of $1.09 per share under its ATM Offering Program. The gross proceeds to the Company were approximately $1.3 million, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $198 thousand were approximately $1.1 million. As a result, from the inception of the ATM Offering Program in May 2016 until June 30, 2018, the Company had sold 7,463,719 ordinary shares under the ATM Offering Program for gross proceeds of approximately $15.6 million and net proceeds to the Company of approximately $14.5 million (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation of approximately $468 thousand and had incurred total expenses of approximately $1.1 million in connection with the ATM Offering Program.

f.	Timwell investment agreement:

On March 6, 2018, the Company entered into an investment agreement with Timwell Corporation Limited, a Hong Kong corporation (“Timwell”), as amended on May 15, 2018 (the "Investment Agreement"), pursuant to which the Company agreed to issue to Timwell, in three different tranches, an aggregate of 16,000,000 ordinary shares in return for aggregate gross proceeds of $20 million. The closing of each tranche is subject to certain closing conditions. The closing of the first tranche (the "First Tranche Closing") took place on May 15, 2018, upon which Timwell received 4,000,000 ordinary shares for an aggregate purchase price of $5,000,000, and Timwell and the Company signed a registration rights agreement in the form attached to the Investment Agreement. The net aggregate proceeds of the First Tranche Closing after deducting fees and other related expenses in the amount of approximately $705 thousands were approximately $4.3 million. The remaining investment is to occur in two tranches, including $10 million for the issuance to Timwell of 8,000,000 ordinary shares (the “Second Tranche”) and $5 million for the issuance to Timwell of 4,000,000 ordinary shares (the "Third Tranch"). For more information, see Note 13 to our audited consolidated financial statements in our 2017 Form 10-K.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In May 2018, the Company entered into a fee and release agreement with Canaccord Genuity LLC ("Canaccord Genuity") requiring the Company to pay to Canaccord Genuity, in connection with a settlement, in addition to certain cash amounts, (i) $125 thousand in ordinary shares of the Company after the closing of the First Tranche of the Timwell transaction and (ii) $225 thousand in ordinary shares of the Company after the closing of the Second Tranche (the "Second Tranche Closing") of the Timwell transaction (or such lower amount if the Second Tranche Closing is less than $10.0 million). The price per share used for calculation of the number of ordinary shares issued by the Company to Canaccord Genuity is based on the volume weighted average price of the Company’s ordinary shares as reported on the Nasdaq Capital Market for the five consecutive trading days prior to the date of issuance. The Company is also obligated to pay $100 thousand in cash following the closing of the Third Tranche (the "Third Tranche Closing") of $5.0 million (or such lower amount if the Third Tranche Closing is less than $5.0 million). Following the closing of the first tranche of the Timwell transaction in May 15, 2018, the Company issued 117,891 ordinary shares to Canaccord Genuity.

In connection with the First Tranche Closing, on May 15, 2018, the Company also amended its exclusive distribution agreement with Yaskawa Electric Corporation ("Yaskawa"), dated September 24, 2013, to terminate the distribution rights granted to Yaskawa in China (including Hong Kong and Macau), as required by the Investment Agreement.

NOTE 8:-    FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency transactions and other	$58	$(57)	$39	$(76)
Financial expenses related to loan agreement with Kreos	455	683	950	1,422
Bank commissions	9	7	18	18
	$522	$633	$1,007	$1,364

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues based on customer’s location :
Israel	$—	$—	$—	$—
United States	1,091	1,342	2,269	3,441
Europe	673	665	1,014	1,065
Asia-Pacific	6	—	8	—
Latin America	—	—	58	—
Total revenues	$1,770	$2,007	$3,349	$4,506

	June 30,	December 31,
	2018	2017
Long-lived assets by geographic region (*):
Israel	$240	$298
United States	346	342
Germany	176	200
	$762	$840

(*)    Long-lived assets are comprised of property and equipment, net.

	June 30,	December 31,
	2018	2017
Major customer data as a percentage of total revenues:
Customer A	46.4%	35.2%

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

•
our compliance with medical device reporting regulations to report adverse events involving our products and the potential impact of such adverse events on ReWalk’s ability to market and sell its products.

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

Any forward-looking statement in this quarterly report speaks only as of the date hereof. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future developments or otherwise.

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
We have in the past generated and in the future expect to generate revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist for electronic exoskeleton technologies such as ReWalk, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the U.S. Department of Veterans Affairs (the “VA”) issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. For information on the recent revision to this policy, see "Second Quarter 2018 Business Highlights" below. Additionally, to date several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases, and in September 2017, each of German insurer BARMER GEK ("Barmer") and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), signed a confirmation and letter of agreement, respectively, regarding the provision of ReWalk systems for all qualifying beneficiaries. In February 2018, the head office of German statutory health insurance, or SHI, Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal 6.0 Exoskeleton System in the German Medical Device Directory. This decision means that ReWalk will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis.
We have incurred net losses and negative cash flow from operations since inception and anticipate this to continue in the near term. During the remainder of 2018, we will continue to evaluate means of reducing spending where possible, while continuing to focus resources on achieving commercial reimbursement coverage decisions, furthering commercialization activities, and advancing our clinical studies including the FDA 522 postmarket study and the Restore clinical studies to support regulatory clearance and commercializing the Restore device for stroke patients in the first half of 2019.
Second Quarter 2018 Business Highlights

•
In June 2018, the VA updated its national policy to provide expanded access to ReWalk exoskeletons for veterans in private rehabilitation clinics through the Veterans Choice Program. Under the VA’s revised policy, the exoskeleton evaluation process will have all veterans flow through one of 24 designated spinal cord injury VA centers ("SCI/D"). Once a veteran is determined to be qualified for training and procurement of his/her own exoskeleton system, the individual may be allowed to pursue training on exoskeleton use, such as use of the ReWalk (i) at the applicable SCI/D hub center; (ii) on a case-by-case basis, at a qualified VA hospital designated by the VA’s "hub & spoke" program; or (iii) on a case-by-case basis, at a qualified private rehabilitation center via the VA’s Veteran’s Choice Program, through which veterans can receive care from a community provider paid for by the VA.

•
All five leading stroke rehabilitation centers received Internal Review Board approval to conduct the ongoing clinical study on the use of ReWalk’s Restore, soft-suit exoskeleton in stroke patients, with continued patient enrollment currently underway.

•	ReWalk extended its agreement with the Wyss Institute at Harvard University to June 2022 to complete additional research programs for its groundbreaking Restore soft-suit exoskeleton.

•	ReWalk Personal 6.0 exoskeleton was added to the official German list of medical aids, becoming the first exoskeleton device to be included in the list.

•	ReWalk closed the First Tranch of the Investment Agreement with Timwell issuing 4,000,000 ordinary shares for $5.0 million on May 15, 2018.

Results of Operations for the Three and Six Months Ended June 30, 2018 and June 30, 2017
Our operating results for the three and six months ended June 30, 2018, as compared to the same periods in 2017, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$1,770	$2,007	$3,349	$4,506
Cost of revenues	1,003	1,266	1,900	2,716

Gross profit	767	741	1,449	1,790

Operating expenses:
Research and development, net	1,897	1,385	4,048	2,815
Sales and marketing	1,925	2,873	4,261	6,006
General and administrative	2,221	1,850	4,258	3,991

Total operating expenses	6,043	6,108	12,567	12,812

Operating loss	(5,276)	(5,367)	(11,118)	(11,022)

Loss on extinguishment of debt	—	313	—	313
Financial expenses, net	522	633	1,007	1,364

Loss before income taxes	(5,798)	(6,313)	(12,125)	(12,699)
Income taxes (tax benefit)	—	(4)	(1)	10
Net loss	$(5,798)	$(6,309)	$(12,124)	$(12,709)

Net loss per ordinary share, basic and diluted	$(0.18)	$(0.37)	$(0.39)	$(0.75)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	32,772,061	17,218,154	31,413,229	16,837,903

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Revenues
Our revenues for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal units placed	21	30	43	66
Rehabilitation units placed	0	1	1	2
Total units placed	21	31	44	68
Personal unit revenues	$1,770	$1,903	$3,269	$4,326
Rehabilitation unit revenues	$0	$104	$80	$180
Revenues	$1,770	$2,007	$3,349	$4,506

Revenues decreased by $237 thousand, or 12%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Revenues decreased by approximately $1.2 million, or 26%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease in revenue for both three and six months ended June 30, 2018 was driven primarily by lower number of units sold to the VA.
In the future, we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the Restore device to rehabilitation institutes.

Gross Profit
Our gross profit for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2018
	2018	2017	2018	2017
Gross profit	$767	$741	$1,449	$1,790
Gross profit was 43% of revenue for the three months ended June 30, 2018, compared to 37% of revenue for the three months ended June 30, 2017. Gross profit was 43% of revenue for the six months ended June 30, 2018, compared to 40% of revenue for the six months ended June 30, 2017. The increase in gross profit for both three and six months ended June 30, 2018 was driven by sales mix and lower product cost.
We expect our gross profit to gradually improve as we increase our sales volumes and decrease the product manufacturing costs, which may be partially offset by potential price increases.

Research and Development Expenses
Our research and development expenses, net, for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development, net	$1,897	$1,385	$4,048	$2,815

Research and development expenses, net, increased by $512 thousand, or 37%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Additionally, research and development expenses, net, increased approximately by $1.2 million, or 44%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase for both three and six months ended June 30, 2018 is attributable to increased costs associated with the development of our ReWalk soft suit exoskeleton, increased expenses related to regulatory, quality and research and development activities for our ReStore clinical study.
We intend to focus our research and development expenses in the near term primarily on the Restore system for stroke patients and in the longer term on a “soft suit” exoskeleton for additional indications affecting the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance and the next generation of our current ReWalk device.

Sales and Marketing Expenses
Our sales and marketing expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales and marketing	$1,925	$2,873	$4,261	$6,006

Sales and marketing expenses decreased $948 thousand, or 33%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Sales and marketing expenses decreased approximately by $1.7 million, or 29%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease for both three and six months ended June 30, 2018 is driven by personnel and personnel-related costs and consulting expenses as result of recent cost reduction efforts.

In the near term our sales and marketing expenses are expected to be driven by our commercialization efforts and reimbursement for the ReWalk Personal device as we continue to pursue insurance claims on a case by case basis and invest in efforts to expand coverage.

General and Administrative Expenses
Our general and administrative expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative	$2,221	$1,850	$4,258	$3,991

General and administrative expenses increased by $371 thousand, or 20%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in expenses is primarily attributable to professional expenses related to our market development efforts in China and share-based compensation expenses to employees.
General and administrative expenses increased by $267 thousand, or 7%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in expenses is primarily attributable to our market development efforts in China, as well as cash and non-cash compensation to our former chief financial officer and insurance related expenses, offset by a decrease in our legal fees.

Loss on Extinguishment of Debt

There was no loss on extinguishment of debt during the three and six months ended June 30, 2018. Loss on extinguishment of debt of $313 thousand for the three and six months ended on June 30, 2017 is due to amending of our debt under the Loan Agreement with Kreos, such that $3 million in principal is now subject to the Kreos Convertible Note. The entry into the Kreos Convertible Note, which decreased the outstanding principal amount under the Loan Agreement from $17.2 million to $14.2 million, resulted in extinguishment of debt accounting treatment.

Financial Expenses, Net
Our financial expenses, net, for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Financial expenses, net	$522	$633	$1,007	$1,364

Financial expenses, net, decreased by $111 thousand, or 18% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Financial expenses, net, decreased by $357 thousand, or 26% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease for both three and six months ended June 30, 2018 is attributable mainly to interest expenses related to our Loan Agreement with Kreos.

Income Tax
Our income tax for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax (tax benefit)	$—	$(4)	$(1)	$10

Income taxes increased by $4 thousand for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Income taxes decreased by $11 thousand for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of certain of our equity securities and convertible notes to investors in private placements, the sale of our ordinary shares in public offerings and the incurrence of bank debt. As of June 30, 2018, the Company had cash and cash equivalents of $9.1 million. The Company had an accumulated deficit in the total amount of approximately $143.4 million as of June 30, 2018 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under the Company's ATM Offering Program, or other future public or private issuances of equity and debt securities (including the closing of the remaining tranches of the Company's private placement of ordinary shares of up to 12,000,000 ordinary shares to Timwell Corporation Limited, a Hong Kong entity), or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company require more funds than anticipated during the next 12 months or in later periods.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the three and six months ended June 30, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities and broadening third-party payor coverage, and (ii) research and development costs related to, in the shorter term, our Restore device that will assist patients who had stroke, and, in the longer term, developing our next generation of ReWalk with design improvements and building upon our technological platform to address new medical indications that affect the ability to walk including cerebral palsy, Parkinson’s disease and elderly assistance. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern" in our 2017 Form 10-K.

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

On December 30, 2015, we entered into a loan agreement with Kreos (the “Loan Agreement”) pursuant to which Kreos extended a line of credit to us in the amount of $20 million. On January 4, 2016, we drew down $12 million under the Loan Agreement. Under the terms of the Loan Agreement we were entitled to draw down up to an additional $8 million until December 31, 2016, if we raised $10 million or more in the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) by December 31, 2016. On December 28, 2016, we drew down the remaining $8 million available under the Loan Agreement. Interest is payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. As of June 30, 2017, the Company raised more than $20 million in connection with the issuance of its share capital and therefore, in accordance with the terms of the Loan Agreement, the repayment period was extended from 24 months to 36 months. The principal was also reduced in connection with the issuance of the Kreos Convertible Note on June 9, 2017. Pursuant to the Loan Agreement, we paid Kreos a transaction fee equal to 1.0% of the total available amount of the line of credit upon the execution of the agreement and we will be required to pay Kreos an end of loan payment equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. During both the three and six months ended June 30, 2018 and the three months ended June 30, 2017 the Company did not pay fees in connection with the Loan Agreement, compared to $23 thousand during the six months ended June 30, 2017. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

In connection with the $12 million drawdown under the Loan Agreement, we issued to Kreos the warrant to purchase up to 119,295 of our ordinary shares at an exercise price of $9.64 per share, which represented the average of the closing prices of our ordinary shares for the 30-day calendar period prior to the date of the issuance of the warrant, subject to adjustment as set forth in the warrant. In connection with the $8 million drawdown under the Loan Agreement on December 28, 2016, we increased the amount of the warrant from $1.15 million to $1.61 million, or by $460 thousand, such that the warrant represents the right to purchase up to 167,012 of our ordinary shares. The increase was based on the terms of the warrant, which provide that the amount of the warrant will be increased by 5.75% of any additional drawdowns. Subject to the terms of the warrant, the warrant is exercisable, in whole or in part, at any time prior to the earlier of (i) December 30, 2025, or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly- owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

On June 9, 2017, the Company and Kreos entered into the First Amendment. As of that date the outstanding principal amount under the Loan Agreement was $17.2 million. Under the First Amendment, $3 million of the outstanding principal under the Loan Agreement is subject to repayment pursuant to the senior secured Kreos Convertible Note issued on June 9, 2017, thus reducing the outstanding principal amount under the Loan Agreement to $14.2 million as of June 9, 2017. This amended outstanding principal amount remains subject to repayment in accordance with the terms and conditions of the Loan Agreement and an amended repayment schedule. Interest on the Kreos Convertible Note is payable monthly in arrears at a rate of 10.75% per year.

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

As of June 30, 2018, there was $13.1 million in outstanding principal and interest under the Loan Agreement, compared to $15.4 million as of December 31, 2017, including, in each case, $3.0 million in outstanding principal and interest under the Kreos Convertible Note, as of June 30, 2018 and December 31, 2017.

We may in the future seek to refinance up to a substantial portion of our remaining indebtedness under the Kreos Loan Agreement, including by tying our repayment obligations and amortization schedule to the achievement of certain business milestones, which we have considered with Kreos from time to time.

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

Since we filed our Form 10-K on February 17, 2017, we have been subject to limitations under the applicable rules of Form S-3, which constrain our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. Pursuant to these rules, we may not sell in primary offerings under our Form S-3 more than approximately $13.7 million in any 12 month period, unless and until we are no longer subject to these limitations. We will cease to be subject to these limitations once our public float exceeds $75 million. As of the date of this quarterly report, we have sold approximately$4.6 million in securities under our Form S-3 during the last 12 months, when we were subject to these restrictions. We will also recalculate the amount of this limitation if we terminate our ongoing takedown and conduct another takedown under our Form S-3. Additionally, these limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants.

With respect to our ATM Offering Program, because we have sold $15.6 million in the program since its inception, we could only raise up to a remaining $9.4 million using the program, subject to the $13.7 million limitation. Because of these limitations, to raise additional capital in securities offerings above that limitation, we may be required to seek other methods of completing primary offerings, including, for example, under a registration statement on Form S-1 (which has no such size limitations), the preparation of which would be more time-consuming and costly, including due to potential SEC review. We may also conduct such offerings in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of The Nasdaq Stock Market LLC ( "Nasdaq"). Any such transactions could result in substantial dilution of shareholders’ interests.

ATM Offering Program

On May 10, 2016, we entered into the Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25 million through Piper Jaffray acting as our agent. The $13.7 million limitation on sales under our Form S-3 also applies to this ATM Offering Program. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on our behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Such sales may be made under our Form S-3 in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, directly on or through the Nasdaq Capital Market, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. During the six months ended June 30, 2018, the Company issued and sold 1,158,573 ordinary shares at an average price of $1.09 per share under its ATM Offering Program (as defined in Note 7e below). The gross proceeds to the Company were approximately $1.3 million, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of approximately $198 thousand were approximately $1.1 million. As a result, from the inception of the ATM Offering Program in May 2016 until June 30, 2018, we had sold 7,463,719 ordinary shares under the ATM Offering Program for net proceeds to us of approximately $14.5 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of approximately $468 thousand and had incurred total expenses of approximately $1.1 million in connection with the ATM Offering Program. We intend to continue using this program opportunistically to raise additional funds. Because we registered up to $25 million in sales under our Form S-3 in our ATM Offering Program, we could raise up to a remaining $9.4 million under the program, subject to a limitation on sales under the Form S-3 limiting sales to $13.7 million during any 12-month period.

Timwell investment agreement

On March 6, 2018, we entered into the Investment Agreement with Timwell, pursuant to which we agreed, in return for aggregate gross proceeds to us of $20 million, to issue to Timwell an aggregate of 16,000,000 of our ordinary shares, at a price per share of $1.25. Timwell is to make the investment in three tranches, including $5 million for 4,000,000 shares in the First Tranche, $10 million for 8,000,000 shares in the Second Tranche and $5 million for 4,000,000 shares in the Third Tranche. We intend to use the net proceeds from this agreement primarily for (i) sales, marketing activities related to market development in our existing markets as well as expanding into China and reimbursement expenses related to broadening third-party payor coverage and (ii) research and development costs related to developing our lightweight “soft suit” exoskeleton technology for various lower limb disabilities, including stroke and other indications affecting the ability to walk, while using the remainder for general corporate purposes. We will have broad discretion in the way that we use the net proceeds of this agreement.

The First Tranche, consisting of $5 million for 4,000,000 shares, closed on May 15, 2018. In connection with the closing, the parties signed the registration rights agreement in the form attached to the Investment Agreement and Ning Cong was appointed to the board of directors as Timwell's designee. The net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of approximately $705 thousand were approximately $4.3 million.

The closing of the Second and Third Tranches is subject to specified closing conditions, including the formation of a joint venture, the signing of a license agreement and a supply agreement and the successful production of certain ReWalk products, among others, with the Third Tranche Closing expected to occur by December 31, 2018 and no later than April 1, 2019. Due to the different jurisdictions involved, continued dialogue on certain commercial points and certain technical and administrative delays, the Company and Timwell continue to work through and negotiate the other conditions to closing the Second Tranche following July 1, 2018 (the date set for such closing in the Investment Agreement). While the Company expects, based on its current financing and development plans, to be able to move forward with the Second Tranche Closing, it cannot reasonably predict when such closing will occur.

Additional information about the Investment Agreement is available in the 2017 Form 10-K and elsewhere in this report. See "Part I. Item 1. Business-Timwell Investment Agreement and Related Transactions" in our 2017 Form 10-K for information generally about the Investment Agreement and "Part I, Item 1A. Risk Factors - Risks Related to the Timwell Investment Agreement and Related Transactions - The closings of the three tranches of ordinary shares under the Investment Agreement are subject to various conditions, many of which are outside our control" in the 2017 Form 10-K for information about the delays in the Second Tranche Closing.

Cash Flows for the Six Months Ended June 30, 2018 and June 30, 2017

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(9,068)	$(11,196)
Net cash used in investing activities	(3)	(22)
Net cash provided by financing activities	3,579	3,830
Net cash flow	$(5,492)	$(7,388)

Net Cash Used in Operating Activities
Net cash used in operating activities decreased to $9.1 million for the six months ended June 30, 2018 compared to $11.2 million for the six months ended June 30, 2017, primarily as a result of decrease in operating costs and changes in the working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased to $3 thousand for the six months ended June 30, 2018 compared to $22 thousand for the six months ended June 30, 2017, primarily as a result of decreased use of cash for the purchase of property and equipment.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $3.6 million for the six months ended June 30, 2018, compared to $3.8 million in the six months ended June 30, 2017. The decrease is related primarily to the receipt of proceeds from private placement and ATM offering , which were lower than the proceeds we received from issuance of ordinary shares in the ATM Offering Program in the six months period ended June 30, 2017.

Obligations and Commercial Commitments
Set forth below is a summary of our contractual obligations as of June 30, 2018.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase obligations (1)	$914	$914	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	3,201	800	1,601	800	—
Operating lease obligations (3)	3,744	630	1,160	1,178	776
Long-term debt obligations (4)	15,235	6,441	8,794	—	—
Total	$23,094	$8,785	$11,555	$1,978	$776

(1) The Company depends on one contract manufacturer, Sanmina. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.
(2) As of June 30, 2018, our Collaboration Agreement is for a period of six years from the date of signing and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development and commercialization milestones depend on favorable clinical developments, sales and regulatory actions, some or all of which may not occur. Since the achievement and timing of these milestones is neither determinable nor reasonably estimable, these milestone payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of June 30, 2018. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not included in this “Contractual Obligations” table or recorded on our consolidated consolidated balance sheet as of June 30, 2018. For more information, see Note 6 to our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.
(3) Our operating leases consist of leases for our facilities and motor vehicles.
(4) Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos. For more information, see “-Liquidity and Capital Resources -Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” above.
We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.650:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in Euro at a rate of exchange of 1.166 Euro:$1:00, both of which were the applicable exchange rates as of June 30, 2018. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or guarantees of third-party obligations as of June 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2018. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2017 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2018 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the medical device reporting (MDR) regulations of the U.S. Food and Drug Administration (the “FDA”), we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, our product or a similar device marketed by us would be likely to cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. Between 2013 and 2017, we submitted a number of MDRs to report incidents in which ReWalk Personal users sustained falls or fractures. The FDA sent us letters requesting additional information relating to these MDRs submitted in 2017, including a request for a failure analysis. In August 2017, we initiated a voluntary correction for the ReWalk device that related to certain use instructions to reduce the risk of fractures and submitted a report to the FDA under 21 CFR Part 806 (“Part 806”). Under Part 806, manufacturers and importers are required to make a report to the FDA of any correction or removal of a device if the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the U.S. Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health. We recently made labeling and design modifications to the ReWalk to mitigate the risk of fractures. We believe the implementation of the revised use instructions and/or additional labeling or design modifications will trigger the need for a new 510(k), which we plan to submit to the FDA. In 2018, we submitted additional MDRs for fractures that occurred in foreign countries between 2015 and 2018, and for fractures that occurred in the United States. We received a letter in June 2018 from the FDA agreeing with ReWalk actions and formally classifying our decision to change the training instructions and labeling for the ReWalk and requesting that we make regular status reports to the FDA regarding our progress.

Additional fractures or other adverse events may occur in the future that may require us to report to the FDA pursuant to the MDR regulations, and/or to initiate a removal, correction, or other action. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer letters, or in an FDA enforcement action, such as a mandatory recall, notification to healthcare professionals and users, warning letter, seizure, injunction, or import alert. In addition, failure to report such adverse events to appropriate government authorities on a timely basis, or at all, could result in enforcement action against us. Moreover, the FDA could find that the already implemented use instructions should have been reviewed by the FDA through the 510(k) premarket notification process, and such a finding could also result in an FDA enforcement action. Any action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require financial resources and distract management, and may harm our reputation and financial results.

If we or our third-party manufacturers or suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, our manufacturing operations could be interrupted.

We, Sanmina Corporation and some of our suppliers are required to comply with the FDA’s QSR which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We, Sanmina and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we or our distributors market our products abroad. We continue to monitor our quality management in order to improve our overall level of compliance. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If our facilities or those of Sanmina or our suppliers are found to be in violation of applicable laws and regulations, or if we, Sanmina or our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

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

Risks Related to an Investment in Our Ordinary Shares

Timwell, along with a small number of shareholders, currently has significant influence over matters requiring shareholder approval. Additionally, as a result of the potential issuances of additional ordinary shares to it, Timwell may on its own have increasing influence and ultimately possible de facto control over such matters. This could discourage takeover or merger attempts or other actions shareholders may consider favorable

As of August 13, 2018, the largest beneficial owner of our ordinary shares is Timwell, with 11.3% of our outstanding ordinary shares (excluding ordinary shares issuable upon conversion or exercise of derivative securities owned by other shareholders or shares issuable under our equity incentive plans). Additionally, the three other large beneficial owners of our shares include Yaskawa, certain entities and individuals affiliated with SCP Vitalife Partners II L.P. (“Vitalife”), and Kreos, which is deemed a beneficial owner of our ordinary shares pursuant to its right to acquire ordinary shares upon the exercise of warrants and the conversion of the Kreos Convertible Note, which may be converted at any time, subject to its terms. Yaskawa, Vitalife and Kreos beneficially owned in the aggregate approximately 15.1% of our ordinary shares as of May 15, 2018 (including Kreos’s beneficial ownership and other exercisable derivative securities in the total number of ordinary shares outstanding and excluding shares issuable under our equity incentive plans). As a result, Timwell, Yaskawa, Vitalife, and, if it were to convert all ordinary shares underlying its convertible note, Kreos, would together or in certain combinations have sufficient voting power to influence significantly the outcome of matters requiring shareholder approval. These matters may include:

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

In addition, pursuant to the Investment Agreement, we have agreed to sell an additional 12,000,000 ordinary shares to Timwell in two additional tranches, subject to specified closing conditions. For more information, see “Part I. Item 1. Business-Timwell Investment Agreement and Related Transactions.” On a post-transaction basis, using the total number of ordinary shares outstanding as of August 13, 2018 (excluding ordinary shares issuable upon conversion or exercise of derivative securities owned by other shareholders or shares issuable under our equity incentive plans, and assuming no changes otherwise to our capitalization), after each of the Second Tranche Closing and the Third Tranche Closing, to the extent such closing occur, Timwell would beneficially own 27.6% and 33.7% of our ordinary shares, respectively. Additionally, under the terms of the Investment Agreement, as amended, Timwell is currently entitled, subject to maintaining 75% ownership of the Purchased Shares, to designate one nominee to our board. Timewell's current designee has served on our board of directors since May 15, 2018. Following the Third Tranche Closing and for so long as the shareholding requirements above are satisfied, subject to compliance with Nasdaq’s voting rights rule, Timwell will be entitled to designate such aggregate number of members of the board equal to the higher of (i) one, or (ii) the number of board members affiliated or associated with that of the next two largest shareholders of the Company who has the largest number of such affiliated or associated directors. There are currently two board members affiliated or associated with each of Yaskawa and Vitalife.

Timwell has agreed to customary “standstill” restrictions and to vote its ordinary shares in accordance with the recommendation of our board on certain matters, provided it maintains a certain percentage of beneficial ownership in our ordinary shares. However, based solely on its board representation and significant ownership position, Timwell would, after each of the various closings to the extent they occur, alone possess sufficient voting power to influence significantly, or potentially have de facto control over, the outcome of the above-listed matters requiring shareholder approval.

The concentration of ownership of our ordinary shares among Timwell, Vitalife, Yaskawa and Kreos currently, and by Timwell alone or with others potentially in the future, could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our ordinary shares that might otherwise give public float shareholders the opportunity to realize a premium over the then-prevailing market price of our ordinary shares. This concentration of ownership may also adversely affect our share price.

We may not be able to maintain the listing of our ordinary shares on the Nasdaq Capital Market, which could adversely affect our liquidity and the trading volume and market price of our ordinary shares, and decrease or eliminate your investment.

We previously received several notices of deficiency from Nasdaq regarding our compliance with the shareholders’ equity requirement for continued listing, along with the alternative market value of listed securities ("MVLS") standard and net income standard requirements under Nasdaq listing rules. In particular, we received a notice of deficiency in December 2016, which we cured by transferring our listing to the Nasdaq Capital Market, and again in November 2017 and May 2018 following our transition to the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, pursuant to Rule 5550(b), we are required to maintain a minimum $2.5 million shareholders’ equity or $500,000 net income as of quarterly close, or an alternative MVLS, which may not fall below $35 million for 30 consecutive trading days. Additionally, along with meeting the requirements of Rule 5550(b), our closing bid price per share may not fall below $1.00 for 30 consecutive trading days under Rule 5550(a). With respect to our failure to satisfy Rule 5550(b), we submitted compliance plans in December 2017 and May 2018 and underwent cure periods. Most recently, we regained compliance with Rule 5550(b) by completing the First Tranche Closing of the Timwell transaction in May 2018, which brought our MVLS above $35 million in line with Rule 5550(b) for at least ten consecutive trading days in June 2018.

As of June 30, 2018, our shareholders’ deficiency was $1.3 million and our net loss was $5.8 million, both below the alternative standards for compliance under Rule 5550(b). Additionally, as of the filing of this report, while we have maintained an MVLS of at least $35 million at some point during the past 30 consecutive trading days due to temporarily increases in share prices in mid-July and mid-August, our share price has traded at levels below $1.00 since late June 2018, with an all-time low of $0.72. Such trading price put our MVLS at serious risk of staying below $35 million for 30 consecutive trading days and rendering us again non-compliant with Rule 5550(b). We believe that our MVLS will exceed $35 million after we complete the Second Tranche Closing and issue 8,000,000 additional ordinary shares to Timwell; however, there can be no assurance when or if this will take place. If our share price does not improve in the required period, we will not be in compliance with Rule 5550(b), leading Nasdaq to send us another notice of deficiency, for which we may be entitled to a cure period of up to 180 days subject to submitting a compliance plan. Additionally, if the closing bid price of our ordinary shares for 30 consecutive business days is less than $1.00 per share, Nasdaq will send us a notice of deficiency for Rule 5550(a) and may provide us with up to two 180-day cure periods.

If we do not succeed in maintaining the applicable listing requirements of Rule 5550(a), or we again become deficient under Rule 5550(b), and we do not satisfy required standards within any cure periods provided, our ordinary shares could be delisted from Nasdaq entirely, which could seriously decrease or eliminate the value of an investment in our ordinary shares. We would be permitted to appeal the delisting determination to a Nasdaq Hearings Panel, and our ordinary shares would remain listed on Nasdaq pending a decision by the panel after the hearing. If we do not appeal the delisting determination or do not succeed in such an appeal, we may list our ordinary shares on an over-the- counter exchange. While this could maintain some degree of a market in our ordinary shares, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our ordinary shares; reduced liquidity with respect to and decreased trading prices of our ordinary shares; a determination that our ordinary shares are "penny stock" under SEC rules, subjecting brokers trading our ordinary shares to more stringent rules on disclosure and the class of investors to which the broker may sell the ordinary shares; limited news and analyst coverage for our Company, in part due to the "penny stock" rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large shareholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price and trading volume of our ordinary shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K, other than the below.

In May 2018, we entered into a fee and release agreement with Canaccord Genuity requiring us to pay to Canaccord Genuity, in connection with a settlement, in addition to certain cash amounts, (i) $125,000 in our ordinary shares after the closing of the first tranche of the Timwell transaction and (ii) $225,000 in our ordinary shares after the closing of the second tranche of the Timwell transaction (or such lower amount if the Second Tranche Closing is less than $10,000,000). The price per share used for calculation of the number of ordinary shares issued by the Company to Canaccord Genuity is based on the volume weighted average price of the Company’s ordinary shares as reported on the Nasdaq Capital Market for the five consecutive trading days prior to the date of issuance. Following the closing of the First Tranche of the Timwell transaction on May 15, 2018, we issued 117,891 ordinary shares to Canaccord Genuity. We believe this issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act regarding transactions by an issuer not involving a public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
10.1
Amendment No. 1 to Investment Agreement, dated May 15, 2018, between ReWalk Robotics Ltd. and Timwell Corporation Limited (incorporated by reference to Exhibit 99.3 to Schedule 13D filed by Timwell Corporation Limited with the SEC on May 29, 2018).

10.2
Registration Rights Agreement, dated May 15, 2018, between ReWalk Robotics Ltd. and Timwell Corporation Limited (incorporated by reference to Exhibit 99.4 to Schedule 13D filed by Timwell Corporation Limited with the SEC on May 29, 2018).

10.3
Amendment No. 1 to the Research Collaboration Agreement, dated May 1, 2017, between ReWalk Robotics Ltd. and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018).**

10.4
Amendment No. 1 to the Exclusive License Agreement and Amendment No. 2 to the Research Collaboration Agreement, dated April 1, 2018, between ReWalk Robotics Ltd. and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018).**

10.5	Amendment No. 1 to the Exclusive Distribution Agreement, dated March, 2018, between the Company and Yaskawa Electric Corporation.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
__________________________

*	Furnished herewith.
**
Confidential treatment was granted by the SEC for portions of this document. The omitted portions of this document have been filed with the SEC as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: August 14, 2018	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: August 14, 2018	By:	/s/ Ori Gon
Ori Gon
Chief Financial Officer
(Principal Financial and Accounting Officer)