Form 10-Q
period 2018-09-30
ReWalk Robotics Ltd.
filed 2018-11-08
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018 the Registrant had outstanding 35,781,931 ordinary shares, par value NIS 0.01 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$5,230	$14,567
Trade receivable, net	1,163	1,103
Prepaid expenses and other current assets	1,235	1,625
Inventories	2,472	3,643
Total current assets	10,100	20,938

LONG-TERM ASSETS

Restricted cash and other long term assets	1,046	1,085
Property and equipment, net	728	840
Total long-term assets	1,774	1,925

Total assets	$11,874	$22,863

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long term loan	$6,978	$6,441
Trade payables	2,778	1,811
Employees and payroll accruals	670	872
Deferred revenues	220	123
Other current liabilities	403	480
Total current liabilities	11,049	9,727

LONG-TERM LIABILITIES
Long term loan, net of current maturities	5,444	8,911
Deferred revenues	357	262
Other long-term liabilities	245	256
Total long-term liabilities	6,046	9,429

Total liabilities	17,095	19,156

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity (deficiency):

Share capital
Ordinary shares NIS 0.01 par value- Authorized: 250,000,000 shares at September 30, 2018 and December 31, 2017; Issued and outstanding: 35,647,411 and 30,003,639 shares at September 30, 2018 and December 31, 2017, respectively	100	84
Additional paid-in capital	142,579	134,843
Accumulated deficit	(147,900)	(131,220)
Total shareholders’ equity (deficiency)	(5,221)	3,707

Total liabilities and shareholders’ equity (deficiency)	$11,874	$22,863

 The accompanying notes are an integral part of these consolidated financial statements.

 REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$1,617	$1,732	$4,966	$6,238
Cost of revenues	855	1,024	2,755	3,740

Gross profit	762	708	2,211	2,498

Operating expenses:
Research and development, net	1,597	1,618	5,645	4,433
Sales and marketing	1,926	2,637	6,187	8,643
General and administrative	1,362	1,805	5,620	5,796

Total operating expenses	4,885	6,060	17,452	18,872

Operating loss	(4,123)	(5,352)	(15,241)	(16,374)
Loss on extinguishment of debt	—	—	—	313
Financial expenses, net	405	479	1,412	1,843

Loss before income taxes	(4,528)	(5,831)	(16,653)	(18,530)
Income taxes	5	15	4	25

Net loss	$(4,533)	$(5,846)	$(16,657)	$(18,555)

Net loss per ordinary share, basic and diluted	$(0.13)	$(0.27)	$(0.51)	$(1.00)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	35,541,762	21,660,757	32,809,424	18,463,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

; REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

(In thousands, except share data)

	Ordinary Share		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
	Number	Amount
Balance as of January 1, 2017	16,338,257	45	114,707	(106,492)	8,260
Share-based compensation to employees and non-employees	—	—	3,654	—	3,654
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	166,748	1	37	—	38
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $467	5,613,084	16	9,293	—	9,309
Issuance of ordinary shares in follow-on public offering, net of issuance expenses in an amount of $1,117	7,885,550	22	7,141	—	7,163
Cumulative effect to stock based compensation from adoption of a new accounting standard	—	—	11	(11)	—
Net loss	—	—	—	(24,717)	(24,717)

Balance as of December 31, 2017	30,003,639	84	134,843	(131,220)	3,707
Cumulative effect to accumulated deficit from adoption of a new accounting standard	—	—	—	(23)	(23)
Share-based compensation to employees and non-employees	—	—	2,342	—	2,342
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	278,709	*)	—	—	—
Issuance of ordinary shares in a private placement agreement, net of issuance expenses in an amount of $830 (1)	4,117,891	12	4,283	—	4,295
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $237 (2)	1,247,172	4	1,111	—	1,115
Net loss	—	—	—	(16,657)	(16,657)
Balance as of September 30, 2018	35,647,411	100	142,579	(147,900)	(5,221)

*)	Represents an amount lower than $1.
(1)	See Note 8f to the condensed consolidated financial statements.
(2)	See Note 8e to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows used in operating activities:
Net loss	$(16,657)	$(18,555)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	351	516
Share-based compensation to employees and non- employees	2,342	2,597
Deferred taxes	(13)	(20)
Loss on extinguishment of debt	—	313
Financial expenses related to long term loan	133	87

Changes in assets and liabilities:

Trade receivables, net	(83)	(11)
Prepaid expenses and other current and long term assets	189	(526)
Inventories	1,171	(381)
Trade payables	491	(1,048)
Employees and payroll accruals	(202)	(161)
Deferred revenues	192	45
Other current and long term liabilities	(88)	102
Net cash used in operating activities	(12,174)	(17,042)

Cash flows used in investing activities:
Purchase of property and equipment	(3)	(19)
Net cash used in investing activities	(3)	(19)

Cash flows from financing activities:
Issuance of ordinary shares upon exercise of options to purchase ordinary shares by employees and non-employees	—	28
Repayment of long term loan	(3,063)	(2,747)
Issuance of ordinary shares in investment agreement, net of issuance expenses in an amount of $343 (1)	4,657	—
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $123 (2)	1,229	9,060
Net cash provided by financing activities	2,823	6,341

Decrease in cash, cash equivalents, and restricted cash	(9,354)	(10,720)
Cash, cash equivalents, and restricted cash at beginning of period	15,423	24,498
Cash, cash equivalents, and restricted cash at end of period	$6,069	$13,778

Supplemental disclosures of non-cash flow information
At-the-market offering expenses not yet paid (2)	$114	$50
Classification of inventory to property and equipment, net	$—	$145
Classification of other current assets to property and equipment, net	$236	$—
Investment agreement issuance cost not yet paid (1)	$362	$—

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

Supplemental cash flow information:
Cash and cash equivalents	5,230	12,928
Restricted cash included in other long term assets	839	850
Total Cash, cash equivalents, and restricted cash	6,069	13,778

(1) See Note 8f to the condensed consolidated financial statements.
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

c.
The Company is designing, developing and commercializing the ReWalk system, an innovative exoskeleton that allows wheelchair-bound persons with mobility impairments or other medical conditions to stand and walk once again. The ReWalk system consists of a light wearable brace support suit that integrates motors at the joints, rechargeable batteries, an array of sensors and a computer-based control system to power knee and hip movement. There are currently two types of products: ReWalk Personal and ReWalk Rehabilitation. ReWalk Personal is designed for everyday use by individuals at home and in their communities and is custom-fitted for each user. ReWalk Rehabilitation is designed for the clinical rehabilitation environment where it provides individuals access to valuable exercise and therapy. It also enables individuals to evaluate their capacity for using the ReWalk Personal system in the future.

d.
The Company markets and sells its products directly to institutions and individuals and through third-party distributors. The Company sells its products directly primarily in Germany and the United States, and primarily through distributors in other markets. In its direct markets, the Company has established relationships with rehabilitation centers and the spinal cord injury community, and in its indirect markets, the Company’s distributors maintain these relationships. RRI markets and sells products mainly in the United States and Canada. RRG sells the Company’s products mainly in Germany and Europe.

e.
During the nine months ended September 30, 2018, the Company issued and sold 1,247,172 ordinary shares at an average price of $1.08 per share under its $25 million ATM Offering Program (as defined in Note 8e below). The gross proceeds to the Company were approximately $1.4 million, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $237 thousand were approximately $1.1 million. As a result, from the inception of the ATM Offering Program in May 2016 until September 30, 2018, the Company has issued and sold 7,552,318 ordinary shares at an average price of $2.08 per share under its ATM Offering Program, with gross proceeds of approximately $15.7 million, and net aggregate proceeds of approximately $14.6 million after deducting commissions, fees and offering expenses in the amount of approximately $1.1 million. The Company could raise up to a remaining $9.3 million under its ATM Offering Program, subject to a limitation on sales under the Company’s effective Form S-3 limiting sales under such Form S-3 to $13.7 million during any 12-month period. See Note 8e below for more information about the Company’s ATM Offering Program.

f.
The Company had an accumulated deficit in the total amount of approximately $147.9 million as of September 30, 2018 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next 12 months with existing cash on hand, reducing operating spend, issuances under the Company's ATM Offering Program, or other future public or private issuances of equity and debt securities , or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company require more funds than anticipated during the next 12 months or in later periods.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the three and nine months ended September 30, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:-     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's (i) consolidated financial position as of September 30, 2018,(ii) consolidated results of operations for the three and nine months ended September 30, 2018 and (iii) consolidated cash flows for the nine months ended September 30, 2018. The results for the three and nine months periods ended September 30, 2018, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Units placed	$1,544	$1,656	$4,744	$6,025
Spare parts and warranties	73	76	222	213
Total Revenues	$1,617	$1,732	$4,966	$6,238

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

Contract balances

	September 30,	December 31,
	2018	2017
Trade receivable, net	$1,163	$1,103
Deferred revenues (1)	$577	$385

(1)$106 thousand of December 31, 2017 deferred revenues balance were recognized as revenues during the nine months ended September 30, 2018.

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
Transaction price allocated to remaining performance obligations

For the nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods was not material.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

The Company’s unfilled performance obligations as of September 30, 2018 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $577 thousand, which is fulfilled over one to five years.

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

Income Taxes - In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis in our condensed consolidated financial statements as of September 30, 2018 and December 31, 2017.

d.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	September 30,	December 31,
	2018	2017
Customer A	59%	*)
Customer B	*)	17%
Customer C	*)	14%
Customer D	*)	10%
*) Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of September 30, 2018 and December 31, 2017, trade receivables are presented net of allowance for doubtful accounts in the amount of $109 thousand and $125 thousand, respectively, and net of sales return reserve of $105 thousand as of September 30, 2018 and December 31, 2017.

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

US Dollars in thousands
Balance as of December 31, 2017	$488
Provision	190
Usage	(261)
September 30, 2018	$417

NOTE 4:-    INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Finished products	2,472	3,643
	$2,472	$3,643

NOTE 5:-    LOAN AGREEMENT WITH KREOS AND RELATED WARRANT TO PURCHASE ORDINARY SHARES

On December 30, 2015, the Company entered into the loan agreement (the "Loan Agreement") with Kreos Capital V (Expert Fund) Limited ("Kreos"), pursuant to which Kreos extended a line of credit to the Company in the amount of $20 million (the "Loan").

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

On June 9, 2017, the Company and Kreos entered into the First Amendment of the Loan Agreement (the "Loan Amendment"). As of that date the outstanding principal amount under the Loan Agreement (the "Outstanding Principal Amount") was $17.2 million. Under the Loan Amendment $3 million of the Outstanding Principal Amount was extended by an additional 3 years with the same interest rate and became subject to repayment in accordance with, and subject to the terms of, a secured convertible promissory note (the "Kreos Convertible Note"). The Kreos Convertible Note may be converted into up to 2,523,660 ordinary shares of the Company at a fixed conversion price of $1.268 per share (subject to customary anti-dilution adjustments in connection with a share split, reverse share split, share dividend, combination, reclassification or otherwise), thus reducing the Outstanding Principal Amount by $3 million to $14.2 million. Kreos may convert the then-outstanding principal under the Kreos Convertible Note in whole or in part, in one or more occasions, at any time until the earlier of (i) the maturity date of June 9, 2020 or (ii) a "Change of Control", as defined in the Loan Agreement. In addition, at any time until the maturity date of June 9, 2020, Kreos has the right to convert the “end of loan payments” under the Loan Agreement, in whole or in part, into ordinary shares at a conversion price of $1.268 per share. Because the aggregate amount the Company drew down under the Loan Agreement equals $20 million and the total “end of loan payments” equal $200 thousand, Kreos has the right to convert up to 157,729 additional

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ordinary shares (subject to customary anti-dilution adjustments), making the total number of ordinary shares issuable upon conversion of the Kreos Convertible Note 2,523,660 (subject to customary anti-dilution adjustments). The Outstanding Principal Amount under the Loan Agreement is not convertible and remains subject to repayment in accordance with the terms and conditions of the Loan Agreement, provided that such amount shall be repaid by the Company in accordance with an amended repayment schedule. The Company concluded that the exchange of the $3 million for the convertible promissory note is not a troubled debt restructuring under applicable accounting guidance because the lenders did not grant a concession. The modification was analyzed under ASC 470 Debt to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10 a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since this modification added a substantive conversion option, extinguishment accounting is applicable. The difference between the fair value of the new debt with the pre-modification carrying amount of the old debt represented a loss on extinguishment in the amount of $313 thousand.

According to the Loan Agreement, the repayment period will be extended to 36 months if the Company raises $20 million or more in connection with the issuance of shares of its capital stock (including debt securities convertible into shares of the Company’s capital stock). As of June 30, 2017 the Company had raised more than $20 million and therefore the repayment period was extended by an additional 12 months to 36 months.

On September 3, 2018, Kreos agreed to defer $0.5 million in principal and interest payments under the Kreos Loan Agreement and Kreos Convertible Note until October 2, 2018. We are in discussions with Kreos regarding deferral of up to $1.0 million in additional payments under the Kreos Loan Agreement until early 2019. We may also seek to refinance up to a substantial portion of our indebtedness under our Kreos Loan Agreement, which we have considered with Kreos from time to time, including by exchanging our indebtedness with Kreos for new convertible debt from a third-party investor, or to borrow additional funds. For more information on our currently-in-effect agreements with Kreos, see “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Note 6 to our audited consolidated financial statements in our 2017 Form 10-K.

The Company recorded interest expense in the amount of $414 thousand and $1.4 million during the three and nine months ended September 30, 2018, respectively.

NOTE 6:-    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer. Purchase obligations do not include contracts that may be canceled without penalty. As of September 30, 2018, non-cancelable outstanding obligations amounted to approximately $936 thousand.

b.	Lease commitment:

The Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2018 and 2025 (the “lease agreements”).

The future minimum lease commitments of the Company and its subsidiaries under various non-cancelable operating lease agreements in respect of premises, that are in effect as of September 30, 2018, are as follows (in thousands):

2018	$152
2019	576
2020	584
2021	583
2022	592
And Thereafter	1,078
Total	$3,565
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2018 and 2021.
RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $57 thousand as of September 30, 2018.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (the “IIA”) and Israel-U.S. Binational Industrial Research and Development Foundation (the “BIRD”). Since the Company’s inception through September 30, 2018, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty bearing grants (as of September 30, 2018, the Company paid royalties to the IIA in the total amount of $50 thousand), while a total amount of $400 thousand was received in consideration of 5,237 convertible preferred A shares, which converted after our initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required. The Company was obligated to pay royalties to BIRD amounting to 5% of the sales of the products and other related revenues generated from such projects, up to 150% of the grants received. For the three and nine months ended September 30, 2018 there were no royalties expenses recorded in cost of revenues.

As of September 30, 2018, the contingent liability to the IIA amounted to $1.5 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

The Company's other long-term assets in the amount of $839 thousand have been pledged to third parties as a security in respect to lease agreements. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securities Class Action Litigation:

Between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired the Company’s ordinary shares pursuant and/or traceable to the Company's registration statement on Form F-1 (File No. 333-197344) used in connection with its initial public offering (the “IPO”) were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. The actions involved or involve claims under various sections of the Securities Act of 1933 (the Securities Act), against the Company, certain of the Company’s current and former directors and officers, the underwriters of our IPO and certain other defendants.

Dismissed Actions of September 30, 2018

The four actions commenced in the Superior Court of the State of California, County of San Mateo were dismissed in January 2017 for lack of personal jurisdiction, and the action commenced in the United States District Court for the Northern District of California was voluntarily dismissed in March 2017.

Pending Actions of September 30, 2018

District Court Case

The action commenced in the United States District Court for the District of Massachusetts (the District Court) alleging violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act), was partially dismissed on August 23, 2018. In particular, the District Court granted the motion to dismiss the claims under Sections 11 and 15 of the Securities Act, finding that the plaintiff failed to plead a false or misleading statement in the IPO registration statement. The District Court did not address the claims under Sections 10(b) and 20(a) of the Exchange Act because, as a result of the dismissal of the claims under the Securities Act, the lead plaintiff lacked standing to pursue those claims.

Because the action in the District Court was styled as a class action, the District Court permitted the plaintiff to file a supplemental memorandum concerning standing or a motion to appoint a substitute or supplemental plaintiff. On September 10, 2018, the plaintiff sought leave to amend his complaint to add a new plaintiff that purportedly has standing to pursue Exchange Act claims, and the Company opposed the motion to amend on September 24, 2018.

Superior Court Case

The two actions commenced in the Superior Court of the Commonwealth of Massachusetts, Suffolk County (the Superior Court), were consolidated and stayed in December 2017. As of September 30, 2018, a motion to dismiss was outstanding before the Superior Court. For information regarding developments after September 30, 2018, see Note 11 - Subsequent Events.

Based on information currently available and the early stage of the litigation, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to these lawsuits; therefore, no litigation reserve has been recorded in the Company's consolidated balance sheets as of September 30, 2018. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

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

The Harvard License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of September 30, 2018, in light of the achievement of a milestone, the Company recorded a liability which is included in the total expenses recorded during the three and nine months ended September 30, 2018. The Company continues to evaluate the likelihood that other milestones will be achieved on a quarterly basis. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not recorded on the Company's condensed consolidated balance sheet as of September 30, 2018.

The Company's total payment obligation under the Collaboration Agreement and the Harvard License Agreement is $6.5 million, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expense in the amount of $92 thousand and $896 thousand which is part of the total payment obligation indicated above, as research and development expenses related to the Harvard License Agreement and to the Collaboration Agreement for the three and nine months ended September 30, 2018, respectively. No withholding tax was deducted from the Company's payments to Harvard in respect of the Collaboration Agreement and License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8:-    SHAREHOLDERS’ EQUITY

a.	Share option plans:

As of September 30, 2018, and December 31, 2017, the Company had reserved 1,499,886 and 1,301,521 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).
Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.
The fair value for options granted during the nine months ended September 30, 2018 and September 30, 2017 was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2018	2017
Expected volatility	57% - 61%	56% - 58%
Risk-free rate	2.74% - 2.83%	1.78% - 2.07%
Dividend yield	—%	—%
Expected term (in years)	6.11	5.31-6.11
Share price	$1.02- $1.15	$1.3- $2.1

The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company's ordinary shares on the date of grant.
A summary of employee options to purchase ordinary shares and RSUs during the nine months ended September 30, 2018 is as follows:

	Nine Months Ended September 30, 2018
	Number	Average exercise price	Average remaining contractual life (in years) (1)	Aggregate intrinsic value (in thousands)
Options and RSUs outstanding at the beginning of the period	1,846,797	$1.86	6.33	$586
Options granted	662,427	1.09
RSUs granted	510,803	—
Options exercised (2)	—	—
RSUs vested (2)	(216,703)	—
RSUs forfeited	(84,304)	—
Options forfeited	(87,146)	7.31

Options and RSUs outstanding at the end of the period	2,631,874	$1.33	6.49	$663

Options exercisable at the end of the period	1,053,787	$2.33	4.29	$1

(1)	Calculation of weighted average remaining contractual term does not include RSUs, which have an indefinite contractual term.

(2)
During the nine months ended September 30, 2018, the aggregate number of ordinary shares that were issued pursuant to RSUs that became vested and options that were exercised on a net basis was 214,864 ordinary shares.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted average grant date fair value of options granted during the nine months ended September 30, 2018 and September 30, 2017 was $0.61 and $1.10, respectively. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2018 and September 30, 2017 was $1.09 and $2.01, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the nine months ended September 30, 2018, and the total intrinsic value of options exercised during the nine months ended September 30, 2017 was $29 thousand. As of September 30, 2018, there were $2.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2012 Equity Incentive Plan and its 2014 Plan. This cost is expected to be recognized over a period of approximately 2.0 years.

The number of options and RSUs outstanding as of September 30, 2018 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of September 30, 2018	Weighted average remaining contractual life (years) (1)	Options exercisable as of September 30, 2018	Weighted average remaining contractual life (years) (1)
RSUs only	778,867	—	—	—
$0.82	31,806	1.42	31,806	1.42
$1.02 - $1.32	985,755	7.59	328,328	3.61
$1.35 - $2.10	737,106	5.16	603,284	4.38
$7.30 - $8.07	66,941	7.30	59,948	7.33
$9.22 - $10.98	14,046	7.58	13,483	7.58
$20.77 - $20.97	17,353	6.22	16,938	6.22
	2,631,874	6.49	1,053,787	4.29

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.	Share-based awards to non-employee consultants:

The Company granted 63,867 fully vested RSUs during the nine months ended September 30, 2018 to a non-employee consultant. As of September 30, 2018, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2018:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants exercisable	Contractual term
	(number)		(number)

July 14, 2014 (1)	—	$10.08	—	July 13, 2018
December 30, 2015 (2)	119,295	$9.64	119,295	See footnote (2)
November 1, 2016 (3)	2,437,500	$4.75	2,437,500	November 1, 2021
December 28, 2016 (4)	47,717	$9.64	47,717	See footnote (4)
	2,604,512		2,604,512

(1) Represents warrants to purchase ordinary shares at an exercise price of $10.08 per share, which were granted on July 14, 2014 as part of our series E investment round. Those warrants expired on July 14, 2018 .

(2) Represents shares issuable upon the exercise of warrants to purchase ordinary shares at an exercise price of $9.64 per share, which were granted on December 31, 2015 to Kreos in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of September 30, 2018.

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

d.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the consolidated statements of operations as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cost of revenues	$11	$57
Research and development, net	330	344
Sales and marketing, net	352	585
General and administrative	1,649	1,611
Total	$2,342	$2,597

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	At-the-market offering program:

On May 10, 2016, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray, pursuant to which it may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25 million, through Piper Jaffray acting as its agent. As of September 30, 2018 the Company could raise up to a remaining $9.3 million under its ATM Offering Program, subject to a limitation on sales under the Company’s effective Form S-3 limiting sales under such Form S-3 to $13.7 million during any 12-month period. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on the Company’s behalf all of the ordinary shares requested to be sold by the Company, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Sales may be made under the Company's registration statement on Form S-3, which was declared effective on May 9, 2016 (the “Form S-3”), in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “ATM Offering Program”). Sales may be made directly on or through the Nasdaq Capital Market, the existing trading market for the Company's ordinary shares, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Piper Jaffray is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares. The Company is not required to sell any of its ordinary shares at any time.

During the nine months ended September 30, 2018, the Company issued and sold 1,247,172 ordinary shares at an average price of $1.08 per share under its ATM Offering Program. The gross proceeds to the Company were approximately $1.4 million, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of $237 thousand were approximately $1.1 million. As a result, from the inception of the ATM Offering Program in May 2016 until September 30, 2018, the Company had sold 7,552,318 ordinary shares under the ATM Offering Program for gross proceeds of approximately $15.7 million and net proceeds to the Company of approximately $14.6 million (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation of approximately $471 thousand and had incurred total expenses of approximately $1.1 million in connection with the ATM Offering Program.

f.	Timwell investment agreement:

On March 6, 2018, the Company entered into an investment agreement with Timwell Corporation Limited, a Hong Kong corporation (“Timwell”), as amended on May 15, 2018 (the "Investment Agreement"), pursuant to which the Company agreed to issue to Timwell, in three different tranches, an aggregate of 16,000,000 ordinary shares in return for aggregate gross proceeds of $20 million. The closing of each tranche is subject to certain closing conditions. The closing of the first tranche (the "First Tranche Closing") took place on May 15, 2018, upon which Timwell received 4,000,000 ordinary shares for an aggregate purchase price of $5,000,000, and Timwell and the Company signed a registration rights agreement in the form attached to the Investment Agreement. The net aggregate proceeds of the First Tranche Closing after deducting fees and other related expenses in the amount of approximately $705 thousands were approximately $4.3 million. The remaining investment is to occur in two tranches, including $10 million for the issuance to Timwell of 8,000,000 ordinary shares (the “Second Tranche”) and $5 million for the issuance to Timwell of 4,000,000 ordinary shares (the “Third Tranch”). The closing of the second and third tranches is subject to specified closing conditions, including, with respect to the second tranche, the signing of a license agreement and a supply agreement and the formation of the China JV (the “China JV”) based on the JV Framework Agreement, and, with respect to the third tranche, the successful production of certain ReWalk products by the China JV. The second tranche closing was initially expected to occur by July 1, 2018 and the third tranche closing was initially expected to occur by December 31, 2018 and no later than April 1, 2019. While we are still in discussions with Timwell, due to the different jurisdictions involved, new positions taken by the counterparty on certain key commercial points, and certain technical and administrative delays relating to governmental approvals in China, there is a significant risk that we and Timwell will not reach the required milestones in order to complete the closings of the second and third tranches and receive the gross proceeds of $10.0 million and $5.0 million, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Although we remain in dialogue with RealCan Ambrum Healthcare Industry Enterprise (Limited Partnership), Timwell’s affiliate (RealCan), and have discussed with RealCan various alternatives to the original investment agreement, we are also evaluating alternative paths with different groups to penetrate the Chinese market.

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

NOTE 9:-    FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency transactions and other	$(13)	$(37)	$26	$(113)
Financial expenses related to loan agreement with Kreos	414	510	1,364	1,932
Bank commissions	4	6	22	24
	$405	$479	$1,412	$1,843

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues based on customer’s location :
Israel	$—	$—	$—	$—
United States	962	801	3,231	4,242
Europe	553	931	1,567	1,996
Asia-Pacific	2	—	10	—
Latin America	—	—	58	—
Africa	100	—	100	—
Total revenues	$1,617	$1,732	$4,966	$6,238

	September 30,	December 31,
	2018	2017
Long-lived assets by geographic region (*):
Israel	$216	$298
United States	381	342
Germany	131	200
	$728	$840

(*)    Long-lived assets are comprised of property and equipment, net.

	September 30,	December 31,
	2018	2017
Major customer data as a percentage of total revenues:
Customer A	47.7%	35.2%

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11:- SUBSEQUENT EVENTS

Dismissed Superior Court Case

In the two securities class actions consolidated in the Superior Court, the court requested additional briefing, to be submitted by October 29, 2018, concerning the effect that the August 23, 2018 dismissal of the Securities Act claims by the District Court should have on its decision on the outstanding motion to dismiss before it. In November 2018, the two actions were voluntarily dismissed with prejudice, after the District Court partially dismissed the related claims on August 23, 2018 and the parties entered a stipulation of dismissal with prejudice.

Pending District Court Case

The remaining District Court case has been partially dismissed. For more information, see Note 6 - Commitments and Contingent Liabilities - Legal Claims.

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

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “quarterly report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in this section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

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

•	our ability to regain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that our ordinary shares will be delisted if we cannot do so;

•	our ability to maintain and grow our reputation and the market acceptance of our products;

•	our ability to achieve reimbursement from third-party payors for our products;

•	our expectations as to our clinical research program and clinical results;

•	our expectations as to the results of the Food and Drug Administration’s (“FDA”), potential regulatory developments with respect to our mandatory 522 postmarket surveillance study;

•	the outcome of ongoing shareholder class action litigation relating to our initial public offering (“IPO”);

•	our ability to repay our secured indebtedness;

•	our ability to improve our products and develop new products;

•	our ability to close periodic issuances of our ordinary shares to, and to form a joint venture in China with, Timwell and the resulting effect on our liquidity and financial condition;

•	the risk of substantial dilution resulting from the periodic issuances, if any, of our ordinary shares to Timwell;

•	the significant voting power and de facto voting control Timwell may acquire upon additional issuances, if any, of our ordinary shares to Timwell;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	our ability to gain and maintain regulatory approvals;

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
In June 2018, the VA updated its national policy to provide expanded access to ReWalk exoskeletons for veterans in private rehabilitation clinics through the Veterans Choice Program. Under the VA’s revised policy, the exoskeleton evaluation process will have all veterans flow through one of 24 designated spinal cord injury VA centers ("SCI/D"). Once a veteran is determined to be qualified for training and procurement of his/her own exoskeleton system, the individual may be allowed to pursue training on exoskeleton use, such as use of the ReWalk (i) at the applicable SCI/D hub center; (ii) on a case-by-case basis, at a qualified VA hospital designated by the VA’s "hub & spoke" program; or (iii) on a case-by-case basis, at a qualified private rehabilitation center via the VA’s Veteran’s Choice Program, through which veterans can receive care from a community provider paid for by the VA. Additionally, to date several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases, and in September 2017, each of German insurer BARMER GEK ("Barmer") and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), signed a confirmation and letter of agreement, respectively, regarding the provision of ReWalk systems for all qualifying beneficiaries. In February 2018, the head office of German statutory health insurance ("SHI"), Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal 6.0 Exoskeleton System in the German Medical Device Directory and in June 2018 the ReWalk Personal 6.0 exoskeleton was added to the official German list of medical aids, becoming the first exoskeleton device to be included in the list. This decision means that ReWalk will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis.
We have incurred net losses and negative cash flow from operations since inception and anticipate this to continue in the near term. During the remainder of 2018, we will continue to evaluate means of reducing spending where possible, while continuing to focus resources on achieving commercial reimbursement coverage decisions, furthering commercialization activities, and advancing our clinical studies including the FDA 522 postmarket study and the Restore clinical studies to support regulatory clearance and commercializing the Restore device for stroke patients in the third quarter of 2019.
Third Quarter 2018 and subsequent Business Highlights

•	37 patients fully enrolled and five patients completing medical assessment out of 40 participants for the clinical study of the ReStore soft exo-suit for stroke patients.

•	Applied for CE mark clearance for the ReStore.

•	Placed 500th ReWalk Personal and Rehabilitation system.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and September 30, 2017
Our operating results for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$1,617	$1,732	$4,966	$6,238
Cost of revenues	855	1,024	2,755	3,740

Gross profit	762	708	2,211	2,498

Operating expenses:
Research and development, net	1,597	1,618	5,645	4,433
Sales and marketing	1,926	2,637	6,187	8,643
General and administrative	1,362	1,805	5,620	5,796

Total operating expenses	4,885	6,060	17,452	18,872

Operating loss	(4,123)	(5,352)	(15,241)	(16,374)

Loss on extinguishment of debt	—	—	—	313
Financial expenses, net	405	479	1,412	1,843

Loss before income taxes	(4,528)	(5,831)	(16,653)	(18,530)
Income taxes	5	15	4	25
Net loss	$(4,533)	$(5,846)	$(16,657)	$(18,555)

Net loss per ordinary share, basic and diluted	$(0.13)	$(0.27)	$(0.51)	$(1.00)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	35,541,762	21,660,757	32,809,424	18,463,444

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Revenues
Our revenues for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal units placed	21	15	64	81
Rehabilitation units placed	1	1	2	3
Total units placed	22	16	66	84
Personal unit revenues	$1,504	$1,707	$4,773	$6,033
Rehabilitation unit revenues	$113	$25	$193	$205
Revenues	$1,617	$1,732	$4,966	$6,238

Revenues decreased by $115 thousand, or 7%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Revenues decreased by approximately $1.3 million, or 20%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease in revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was driven primarily by lower number of units converted from rentals into purchase during the quarter. The decrease in revenue for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was mainly due to a lower number of units placed in the United States.
In the future, we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the Restore device to rehabilitation institutes.

Gross Profit
Our gross profit for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross profit	$762	$708	$2,211	$2,498
Gross profit was 47% of revenue for the three months ended September 30, 2018, compared to 41% of revenue for the three months ended September 30, 2017. Gross profit was 45% of revenue for the nine months ended September 30, 2018, compared to 40% of revenue for the nine months ended September 30, 2017. The increase in gross profit for both three and nine months ended September 30, 2018 was driven by sales mix and lower product cost.
We expect our gross profit to gradually improve as we increase our sales volumes and decrease the product manufacturing costs, which may be partially offset by potential price increases.

Research and Development Expenses
Our research and development expenses, net, for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development, net	$1,597	$1,618	$5,645	$4,433

Research and development expenses, net, decreased by $21 thousand, or 1%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease is attributable to reduction in our research and development subcontracting costs in the three months ended September 30, 2018, offset with increased costs related to the ReStore clinical study and IIA grants received in the three months ended September 30, 2017.
Research and development expenses, net, increased by approximately $1.2 million, or 27%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase for nine months ended September 30, 2018 is attributable to increased costs associated with the development and clinical study of our ReStore soft suit exoskeleton and fewer IIA grants received in the period.
We intend to focus our research and development expenses in the near term primarily on the Restore system for stroke patients and in the longer term on a “soft suit” exoskeleton for additional indications affecting the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance and the next generation of our current ReWalk device.

Sales and Marketing Expenses
Our sales and marketing expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales and marketing	$1,926	$2,637	$6,187	$8,643

Sales and marketing expenses decreased $711 thousand, or 27%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Sales and marketing expenses decreased approximately by $2.5 million, or 28%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease for both three and nine months ended September 30, 2018 is driven by personnel and personnel-related costs and consulting expenses as result of our cost reduction efforts.

In the near term our sales and marketing expenses are expected to be driven by our commercialization efforts and reimbursement for the ReWalk Personal device as we continue to pursue insurance claims on a case by case basis and invest in efforts to expand coverage.

General and Administrative Expenses
Our general and administrative expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative	$1,362	$1,805	$5,620	$5,796

General and administrative expenses decreased by $443 thousand, or 25%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in expenses is primarily attributable to personnel and personnel-related costs.
General and administrative expenses decreased by $176 thousand, or 3%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease in expenses is primarily attributable to personnel and personnel-related costs and of legal cost reduction, offset by an increase in our insurance related expenses and market development efforts in China.
Loss on Extinguishment of Debt

There was no loss on extinguishment of debt during the three and nine months ended September 30, 2018. Loss on extinguishment of debt of $313 thousand for the nine months ended September 30, 2017 is due to amending of our debt under the Loan Agreement with Kreos, such that $3 million in principal is now subject to the Kreos Convertible Note. The entry into the

Kreos Convertible Note, which decreased the outstanding principal amount under the Loan Agreement from $17.2 million to $14.2 million, resulted in extinguishment of debt accounting treatment.

Financial Expenses, Net
Our financial expenses, net, for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Financial expenses, net	$405	$479	$1,412	$1,843

Financial expenses, net, decreased by $74 thousand, or 15% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Financial expenses, net, decreased by $431 thousand, or 23% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease for both three and nine months ended September 30, 2018 is attributable mainly to interest expenses related to our Loan Agreement with Kreos.

Income Tax
Our income tax for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax (tax benefit)	$5	$15	$4	$25

Income taxes increased by $10 thousand for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Income taxes decreased by $21 thousand for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

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

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of certain of our equity securities and convertible notes to investors in private placements, the sale of our ordinary shares in public offerings and the incurrence of bank debt. As of September 30, 2018, the Company had cash and cash equivalents of $5.2 million. The Company had an accumulated deficit in the total amount of approximately $147.9 million as of September 30, 2018 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next 12 months with existing cash on hand, reducing operating spend, issuances under the Company's ATM Offering Program, or other future public or private issuances of equity and debt securities , or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company require more funds than anticipated during the next 12 months or in later periods.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the three and nine months ended September 30, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities and broadening third-party payor coverage, and (ii) research and development costs related to, in the shorter term, our Restore device that will assist patients who had stroke, and, in the longer term, developing our next generation of ReWalk with design improvements and building upon our technological platform to address new medical indications that affect the ability to walk including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern" in our 2017 Form 10-K.

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

On December 30, 2015, we entered into a loan agreement with Kreos (the “Loan Agreement”) pursuant to which Kreos extended a line of credit to us in the amount of $20 million. On January 4, 2016, we drew down $12 million under the Loan Agreement. Under the terms of the Loan Agreement we were entitled to draw down up to an additional $8 million until December 31, 2016, if we raised $10 million or more in the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) by December 31, 2016. On December 28, 2016, we drew down the remaining $8 million available under the Loan Agreement. Interest is payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. As of June 30, 2017, the Company raised more than $20 million in connection with the issuance of its share capital and therefore, in accordance with the terms of the Loan Agreement, the repayment period was extended from 24 months to 36 months. The principal was also reduced in connection with the issuance of the Kreos Convertible Note on June 9, 2017. Pursuant to the Loan Agreement, we paid Kreos a transaction fee equal to 1.0% of the total available amount of the line of credit upon the execution of the agreement and we will be required to pay Kreos an end of loan payment equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. During both the three and nine months ended September 30, 2018 and the three months ended September 30, 2017 the Company did not pay fees in connection with the Loan Agreement, compared to $23 thousand during the nine months ended September 30, 2017. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

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

On June 9, 2017, the Company and Kreos entered into the First Amendment. As of that date the outstanding principal amount under the Loan Agreement was $17.2 million. Under the First Amendment, $3 million of the outstanding principal under the Loan Agreement is subject to repayment pursuant to the senior secured Kreos Convertible Note issued on June 9, 2017, thus reducing the outstanding principal amount under the Loan Agreement to $14.2 million as of June 9, 2017. This amended outstanding principal amount remains subject to repayment in accordance with the terms and conditions of the Loan Agreement and an amended repayment schedule. Interest on the Kreos Convertible Note is payable monthly in arrears at a rate of 10.75% per year. On September 3, 2018, Kreos agreed to defer $0.5 million in principal and interest payments under the Kreos Loan Agreement and Kreos Convertible Note until October 2, 2018. We are in discussions with Kreos regarding deferral of up to $1.0 million in additional payments under the Kreos Loan Agreement until early 2019.

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

As of September 30, 2018, there was $12.4 million in outstanding principal and interest under the Loan Agreement, compared to $15.4 million as of December 31, 2017, including, in each case, $3.0 million in outstanding principal and interest under the Kreos Convertible Note, as of September 30, 2018 and December 31, 2017.

We may in the future seek to refinance up to a substantial portion of our indebtedness under our Kreos Loan Agreement, which we have considered with Kreos from time to time, including by exchanging our indebtedness with Kreos for new convertible debt from third-party investor, or to borrow additional funds.

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

Since we filed our Form 10-K on February 17, 2017, we have been subject to limitations under the applicable rules of Form S-3, which constrain our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. Pursuant to these rules, we may not sell in primary offerings under our Form S-3 more than approximately $13.7 million in any 12 month period, unless and until we are no longer subject to these limitations. We will cease to be subject to these limitations once our public float exceeds $75 million. As of the date of this quarterly report, we have sold approximately $4.6 million in securities under our Form S-3 during the last 12 months, when we were subject to these restrictions. We will also recalculate the amount of this limitation if we terminate our ongoing takedown and conduct another takedown under our Form S-3. Additionally, these limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants.

With respect to our ATM Offering Program, because we have sold $15.7 million in the program since its inception, we could only raise up to a remaining $9.3 million using the program, subject to the $13.7 million limitation. Because of these limitations, to raise additional capital in securities offerings above that limitation, we may be required to seek other methods of completing primary offerings, including, for example, under a registration statement on Form S-1 (which has no such size limitations), the preparation of which would be more time-consuming and costly, including due to potential SEC review. We may also conduct such offerings in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of The Nasdaq Stock Market LLC ( "Nasdaq"). Any such transactions could result in substantial dilution of shareholders’ interests.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. During the nine months ended September 30, 2018, the Company issued and sold 1,247,172 ordinary shares at an average price of $1.08 per share under its ATM Offering Program (as defined in Note 8e to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report). The gross proceeds to the Company were approximately $1.4 million, and the net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of approximately $237 thousand were approximately $1.1 million. As a result, from the inception of the ATM Offering Program in May 2016 until September 30, 2018, we had sold 7,552,318 ordinary shares under the ATM Offering Program for net proceeds to us of approximately $14.6 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of approximately $471 thousand and had incurred total expenses of approximately $1.1 million in connection with the ATM Offering Program. We intend to continue using this program opportunistically to raise additional funds. Because we registered up to $25 million in sales under our Form S-3 in our ATM Offering Program, we could raise up to a remaining $9.3 million under the program, subject to a limitation on sales under the Form S-3 limiting sales to $13.7 million during any 12-month period.

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

The closing of the Second and Third Tranches is subject to specified closing conditions, including the formation of a joint venture, the signing of a license agreement and a supply agreement and the successful production of certain ReWalk products, among others, with the Third Tranche Closing expected to occur by December 31, 2018 and no later than April 1, 2019. While we are still in discussions with Timwell, due to the different jurisdictions involved, new positions taken by the counterparty on certain key commercial points, and certain technical and administrative delays relating to governmental approvals in China, there is a significant risk that we and Timwell will not reach the required milestones in order to complete the closings of the second and third tranches and receive the gross proceeds of $10.0 million and $5.0 million, respectively. We continue to view China as a market with key opportunities for products designed for stroke patients. Thus, although we remain in dialogue with RealCan, Timwell’s affiliate, and have discussed with RealCan various alternatives to the original investment agreement, we are also evaluating alternative paths with different groups to penetrate the Chinese market.

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

Cash Flows for the Nine Months Ended September 30, 2018 and September 30, 2017

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(12,174)	$(17,042)
Net cash used in investing activities	(3)	(19)
Net cash provided by financing activities	2,823	6,341
Net cash flow	$(9,354)	$(10,720)

Net Cash Used in Operating Activities
Net cash used in operating activities decreased to $12.2 million for the nine months ended September 30, 2018 compared to $17.0 million for the nine months ended September 30, 2017, primarily as a result of lower working capital as well as reduction in operating costs .
Net Cash Used in Investing Activities
Net cash used in investing activities decreased to $3 thousand for the nine months ended September 30, 2018 compared to $19 thousand for the nine months ended September 30, 2017, primarily as a result of decreased use of cash for the purchase of property and equipment.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2018, compared to $6.3 million in the nine months ended September 30, 2017. The decrease is related primarily to the receipt of proceeds from private placement and ATM offering , which were lower than the proceeds we received from issuance of ordinary shares in the ATM Offering Program in the nine months ended September 30, 2017, offset with proceeds from an investment agreement in the nine months ended September 30, 2018.

Obligations and Commercial Commitments
Set forth below is a summary of our contractual obligations as of September 30, 2018.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase obligations (1)	$936	$936	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	3,000	800	1,600	600	—
Operating lease obligations (3)	3,617	635	1,166	1,184	632
Long-term debt obligations (4)	14,162	6,978	7,184	—	—
Total	$21,715	$9,349	$9,950	$1,784	$632

(1) The Company depends on one contract manufacturer, Sanmina. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.
(2) As of September 30, 2018, our Collaboration Agreement is for a period of six years from the date of signing and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development and commercialization milestones depend on favorable clinical developments, sales and regulatory actions, some or all of which may not occur. Since the achievement and timing of these milestones is neither determinable nor reasonably estimable, these milestone payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of September 30, 2018. Moreover, since such royalties are dependent on future product sales which are neither determinable nor reasonably estimable, these royalty payments are not included in this “Contractual Obligations” table or recorded on our consolidated consolidated balance sheet as of September 30, 2018. For more information, see Note 7 to our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.
(3) Our operating leases consist of leases for our facilities and motor vehicles.
(4) Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos. For more information, see “-Liquidity and Capital Resources -Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” above.
We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.650:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in Euro at a rate of exchange of 1.166 Euro:$1:00, both of which were the applicable exchange rates as of September 30, 2018. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or guarantees of third-party obligations as of September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the third quarter of 2018. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2017 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2018 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2017 Form 10-K except as described in Note 6 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2017 Form 10-K except as noted below:

Risks Related to our Business and our Industry

We have concluded that there are substantial doubts as to our ability to continue as a going concern.

We have incurred accumulated losses in the amount of $147.9 million as of September 30, 2018 and further losses are anticipated in the development of our business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors also included an explanatory paragraph to their audit opinion relating to our accompanying consolidated financial statements for the fiscal year ended December 31, 2017 regarding the substantial doubts about the Company’s ability to continue as a going concern.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under our ATM Offering Program, or other future public or private issuances of equity and debt securities, or through a combination of the foregoing. Additionally, regarding our Investment Agreement with Timwell relating to the issuance of an additional 12,000,000 ordinary shares in exchange for gross proceeds of $15.0 million, while we are still in discussions in Timwell, due to various delays in the process and other barriers to closing, there is a significant risk that we and Timwell will not reach the required milestones in order to close the remaining issuances. We will also need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods, including if we cannot make our loan repayments under our Kreos Loan Agreement, or if we cannot raise sufficient funds from equity issuances, such as the ATM Offering Program. If we cannot raise the required funds on acceptable terms, we may be forced to substantially curtail our current operations or cease operations altogether. Further, external perceptions regarding our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations or require us to obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors and suppliers. As such, our failure to continue as a going concern could harm our business, operating results and financial position and severely affect the value of your investment.

We may not have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products, and may need to take advantage of various forms of capital-raising transactions. Future equity financings, strategic transactions or borrowings may also further dilute our shareholders or place us under restrictive covenants limiting our ability to operate.

As of September 30, 2018, we had an accumulated deficit in the total amount of $147.9 million , and anticipate further losses in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations.

We intend to finance operating costs over the next 12 months with existing cash on hand, issuances of equity and/or debt securities, including issuances under our ATM Offering Program, other future public or private issuances of securities, or through a combination of the foregoing. Additionally, with respect to our Investment Agreement with Timwell relating to the issuance of an additional 12,000,000 ordinary shares in exchange for gross proceeds of $15.0 million, while we are still in discussions in Timwell, due to various delays in the process and other barriers to closing, there is a significant risk that we and Timwell will not reach the required milestones in order to close the remaining issuances. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Timwell investment agreement. We will also need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods, including if we cannot make our loan repayments under our Kreos Loan Agreement, or if we cannot raise sufficient funds from equity issuances, such as the ATM Offering Program.

In addition, although we registered up to $25.0 million in sales under our effective registration statement on Form S-3 (the Form S-3) for our ATM Offering Program, due to limitations under the rules of Form S-3, which have applied to us since we filed our 2017 Form 10-K, we may only sell up to approximately $13.7 million in primary offerings under the Form S-3 during any 12-month period while we remain subject to these limitations. We will recalculate the amount of this limitation if we terminate our ongoing takedown and conduct another takedown under our Form S-3. Additionally, because we have already sold $15.7 million in the ATM Offering Program since its inception, we may only raise up to a remaining $9.3 million using the program, subject to the $13.7 million cap during any rolling 12-month period. As of September 30, 2018, we had sold approximately $1.6 million in securities under our Form S-3 during the last 12 months, when we were subject to these restrictions. For more information, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Equity Raises.

To raise additional capital in the public markets, including taking into account the limitation above, we may be required to seek other more costly or time-consuming methods, such as offerings on registration statements on Form S-1. We may also conduct fundraising transactions in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of Nasdaq, or other equity raise transactions such as equity lines of credit. We have in the past been, and may in the future be, required to pay advisory fees to investment banks assisting us with financing transactions. In addition to entailing increased capital costs, any such transactions could result in substantial dilution of our shareholders’ interests, transfer control to a new investor and diminish the value of an investment in our ordinary shares. We may also need to pursue strategic transactions, such as joint ventures, in-licensing transactions or the sale of our business or all or substantially all of our assets. These private financings and strategic transactions have in the past and could in the future require significant management attention, disrupt our business, adversely affect our financial results, be unsuccessful or fail to achieve the desired results. We are in discussions routinely with such possible sources of additional funding. As another alternative, we may seek to refinance up to a substantial portion of our indebtedness under our Kreos Loan Agreement, which we have considered with Kreos from time to time, including by exchanging our indebtedness with Kreos for new convertible debt from a third-party investor, or to borrow additional funds. Agreements governing any borrowing arrangement may contain covenants that could restrict our operations.

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

The closings of the remaining two tranches of ordinary shares under the Investment Agreement are subject to various conditions, some of which are outside our control. There is a significant risk that we will not achieve the required milestones to close the remaining tranches and form the China JV, which could significantly and adversely impact our liquidity and our financial condition.

The prospective issuance of 12,000,000 remaining ordinary shares to Timwell in exchange for proceeds of $15 million, under the Investment Agreement, represents a significant source of liquidity for the Company. Additionally, to the extent formed, the minimum payments owed by the China JV to us would be expected to provide us with a source of ongoing income to supplement our other then-available capital resources. The remaining issuances under the Investment Agreement, which will occur in two tranches, are subject to specified closing conditions, including the formation of a joint venture, the signing of a license agreement and a supply agreement, in the case of the second tranche closing, and the successful production of certain ReWalk products, among others, in the case of the third tranche closing. While we have pursued actively the steps necessary to fulfill all closing conditions to the remaining two tranches under the Investment Agreement, some of the conditions are outside of our control. We have also experienced significant delays and difficulties working to form the China JV and to negotiate the required joint venture, license and supply agreement, as required for the second tranche closing for proceeds of $10 million. Additionally, even after the second tranche closing, to the extent it occurs, regulatory, competitive and marketing factors may hinder the ability of a China-based manufacturer or agent to successfully produce our ReStore product to certain quality requirements, as required for the third tranche closing for proceeds of $5.0 million.

The second tranche closing was initially expected to occur by July 1, 2018 and the third tranche closing was initially expected to occur by December 31, 2018 and no later than April 1, 2019. While we are still in discussions with Timwell, due to the different jurisdictions involved, new positions taken by the counterparty on certain key commercial points, and certain technical and administrative delays relating to governmental approvals in China, there is a significant risk that we and Timwell will not reach the required milestones in order to complete the closings of the second and third tranches and receive the gross proceeds of $10.0 million and $5.0 million, respectively. The failure to close any or all of the remaining two tranches could significantly and adversely impact our liquidity and financial condition, requiring us to find additional sources of liquidity on reasonable terms as a replacement. Additionally, if the China JV (to the extent it is formed, if at all) were to fail to incorporate or to operate at a level necessary to make the minimum payments owed to us, we would also lose an additional source of income, which could adversely affect our business and financial condition. We continue to view China as a market with key opportunities for products designed for stroke patients. Thus, although we remain in dialogue with RealCan, Timwell’s affiliate, and have discussed with RealCan various alternatives to the original investment agreement, we are also evaluating alternatives with different groups to penetrate the Chinese market.

To the extent that the non-completion of the second and third tranches causes us to modify or terminate any arrangements with Timwell, we could face further financial losses stemming from threatened or actual claims brought against us and/or reputational harm. Although no such claims have been asserted to date, we cannot make any assurance that we will not face them in the future. Additionally, because Timwell is our largest shareholder with representation on our board of directors, it may have significant influence over our affairs, which may adversely affect us in the event of a dispute. For more information, see Risks Related to an Investment in our Ordinary Shares-Timwell, along with a small number of shareholders, currently has significant influence over matters requiring shareholder approval. Additionally, as a result of the potential issuances of additional ordinary shares to it, Timwell may on its own have increasing influence and ultimately possible de facto control over such matters. This could discourage takeover or merger attempts or other actions shareholders may consider favorable.

We rely on sales of our ReWalk systems and related service contracts and extended warranties for our revenue. We may not be able to achieve or maintain market acceptance of our ReWalk systems or, once approved and commercialized, our ReStore lightweight soft suit exoskeleton, or to generate sufficient revenues from these current and future products.

We currently rely, and in the future will rely, on sales of our ReWalk systems and related service contracts and extended warranties for our revenue. Additionally, we are developing and intend to commercialize the ReStore lightweight soft suit exoskeleton, designed to support mobility for individuals suffering from other lower limb disabilities, and aim to begin marketing an initial indication for stroke patients in the third quarter of 2019 after the receipt of mandatory CE mark (for which we applied in the fourth quarter of 2018) and FDA clearance (for which we have not yet applied). Several factors could negatively affect our ability to achieve and maintain market acceptance of our ReWalk system or, once commercialized, our ReStore system, which could in turn materially impair our business, financial condition and operating results.

•
ReWalk. We have sold only a limited number of ReWalk systems, and market acceptance and adoption of the device depends on educating people with limited upright mobility and healthcare providers as to the distinct features, ease-of-use, positive lifestyle impact and other benefits of ReWalk compared to alternative technologies and treatments. ReWalk may not be perceived to have sufficient potential benefits compared with these alternatives. Users may also choose other therapies due to the disadvantages of using the ReWalk, including the time it takes for a user to put on ReWalk, the slower pace of the device compared to a wheelchair, the weight of ReWalk when carried, which makes it more burdensome for a companion to transport than a wheelchair, and the requirement that users be accompanied by a trained companion. Also, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend the current ReWalk system until there is sufficient evidence to convince them to alter the treatment methods they typically recommend, such as prominent healthcare providers or other key opinion leaders in the spinal cord injury community recommending ReWalk products as effective in providing identifiable immediate and long-term health benefits.

In addition, we may be unable to sell on a profitable basis current ReWalk systems or other future products for home and community use if third-party payors deny coverage, limit reimbursement or reduce their levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Although several private and national insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases to date, the VA maintains its policy of covering the cost of ReWalk devices for qualifying veterans across the United States and German insurers Barmer and DGUV have issued broad coverage decisions for the ReWalk device, no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among third-party payors in the United States. Health insurance companies and other third-party payors in the future may also not deliver adequate coverage or reimbursement for our current or future products designed for home and community use. The VA, Barmer or DGUV may cancel or materially curtail their current policy of providing coverage for ReWalk devices in the United States and Germany for qualifying individuals who have suffered spinal cord injury, or we may not place enough ReWalk units through to make our sales profitable under their policies. For more information, see Part I, Item 1A. Risk Factors-Risks Relating to our Business and our Industry-We may fail to secure or maintain adequate insurance coverage or reimbursement for ReWalk by third-party payors, which risk may be heightened if insurers find ReWalk to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenues that are high enough to allow us to sell our products profitably in our 2017 Form 10-K.

•
ReStore. We are currently undertaking a prospective clinical trial on the ReStore system to assess its safety during gait training in stroke patients in a rehabilitation setting. The ReStore system is designed to provide advantages to stroke rehabilitation clinics and therapists as compared to other traditional therapies and devices by minimizing setup time, supplying real-time analytics to optimize session productivity and generating on-going data reports to assist with tracking patient progress. Other potential secondary benefits for rehabilitation clinics include reducing staffing requirements, staff fatigue and the risk for potential staff injuries. Since the ReStore device will first be used in the rehabilitative clinical setting, its market reception will depend heavily on our ability to demonstrate to clinics and therapists the systemic and economic benefits of using the ReStore device, the functionality of the device for the variety of patients that they treat and the overall advantages that the device provides to their patients compared to other technologies.

As a general matter, achieving and maintaining market acceptance of our current or future products could be negatively impacted by many other factors, including, but not limited to the following: results of clinical studies relating to our or similar products; claims that our products, or any of their components, infringe on patent or other intellectual property rights of third parties; our ability to support financially and leverage our sales, marketing and training infrastructure, as well as our research and development efforts; our ability to enhance and broaden our research and development efforts and product offerings in response to the evolving demands of people with paraplegia and lower limb disability and healthcare providers; our estimates regarding our current or future addressable market; perceived risks associated with the use of our products or similar products or technologies; the introduction of new competitive products or greater acceptance of competitive products; adverse regulatory or legal actions relating to our products or similar products or technologies; and problems arising from the outsourcing of our manufacturing capabilities, or our existing manufacturing and supply relationships. Any or all of these factors could materially and negatively impact our business, financial condition and operating results.

Our future growth and operating results will depend on our ability to develop, receive regulatory clearance for and commercialize new products and penetrate new product and geographic markets.

We are currently engaged in research and development efforts to address the needs of patients with mobility impairments besides paraplegia, such as stroke and multiple sclerosis, and, in the future, we plan to address these needs in cerebral palsy, Parkinson’s disease and elderly assistance. In addition to other research and development projects, we collaborate with Harvard University’s Wyss Institute for Biologically Inspired Engineering to design, research and develop lightweight exoskeleton system technologies for lower limb disabilities intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. As part of the collaboration, Harvard has also licensed to us certain of its intellectual property relating to lightweight exoskeleton system technologies for lower limb disabilities. We are obligated to use commercially reasonable efforts to develop products under the license in accordance with an agreed-upon development plan and to introduce and market such products commercially.

We expect that a portion of our revenues will be derived, in the next few years, from new soft suit exoskeleton products we create for use by individuals suffering from a stroke or multiple sclerosis, and, in later years, from other new products of ours aimed at addressing other medical indications which affect the ability to walk, including cerebral palsy, Parkinson’s disease and elderly assistance. As such, our future results will depend on our ability to successfully develop and commercialize such new products. We cannot ensure you that we will be able to introduce new products, products currently under development and products contemplated for future development for additional indications in a timely manner, or at all. For instance, while we recently applied for CE mark for our ReStore product for stroke patients, we have not yet submitted a 510(k) premarket notification to the FDA for the product and intend to do so by the first quarter 2019, following only after the completion of clinical trials. We aim to commercialize the system for use by stroke patients in Europe and the United States during the third quarter of 2019. Obtaining clearance for the ReStore product or other soft suit exoskeleton products could involve an extensive, costly and time-consuming process, and could be prolonged significantly beyond our expectations based on unexpected inquiries from regulators, thus delaying commercialization beyond our planned timetable. As a result, we cannot make any assurances regarding the ultimate timing of FDA clearance or CE mark or commercialization of the ReStore product or any future products. For more information on the clearance processes, see Part I, Item 1. Business-Government Regulation in our 2017 Form 10-K.

Harvard may also terminate its license agreement with us if we fail to obtain the requisite insurance, become insolvent or do not meet certain developmental milestones with respect to the products we develop using the patents licensed to us. Any such termination of this aspect of the collaboration with Harvard could impair our research and development efforts into lightweight soft suit exoskeleton system technologies for lower limb disabilities. In addition, we may not be able to clinically demonstrate the medical benefits of our products for new indications, we do not yet have any clinical data demonstrating the benefits of our products for indications other than paraplegia and we might not be able to support the economic benefits the new product has for the customer.

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

While our new products currently under development will share some aspects of the core technology platform in our current products, their design features and components may differ from our current products. Accordingly, these products will also be subject to the risks described under -We rely on sales of our ReWalk systems and related service contracts and extended warranties for our revenue, and we may not be able to achieve or maintain market acceptance or to generate sufficient revenues from such contracts. To the extent we are unable to successfully develop and commercialize products to address indications other than paraplegia, we will not meet our projected results of operations and future growth.

Risks Related to Government Regulation

We have submitted medical device report (MDRs), to the FDA for numerous serious injuries relating to use of the ReWalk Personal system, and have initiated a voluntary correction related to certain use instructions in the device’s labeling, which the FDA classified as a Class II recall. If our product may have caused or contributed to a death or a serious injury, or if our product malfunctioned and the malfunction’s recurrence would be likely to cause or contribute to a death or serious injury, we must comply with the FDA’s MDR regulations, which could result in voluntary corrective actions or FDA enforcement actions, such as mandatory recalls.

Under the FDA’s MDR regulations, we are required to report to the FDA information that reasonably suggests a product we market may have caused or contributed to a death or serious injury or malfunctioned and our product or a similar device marketed by us would be likely to cause or contribute to death or serious injury if the malfunction were to recur. In addition, all manufacturers placing medical devices in European Union markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred.

Between 2013 and 2017, we submitted a number of MDRs to report incidents in which ReWalk Personal users sustained falls or fractures. The FDA sent us letters requesting additional information relating to these MDRs submitted in 2017, including a request for a failure analysis. In August 2017, we initiated a voluntary correction for the ReWalk device that related to certain use instructions to reduce the risk of fractures and submitted a report to the FDA under 21 CFR Part 806. Under Part 806, manufacturers and importers are required to make a report to the FDA of any correction or removal of a device if the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the U.S. Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health. In 2018, we submitted additional MDRs for fractures that occurred in foreign countries between 2015 and 2018, and for fractures that occurred in the United States.

In June 2018, we received a letter from the FDA agreeing with our decision to initiate a corrective action for the ReWalk, classifying the recall action as a Class II recall, and requesting that we make regular status reports to the FDA regarding our progress. We submitted to the FDA revised labeling that incorporates the revised use instructions intended to prevent fractures as a special 510(k) in September of 2018, and the 510(k) is currently undergoing acceptance review. While FDA has statutory authority to require a recall, most recalls are undertaken voluntarily when a medical device is defective, when it could present a risk to health, or when it is both defective and presents a risk to health.

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

While we addressed the observations that the FDA cited in a 2015 warning letter related to our mandatory postmarket surveillance study and initiated the study, we are currently experiencing enrollment issues that make our study progress inadequate. Going forward, if we cannot meet certain FDA requirements and enrollment criteria for the study or otherwise satisfy FDA requests promptly, or if our study produces unfavorable results, we could receive additional FDA warnings, which could materially and adversely affect our commercial success.

We are conducting an ongoing mandatory FDA postmarket surveillance study on our ReWalk Personal 6.0, which began in June 2016. Before we began the current study, the FDA sent us a warning letter on September 30, 2015, or the September 2015 Warning Letter, threatening potential regulatory action against us for violations of Section 522 of the U.S. Federal Food, Drug, and Cosmetic Act (the FFDCA), based on our failure to initiate a postmarket surveillance study by the September 28, 2015 deadline, our allegedly deficient protocol for that study, and the lack of progress and communication regarding the study. Between June 2014 and our receipt of the September 2015 Warning Letter, we had responded late to certain of the FDA’s requests related to our study protocol. In February 2016, the FDA sent us an additional information request, or the February 2016 Letter, requesting additional changes to our study protocol and asking that we amend the study within 30 days. This letter also discussed the FDA’s request, as further discussed in later communications with the FDA, for a new premarket notification for our ReWalk device, or a special 510(k), linked to what the FDA viewed as changes to the labeling and the device, including to a computer included with the device. In late March 2016, following multiple discussions with the FDA, including an in-person meeting, the FDA confirmed that the agency would permit the continued marketing of the ReWalk device conditioned upon our timely submitting a special 510(k) and initiating our postmarket surveillance study by June 1, 2016. The special 510(k) was timely submitted on April 8, 2016, and the FDA’s substantial equivalence determination was received by us on July 22, 2016, granting us permission to continue marketing the ReWalk device. Additionally, we submitted a protocol to the FDA for the postmarket surveillance study that was approved by the FDA on May 5, 2016.

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

As of November 2018, we had four active centers participating in the study (with a fifth site set to complete the process by the end of 2018), but only two sites have successfully enrolled patients. Ten subjects have enrolled in the study, one has completed the study and three are using the device in the community. This is substantially below the required number of patients included in our study protocol, currently leading the FDA to label our progress as inadequate. We are in ongoing communications with the FDA regarding options to address the inadequate progress. However, there can be no assurance that we will be able to satisfy the postmarket study requirements. If we cannot meet FDA requirements for the postmarket study or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 59.3% of our revenues in the fiscal year ended December 31, 2017 from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

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

Our products are regulated as medical devices in the United States under the FFDCA as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes (Class I, Class II or Class III) depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. For more information, see Part I. Item 1. Business-Government Regulation above.

In June 2014, the FDA granted our petition for de novo classification, which provides a route to market for medical devices that are low to moderate risk, but are not substantially equivalent to a predicate device, and classified ReWalk as Class II subject to certain special controls. The ReWalk is intended to enable individuals with spinal cord injuries to perform ambulatory functions under supervision of a specially trained companion, and inside rehabilitation institutions. The special controls established in the de novo order include the following: compliance with medical device consensus standards; clinical testing to demonstrate safe and effective use considering the level of supervision necessary and the use environment; non-clinical performance testing, including durability testing to demonstrate that the device performs as intended under anticipated conditions of use; a training program; and labeling related to device use and user training. In order for us to market ReWalk, we must comply with both general controls, including controls related to quality, facility registration, reporting of adverse events and labeling, and the special controls established for the device. Failure to comply with the general and special controls could lead to removal of ReWalk from the market, which would have a material adverse effect on our business.

Following the introduction of a product, the governmental agencies will periodically review our manufacturing processes and product performance, and we are under a continuing obligation to ensure that all applicable regulatory requirements continue to be met. The process of complying with the applicable good manufacturing practices, adverse event reporting and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of the ReWalk. In addition, if we fail to comply with applicable regulatory requirements, it could result in fines or delays of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation, as well as enforcement actions against us. Recent changes in enforcement practice by the FDA, European Union and other agencies have resulted in increased enforcement activity, which increases the compliance risk that we and other companies in our industry are facing. For example, the FDA could request that we recall our ReWalk Personal 6.0 device. For more information on certain deficiencies previously identified by the FDA in our mandatory post-market surveillance study on our ReWalk Personal 6.0, see -While we addressed the observations that FDA cited in a 2015 warning letter related to our mandatory postmarket surveillance study and initiated the study, we are currently experiencing enrollment issues that make our study progress inadequate.

In addition, governmental agencies may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register ReWalk once it is already on the market or otherwise impact our ability to market ReWalk in those countries. The process of complying with these governmental regulations can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of ReWalk. In the European Union, for example, a new Medical Device Regulation was published in 2017, which, when it enters into full force in 2020, will include additional premarket and post-market requirements, as well as potential product reclassifications or more stringent commercialization requirements that could adversely affect our clearances and approvals. Penalties for regulatory non-compliance with the Medical Device Regulation could also be substantial, including fines, revocation or suspension of CE mark and criminal sanctions.

If we or our third-party manufacturers or suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, our manufacturing operations could be interrupted.

We, our manufacturer Sanmina Corporation, or Sanmina, and some of our suppliers are required to comply with the FDA’s QSR which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We, Sanmina and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we or our distributors market our products abroad. We continue to monitor our quality management in order to improve our overall level of compliance. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If our facilities or those of Sanmina or our suppliers are found to be in violation of applicable laws and regulations, or if we, Sanmina or our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	customer notifications for repair, replacement or refunds;
•	operating restrictions, partial suspension or total shutdown of production;
•	recalls, withdrawals, administrative detention or seizure of our products;
•	refusing or delaying requests for 510(k) marketing clearance or approval of pre-market approval applications relating to new products or modified products;
•	withdrawing a PMA approval;
•	refusing to provide Certificates for Foreign Government;
•	refusing to grant export approval for our products; or
•	pursuing criminal prosecution.

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

We are subject to various laws and regulations, including fraud and abuse laws and anti-bribery laws, which, if violated, could subject us to substantial penalties.

Medical device companies such as ours have faced lawsuits and investigations pertaining to alleged violations of numerous statutes and regulations, including anti-corruption laws and health care fraud and abuse laws, such as the federal False Claims Act, the federal Anti-Kickback Statute and the U.S. Foreign Corrupt Practices Act (the FCPA). See Item 1. Business-Government Regulation in our 2017 Form 10-K.  U.S. federal and state laws, including the federal Physician Payments Sunshine Act (the Sunshine Act), and the implementation of Open Payments regulations under the Sunshine Act, require medical device companies to disclose certain payments or other transfers of value made to healthcare providers and teaching hospitals or funds spent on marketing and promotion of medical device products. It is widely believed that public reporting under the Sunshine Act and implementing Open Payments regulations results in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals. Further, some state laws require medical device companies to report information related to payments to physicians and other health care providers or marketing expenditures. These anti-kickback, anti-bribery, public reporting and aggregate spending laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, rehabilitation centers, physicians or other potential purchasers or users of ReWalk. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements, including those with marketers and sales agents. We may face significant costs in attempting to comply with these laws and regulations. If we are found to be in violation of any of these requirements or any actions or investigations are instituted against us, those actions could be costly to defend and could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal healthcare programs or other sanctions, and damage to our reputation or business.

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

Risks Related to an Investment in our Ordinary Shares

We may not be able to maintain the listing of our ordinary shares on the Nasdaq Capital Market, which could adversely affect our liquidity and the trading volume and market price of our ordinary shares, and decrease or eliminate your investment.

We recently received a notification letter (the Bid Price Letter), from Nasdaq indicating that we did not satisfy the requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a) (Rule 5550(a)), to maintain a minimum bid price of $1 per share. Separately, we received a notification letter (the MVLS Letter), from Nasdaq stating that, under Nasdaq Listing Rule 5550(b) (Rule 5550(b)), we failed to comply with the minimum $35 million market value of listed securities, or MVLS, requirement for continued listing on The Nasdaq Capital Market as of October 26, 2018 and did not meet the rule’s alternative $2.5 million shareholders’ equity and $500,000 net income standards as of applicable balance sheet and income statement dates. We became deficient as of October 26, 2018 with Rule 5550(a) as our closing bid price was less than $1 per share for 30 consecutive business days, and with Rule 5550(b) because, in addition to not meeting the alternative shareholders’ equity and net income requirements, our MVLS was below $35 million for 30 consecutive business days. The MVLS Letter addresses the same continued listing deficiency raised by NASDAQ in letters from November 2017 and May 2018, which we cured temporarily in June 2018 when our MVLS exceeded $35 million for the required period after the closing of a private placement. As in the past, the Bid Price Letter and the MVLS Letter are notices of deficiency, not delisting, and do not currently affect the listing or trading of ReWalk ordinary shares on The Nasdaq Capital Market.

We have 180 days, or until April 24, 2019, to comply with (i) Rule 5550(a) by maintaining a closing bid price of at least $1 per share for 10 consecutive business days, and (ii) Rule 5550(b) by (1) maintaining a MVLS (the product of total shares outstanding and the daily closing bid price) of $35 million or (2) having shareholders’ equity of at least $2.5 million. Additionally, we may be eligible for a second 180-day period to satisfy Rule 5550(a)’s minimum bid price requirement, if, as of April 24, 2019, we continue to have a market value of publicly held shares of at least $1 million and meets all other initial listing standards of The Nasdaq Capital Market (with the exception of the bid price requirement).  As of September 30, 2018, our shareholders’ deficiency was $5.2 million, and for the nine months ended September 30, 2018, and our net loss was $16.6 million, both below the alternative standards for compliance under Rule 5550(b). We intend to monitor closely the closing bid price of our ordinary shares and our MVLS and to consider plans for regaining compliance with Rules 5550(a) and 5550(b), which may include implementing additional capital raises. While we plan to review all available options, there can be no assurance that we will be able to regain compliance with the applicable rules.

If we do not regain compliance with Rule 5550(b) by April 24, 2019, or if we regain compliance with Rule 5550(b) by April 24, 2019 but fail to regain compliance with Rule 5550(a) during that rule’s applicable cure period, Nasdaq will notify us that our ordinary shares are subject to delisting. We would then be permitted to appeal any delisting determination to a Nasdaq Hearings Panel. Our ordinary shares would remain listed on The Nasdaq Capital Market pending the panel’s decision after the hearing. If we do not appeal the delisting determination or do not succeed in such an appeal, we may list our ordinary shares on an over-the-counter exchange. Any such delisting determination could seriously decrease or eliminate the value of an investment in our ordinary shares and other securities linked to our ordinary shares. While a listing on an over-the-counter exchange could maintain some degree of a market in our ordinary shares, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our ordinary shares; reduced liquidity with respect to and decreased trading prices of our ordinary shares; a determination that our ordinary shares are penny stock under SEC rules, subjecting brokers trading our ordinary shares to more stringent rules on disclosure and the class of investors to which the broker may sell the ordinary shares; limited news and analyst coverage for our Company, in part due to the penny stock rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large shareholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our ordinary shares.

Following the dismissal of several securities class lawsuits against us, we are currently subject to one securities class action lawsuit against us, which may result in an adverse outcome.

Between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired our ordinary shares pursuant and/or traceable to our registration statement on Form F-1 (File No. 333-197344) used in connection with our IPO, were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. As of November 7, 2018, the California state and federal cases and the case in Massachusetts Superior Court have been dismissed with no further right to appeal, and the case in the United States District Court for the District of Massachusetts has been partially dismissed. The actions involved or involve claims under various sections of the Securities Act, against us, certain of our current and former directors and officers, the underwriters of our IPO and certain other defendants.

The remaining action, which was commenced in the United States District Court for the District of Massachusetts, or the District Court, and alleges violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, was partially dismissed on August 23, 2018. The District Court granted the motion to dismiss the claims under Sections 11 and 15 of the Securities Act, finding that the plaintiff failed to plead a false or misleading statement in the IPO registration statement. The District Court did not address the claims under Sections 10(b) and 20(a) of the Exchange Act because, as a result of the dismissal of the claims under the Securities Act, the lead plaintiff lacked standing to pursue those claims. Because the action in the District Court was styled as a class action, the District Court permitted the plaintiff to file a supplemental memorandum concerning standing or a motion to appoint a substitute or supplemental plaintiff. For more information, see Recent Developments-Securities Litigation Update.

We are generally required, to the extent permitted by Israeli law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. We also have certain contractual indemnification obligations to the underwriters of our IPO regarding the securities class action lawsuits. While a certain amount of insurance coverage is available for expenses or losses associated with these lawsuits, this coverage may not be sufficient. Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the remaining lawsuit; therefore, no litigation reserve has been recorded in our consolidated balance sheets. Although we plan to defend against the remaining lawsuit vigorously, there can be no assurances that a favorable final outcome will be obtained. This lawsuit or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a materially adverse impact on our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
10.1
Waiver, dated September 3, 2018, between the Company and Kreos Capital V (Expert Fund) Limited (incorporated by reference to Exhibit 10.38 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).

10.2
2014 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement for Israeli non-employee directors, employees and executives (incorporated by reference to Exhibit 10.20.1 to the Company’s registration statement on Form S-1 (File No. 333-227852, filed with the SEC on October 15, 2018).**

10.3
2014 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement between the Company and Jeffrey Dykan, as director (incorporated by reference to Exhibit 10.20.2 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).**

10.4
2014 Incentive Compensation Plan New Form of Restricted Share Unit Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).**

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

ReWalk Robotics Ltd.

Date: November 8, 2018	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: November 8, 2018	By:	/s/ Ori Gon
Ori Gon
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)