Form 10-Q
period 2019-03-31
ReWalk Robotics Ltd.
filed 2019-05-08
CIK 1607962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 001-36612

ReWalk Robotics Ltd.

(Exact name of registrant as specified in charter)

Israel	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3 Hatnufa Street, Floor 6, Yokneam Ilit, Israel	2069203
(Address of principal executive offices)	(Zip Code)

Title of each class	Name of exchange on which registered	Trading symbol
Ordinary shares, par value $0.25	Nasdaq Capital Market	RWLK

+972.4.959.0123

Registrant’s telephone number, including area code

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of May 8, 2019 the Registrant had outstanding 4,517,566 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

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

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,862	$9,546
Trade receivable, net	1,092	758
Prepaid expenses and other current assets	982	693
Inventories	2,478	2,240
Total current assets	13,414	13,237

LONG-TERM ASSETS

Restricted cash and other long term assets	1,096	1,099
Operating lease right-of-use assets	1,994	—
Property and equipment, net	532	626
Total long-term assets	3,622	1,725
Total assets	$17,036	$14,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long term loan	$2,587	$1,722
Current maturities of operating leases	647	—
Trade payables	2,756	2,328
Employees and payroll accruals	594	650
Deferred revenues	214	237
Other current liabilities	473	445
Total current liabilities	7,271	5,382

LONG-TERM LIABILITIES
Long term loan, net of current maturities	5,699	6,965
Deferred revenues	429	431
Non-current operating leases	1,496	—
Other long-term liabilities	86	239
Total long-term liabilities	7,710	7,635

Total liabilities	14,981	13,017

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 10,000,000 shares at December 31, 2018 and March 31, 2019; Issued and outstanding: 3,695,174 and 2,813,087 shares at March 31, 2019 and December 31, 2018, respectively (1)	253	193
Additional paid-in capital	158,720	154,670
Accumulated deficit	(156,918)	(152,918)
Total shareholders’ equity	2,055	1,945
Total liabilities and shareholders’ equity	$17,036	$14,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Reflects our one-for-twenty-five reverse share split that became effective on April 1, 2019. See Note 7a to the condensed consolidated financial statements

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues	$1,581	$1,579
Cost of revenues	655	897

Gross profit	926	682

Operating expenses:
Research and development, net	1,414	2,151
Sales and marketing	1,587	2,336
General and administrative	1,500	2,037

Total operating expenses	4,501	6,524

Operating loss	(3,575)	(5,842)
Financial expenses, net	418	485

Loss before income taxes	(3,993)	(6,327)
Income taxes	7	—

Net loss	$(4,000)	$(6,327)

Net loss per ordinary share, basic and diluted	$(1.25)	$(5.26)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	3,211,386	1,201,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

(In thousands, except share data)

	Ordinary Share			Receivables on account	Additional paid-in	Accumulated	Total shareholders’ equity
	Number	Amount		of shares	capital	deficit	(deficiency)
Balance as of December 31, 2017	1,200,146	84		—	134,843	(131,220)	3,707
Cumulative effect to accumulated deficit from adoption of a new accounting standard	—	—		—	—	(23)	(23)
Share-based compensation to employees and non-employees	—	—		—	796	—	796
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	4,695	*	)	—	—	—	—
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $50	15,576	2		(42)	388	—	348
Net loss	—	—		—	—	(6,327)	(6,327)
Balance as of March 31, 2018	1,220,417	86		(42)	136,027	(137,570)	(1,499)

Balance as of December 31, 2018	2,813,087	193		—	154,670	(152,918)	1,945
Share-based compensation to employees and non-employees	—	—		—	319	—	319
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	2,206	*	)	—	—	—	—
Issuance of ordinary shares in “best efforts” offering, net of issuance expenses in the amount of $686 (1)	760,000	52		—	3,632	—	3,684
Exercise of pre-funded warrants and warrants (1)	119,881	8		—	99	—	107
Net loss	—	—		—	—	(4,000)	(4,000)
Balance as of March 31, 2019	3,695,174	253		—	158,720	(156,918)	2,055

*)	Represents an amount lower than $1.
(1)	See Note 7f to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,000)	$(6,327)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	94	113
Share-based compensation to employees and non-employees	319	796
Deferred taxes	(36)	(14)
Changes in assets and liabilities:
Trade receivables, net	(334)	(433)
Prepaid expenses, operating lease right-of-use assets and other assets	(240)	180
Inventories	(238)	134
Trade payables	238	409
Employees and payroll accruals	(56)	54
Deferred revenues and advances from customers	(25)	74
Other liabilities	25	(12)
Net cash used in operating activities	(4,253)	(5,026)

Cash flows from financing activities:
Repayment of long term loan	(401)	(1,115)
Issuance of ordinary shares in at-the-market offering, net of issuance expenses paid in the amount of $12 (1)	—	386
Issuance of ordinary shares in “best efforts” offering, net of issuance expenses in the amount of $496 (1)	3,874	—
Exercise of pre-funded warrants and warrants (2)	107	—
Net cash provided by (used in) financing activities	3,580	(729)
Decrease in cash, cash equivalents, and restricted cash	(673)	(5,755)
Cash, cash equivalents, and restricted cash at beginning of period	10,347	15,423
Cash, cash equivalents, and restricted cash at end of period	$9,674	$9,668
Supplemental disclosures of non-cash flow information
Proceeds on account of ordinary shares in at-the-market offering not yet received	$—	$(42)
At-the-market offering expenses not yet paid	$—	$38
Investing agreement issuance cost not yet paid (1)	$—	$615
“Best efforts” offering issuance cost not yet paid (1)	$189	$—
Classification of inventory to property and equipment, net	$—	$29
Initial recognition of operating lease right-of-use assets	$2,099	$—
Initial recognition of operating lease liabilities	$(2,249)	$—
Supplemental cash flow information:
Cash and cash equivalents	$8,862	$8,818
Restricted cash included in other long term assets	812	850
Total Cash, cash equivalents, and restricted cash	$9,674	$9,668

(1)	See Note 7f to the condensed consolidated financial statements.
(2)	See Note 7b to the condensed consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:-	GENERAL

a.	ReWalk Robotics Ltd. (“RRL”, and together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Israel on June 20, 2001 and commenced operations on the same date.

b.	RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics Inc. (“RRI”) incorporated under the laws of Delaware on February 15, 2012 and (ii) ReWalk Robotics GMBH. (“RRG”) incorporated under the laws of Germany on January 14, 2013.

c.	The Company is designing, developing and commercializing the ReWalk system, an innovative exoskeleton that allows wheelchair-bound persons with mobility impairments or other medical conditions to stand and walk once again. The ReWalk system consists of a light wearable brace support suit which integrates motors at the joints, rechargeable batteries, an array of sensors and a computer-based control system to power knee and hip movement. There are currently two types of ReWalk products: ReWalk Personal and ReWalk Rehabilitation. ReWalk Personal is designed for everyday use by individuals at home and in their communities and is custom-fitted for each user. ReWalk Rehabilitation is designed for the clinical rehabilitation environment where it provides individuals access to valuable exercise and therapy. It also enables individuals to evaluate their capacity for using ReWalk Personal system in the future.

d.	On March 27, 2019, the Board of Directors of the Company authorized a reverse share split of the Company’s issued and outstanding common shares at a ratio of 1-for-25, which became effective on April 1, 2019. At the effective time, every twenty-five shares of the Company’s common shares that were issued and outstanding were automatically combined into one issued and outstanding share, the par value per share of the ordinary shares changed to NIS 0.25. All authorized, issued and outstanding share and per share amounts contained in the accompanying Condensed Consolidated Financial Statements have been adjusted to reflect this reverse share split for all prior periods presented. All share and per share data included in these condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

e.	In February 2019, the Company entered into an exclusive placement agent agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), on a reasonable best-efforts basis in connection with a public offering of 760,000 ordinary shares at a price of $5.75 per share.

The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts and expenses, were $4.37 million. The Company also issued to H.C. Wainwright and/or its designees warrants to purchase up to 45,600 ordinary shares, which are immediately exercisable starting on February 25, 2019 until February 21, 2024 at $7.1875 per share.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f.	The Company has an accumulated deficit in the total amount of approximately $157 million as of March 31, 2019 and negative cash flow from operations of $4.3 million, and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, issuances under the Company’s ATM Offering Program, and other future issuances of equity and debt securities, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company requires more funds than anticipated during the next 12 months or in later periods.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The condensed consolidated financial statements for the three months ended March 31, 2019 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2:-	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s (i) consolidated financial position as of March 31, 2019, (ii) consolidated results of operations for the three months ended March 31, 2019 and (iii) consolidated cash flows for the three months ended March 31, 2019. The results for the three months periods ended March 31, 2019, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Revenue Recognition

The Company generates revenues from sales of products. The Company sells its products directly to end customers and through distributors. The Company sells its products to private individuals (who finance the purchases by themselves, through fundraising or reimbursement coverage from insurance companies), rehabilitation facilities and distributors.

Disaggregation of Revenues

	Three Months Ended March 31,
	2019	2018
Units placed	$1,474	$1,528
Spare parts and warranties	107	51
Total Revenues	$1,581	$1,579

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Units placed includes revenue from sales of a ReWalk Personal or ReWalk Rehabilitation. We also offer a rent-to-purchase model in which we recognize revenue according to the agreed rental monthly fee. For units placed, we transfer control and recognize a sale when title has passed to our customer and rental revenue is recognized ratably according to the agreed rental monthly fee. Each unit placed is considered an independent, unbundled performance obligation.

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

Contract balances

	March 31,	December 31,
	2019	2018
Trade receivable, net (1)	$1,092	$758
Deferred revenues (1) (2)	$643	$668
(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	$137 thousand of December 31, 2018 deferred revenues balance were recognized as revenues during the three months ended March 31, 2019.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

The Company’s unfilled performance obligations as of March 31, 2019 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $859 thousand, which is fulfilled over one to five years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

b.	New Accounting Pronouncements

Recently Implemented Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update, or ASU, No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Prior to our adoption of ASU 2016-02, when our lease agreements contained rent payment relief and rent escalation clauses, we recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. Operating leases are recognized on the balance sheet as right-of-use assets, current maturities of operating leases and noncurrent operating lease liabilities.

The Company used the modified retrospective transition method, under which we applied the standard as a cumulative effect adjustment to each lease that had commenced as of the beginning of January 1, 2019 and did not apply the standard to comparative historical periods. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance, which among other things, allowed the Company to carry forward the historical lease classification. The Company has elected, as of the adoption date, not to reassess whether expired or existing contracts contain leases under the new definition of a lease, not to reassess the lease classification for expired or existing leases, and not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes the lease expense for such leases on a straight-line basis in the statement of operations over the lease term. As a result, the Company no longer recognizes deferred rent on the balance sheet.

Upon adoption of this standard on January 1, 2019, the Company recorded right–of–use assets and corresponding lease liabilities of $2,099 and $2,249, respectively. As of March 31, 2019, the right–of–use assets and corresponding lease liabilities in the Company’s condensed consolidated balance sheets were $1,994 and $2,143, respectively. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or cash flows. See also note 5b - Lease commitment.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	March 31,	December 31,
	2019	2018
Customer A	21%	*	)
Customer B	19%	*	)
Customer C	10%	*	)
Customer D	10%	*	)
Customer E	10%	*	)
Customer F	10%	*	)
Customer G	* )	28%
Customer H	* )	15%
Customer I	* )	14%
Customer J	10%	13%
Customer K	* )	12%

*)	Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of March 31, 2019 and December 31, 2018 trade receivables are presented net of allowance for doubtful accounts in the amount of $31 thousand and $32 thousand, respectively, and net of sales return reserve of $86 thousand and $105 thousand as of March 31, 2019 and December 31, 2018, respectively.

d.	Warranty provision

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

US Dollars in thousands
Balance at December 31, 2018	$304
Provision	88
Usage	(103)
Balance at March 31, 2019	$289

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:-	INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Finished products	$2,086	$2,240
Raw materials	392	—
	$2,478	$2,240

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer. Purchase obligations do not include contracts that may be canceled without penalty. As of March 31, 2019, non-cancelable outstanding obligations amounted to approximately $323 thousand.

b.	Operating lease commitment:

(i)	The Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2019 and 2023. A portion of our facilities leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)	RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2019 and 2022. A subset of our cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $45 thousand as of March 31, 2019.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2019 are as follows (in thousands):

2019	$524
2020	638
2021	613
2022	566
2023	439
Total lease payments	2,780
Less: imputed interest	(637)
Present value of future lease payments	2,143
Less: current maturities of operating leases	(647)
Non-current operating leases	$1,496

Weighted-average remaining lease term (in years)	3.84
Weighted-average discount rate	12.51%

Lease expense under the Company’s operating leases was $178 and $186 for the three months ended March 31, 2019 and 2018, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (the “IIA”) and Israel-U.S. Binational Industrial Research and Development Foundation (the “BIRD”). Since the Company’s inception through March 31, 2019, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty bearing grants (as of March 31, 2019, the Company paid royalties to the IIA in the total amount of $50 thousand), while a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after our initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required. The Company was obligated to pay royalties to BIRD amounting to 5% of the sales of the products and other related revenues generated from such projects, up to 150% of the grants received.

Additionally, the Harvard License Agreement requires the Company to pay Harvard royalties on net sales, See note 6 below for more information about the Collaboration Agreement and the License Agreement.

During the three months ended March 31, 2019, $3 thousand was recorded as royalties expenses in cost of revenues. No royalties expenses were recorded during the three months ended March 31, 2018.

As of March 31, 2019, the contingent liability to the IIA amounted to $1.5 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

As discussed in Note 6 to the Company’s audited consolidated financial statements in its annual report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”), the Company is party to a loan agreement, as amended (the “Loan Agreement”), with Kreos Capital V (Expert Fund) Limited (“Kreos”), pursuant to which Kreos extended a $20 million line of credit to the Company. In connection with the Loan Agreement, the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

The Company’s other long-term assets in the amount of $812 thousand have been pledged to third parties as a security in respect to lease agreements. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

As set forth below, between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired the Company’s ordinary shares pursuant and/or traceable to the registration statement on Form F-1 (File No. 333-197344) used in connection with the Company’s initial public offering (the “IPO”), were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. As of November 14, 2018, seven have been dismissed and one has been partially dismissed. The actions involved or involve claims under various sections of the Securities Act of 1933, as amended (the “Securities Act”) against the Company, certain of the Company’s current and former directors and officers, the underwriters of the IPO and certain other defendants.

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

The action commenced in the United States District Court for the District of Massachusetts (the “District Court”), alleging violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was partially dismissed on August 23, 2018. In particular, the District Court granted the motion to dismiss the claims under Sections 11 and 15 of the Securities Act, finding that the plaintiff failed to plead a false or misleading statement in the IPO registration statement. The District Court did not address the claims under Sections 10(b) and 20(a) of the Exchange Act because, as a result of the dismissal of the claims under the Securities Act, the lead plaintiff lacked standing to pursue those claims. Because the action in the District Court was styled as a class action, the District Court permitted the plaintiff to file a supplemental memorandum concerning standing or a motion to appoint a substitute or supplemental plaintiff. On September 10, 2018, the plaintiff sought leave to amend his complaint to add a new plaintiff that purportedly has standing to pursue Exchange Act claims, and the Company opposed the motion to amend on September 24, 2018.

Based on information currently available and the current stage of the litigation, we are unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the remaining lawsuit in the District Court; therefore, no litigation reserve has been recorded in our condensed consolidated balance sheets as of March 31, 2019. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times if and when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:-	RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

On May 16, 2016, the Company entered into a Research Collaboration Agreement and an Exclusive License Agreement with Harvard. The Research Collaboration Agreement was amended on May 1, 2017 and April 1, 2018 (as amended, the “Collaboration Agreement”), and the Exclusive License Agreement was amended on April 1, 2018 (as amended, the “License Agreement”), to extend the term of the Collaboration Agreement by one year to May 16, 2022 and reallocate the Company’s quarterly installment payments to Harvard through such date, and to make certain technical changes.

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

The Harvard License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of March 31, 2019, the company achieved the first milestone. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company’s total payment obligation under the Collaboration Agreement and the Harvard License Agreement is $6.6 million, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expenses in the amount of $243 thousand which is part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three months ended March 31, 2019. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

NOTE 7:-	SHAREHOLDERS’ EQUITY

a.	Reverse share split:

On March 27, 2019, the Company’s shareholders approved (i) a reverse share split within a range of 1:8 to 1:32, to be effective at the ratio and on a date to be determined by the Board of Directors, and (ii) amendments to the Company’s Articles of Association authorizing an increase in the Company’s authorized share capital (and corresponding authorized number of ordinary shares, proportionally adjusting such number for the reverse share split) by up to NIS 17.5 million. Following the shareholder approval, an authorized committee of the Board of Directors of the Company approved a one-for-twenty-five reverse share split of the Company’s ordinary shares, and the Company filed the Third Amended and Restated Articles of Association of the Company with the Registrar of Companies of the State of Israel to effect the reverse share split and to increase the Company’s authorized share capital after the effect of the reverse share split. The reverse share split became effective on April 1, 2019. Additionally, effective at the same time, the total number of ordinary shares the Company is authorized to issue changed from 250,000,000 shares to 60,000,000 shares, the par value per share of the ordinary shares changed to NIS 0.25 and the authorized share capital of the Company changed from NIS 2,500,000 to NIS 15,000,000. All share and per share data included in these condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Upon the effectiveness of the reverse share split, every twenty-five shares were automatically combined and converted into one ordinary share. Appropriate adjustments were also made to all outstanding derivative securities of the Company, including all outstanding equity awards and warrants.

No fractional shares were issued in connection with the reverse share split. Instead, all fractional shares (including shares underlying outstanding equity awards and warrants) were rounded down to the nearest whole number.

b.	Share option plans:

As of March 31, 2019, and December 31, 2018, the Company had reserved 39,539 and 52,298 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company’s 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

The fair value for options granted during the three months ended March 31, 2018 and March 31, 2019 was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Expected volatility	57.5%	61.12%
Risk-free rate	2.22%	2.74%
Dividend yield	—%	—%
Expected term (in years)	6.11	6.11
Share price	$5.37	$28.75

The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant.

A summary of employee share options activity during the three months ended March 31, 2019 is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the period	72,655	$47.70	6.37	$114
Granted	12,425	5.37
Exercised	—	—
Forfeited	—	—
Options outstanding at the end of the period	85,080	$41.52	6.68	$341

Options exercisable at the end of the period	42,820	$59.12	4.14	$—

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employee RSUs activity during the three months ended March 31, 2019 is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs at the beginning of the period	26,093	$48.78
Granted	39,757	6.30
Vested	(2,206)	45.66
Forfeited	(543)	52.47
Unvested RSUs at the end of the period	63,101	$22.09

The weighted average grant date fair value of options granted during the three months ended March 31, 2019 and 2018 were $6.3 and $27.23, respectively. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2019 and 2018 were $5.37 and $28.75, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the three months ended March 31, 2019 and March 31, 2018. As of March 31, 2019, there were $1.77 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s 2012 Equity Incentive Plan and its 2014 Plan. This cost is expected to be recognized over a period of approximately 2.22 years.

The number of options and RSUs outstanding as of March 31, 2019 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of March 31, 2019	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of March 31, 2019	Weighted average remaining contractual life (years) (1)
RSUs only	63,101	—	—	—
$5.37	12,425	10.00	—	—
$20.42 - $25.5	1,189	4.35	789	1.79
$26.88 - $33.75	38,959	7.11	13,932	3.58
$37.14 - $38.75	13,044	4.77	12,919	4.73
$50 - $52.5	15,534	4.73	11,373	3.46
$182.5 - $200	1,675	6.59	1,568	6.59
$217.5 - $274.5	1,563	7.13	1,548	7.13
$519.25 - $524.25	691	5.72	691	5.72
	148,181	6.68	42,820	4.14

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based awards to non-employee consultants:

As of March 31, 2019, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2019:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.5	4,771	See footnote (1)
November 1, 2016 (2)	97,496	$118.75	97,496	November 1, 2021
December 28, 2016 (3)	1,908	$7.5	1,908	See footnote (1)
November 20, 2018 (4)	1,767,710	$7.5	1,767,710	November 20, 2023
November 20, 2018 (5)	106,680	$9.375	106,680	November 15, 2023
November 20, 2018 (6)	288,000	$0.25	288,000	November 20, 2023
February 25, 2019 (7)	45,600	$7.1875	45,600	February 21, 2024
	2,312,165		2,312,165

(1)	Represents warrants for ordinary shares issuable upon an exercise price of $7.5 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of March 31, 2019.

(2)	Represents warrants issued as part of our follow-on offering in November 2016. At any time, the board of directors may reduce the exercise price of the warrants to any amount and for any period of time it deems appropriate.

(3)	Represents common warrants that were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 1 for exercisability terms.

(4)	Represents common warrants that were issued as part of our follow-on offering in November 2018. As of March 31, 2019, warrants to purchase an aggregate 10,666 ordinary shares had been exercised.

(5)	Represents common warrants that were issued to the underwriters as compensation for their role in our follow-on offering in November 2018.

(6)	Represents pre-funded warrants that were issued as part of our follow-on offering in November 2018. As of March 31, 2019, pre-funded warrants to purchase an aggregate 762,372 ordinary shares had been exercised.

(7)	Represents warrants that were issued to the exclusive placement agent and its designees as compensation for their role in our follow-on offering in February 2019.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$4	$4
Research and development, net	61	114
Sales and marketing	72	155
General and administrative	182	523
Total	$319	$796

f.	Equity raise:

1.	At-the-market offering program:

On May 10, 2016, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray, pursuant to which it may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25 million, through Piper Jaffray acting as its agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on the Company’s behalf all of the ordinary shares requested to be sold by the Company, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Sales may be made under the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2016 (the “Form S-3”), in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “ATM Offering Program”). Sales may be made directly on or through the NASDAQ Capital Market, the existing trading market for the Company’s ordinary shares, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Piper Jaffray is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares. The Company is not required to sell any of its ordinary shares at any time.

We temporarily suspended use of the ATM Offering Program on February 20, 2019 to facilitate our February 2019 “best efforts” public offering. From the inception of the ATM Offering Program in May 2016 until March 31, 2019, the Company had sold 302,092 ordinary shares under the ATM Offering Program for gross proceeds of $15.7 million and net proceeds to the Company of $14.5 million (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation for the fixed commission rate of 3.0% in the aggregated amount of $471 thousand and had incurred total expenses of approximately $1,171 thousand in connection with the ATM Offering Program.

2.	Follow-on offerings

In November 2018, the Company entered into an underwriting agreement with H.C. Wainwright, in connection with the Company’s follow-on public offering of 496,040 units, each consisting of one ordinary share and one common warrant to purchase one ordinary share with an exercise price of $7.5 per warrant. Each unit was sold to the public at a price of $7.50 per unit. On November 18, 2018, H.C. Wainwright exercised in full its option to purchase 231,964 ordinary shares for $7.25 per share and/or common warrants to purchase up to an additional 231,964 ordinary shares for $0.25 per warrant.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, the company issued and sold 1,050,372 pre-funded units at a price to the public of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share with an exercise price of $7.50 per warrant. The total gross proceeds received from the November 2018 follow-on public offering, before deducting commissions, discounts and expenses, were $13.1 million (including proceeds from the exercise of 90,691 pre-funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the three months ended March 31, 2019 additional pre-funded warrants and warrants to purchase an aggregate 119,881 ordinary shares had been exercised, for additional proceeds of $107,303. As compensation for their role in the offering, the Company also issued to the Underwriters warrants to purchase up to 106,680 ordinary shares, which became immediately exercisable starting on November 20, 2018 until November 15, 2023 at $9.375 per share.

In February 2019, the Company entered into an exclusive placement agent agreement with H.C. Wainwright, on a reasonable best-efforts basis in connection with a public offering of 760,000 ordinary shares at a price of $5.75 per share.

The total gross proceeds received from the February 2019 follow-on public offering, before deducting commissions, discounts and expenses, were $4.37 million. The Company also issued to H.C Wainwright and/or its designees warrants to purchase up to 45,600 ordinary shares, which are immediately exercisable starting on February 25, 2019 until February 21, 2024 at $7.1875 per share.

3.	Investment agreement

On March 6, 2018, the Company entered into an investment agreement with Timwell Corporation Limited, a Hong Kong corporation (“Timwell”), as amended on May 15, 2018 (the “Investment Agreement”), pursuant to which the Company agreed to issue to Timwell, in three different tranches, an aggregate of 640,000 ordinary shares in return for aggregate gross proceeds of $20 million. The closing of each tranche is subject to certain closing conditions. The closing of the first tranche (the “First Tranche Closing”) took place on May 15, 2018, upon which Timwell received 160,000 ordinary shares for an aggregate purchase price of $5,000,000, and Timwell and the Company signed a registration rights agreement in the form attached to the Investment Agreement. The net aggregate proceeds of the First Tranche Closing after deducting fees and other related expenses in the amount of approximately $705 thousands were approximately $4.3 million. The remaining investment is to occur in two tranches, including $10 million for the issuance to Timwell of 320,000 ordinary shares (the “Second Tranche”) and $5 million for the issuance to Timwell of 160,000 ordinary shares (the “Third Tranch”). The closing of the second and third tranches is subject to specified closing conditions, including, with respect to the second tranche, the signing of a license agreement and a supply agreement and the formation of the China JV (the “China JV”) based on the JV Framework Agreement, and, with respect to the third tranche, the successful production of certain ReWalk products by the China JV. The second tranche closing was initially expected to occur by July 1, 2018 and the third tranche closing was initially expected to occur by December 31, 2018 and no later than April 1, 2019.

In light of the positions taken by Timwell during the negotiations on definitive joint venture and license agreements, we no longer believe that agreement can be reached on the basis of the original understandings reflected in our Investment Agreement with Timwell. We are currently in discussion with RealCan, Timwell’s affiliate, on alternative pathways that will allow us to commercialize our products in China through RealCan and its affiliates, and also provide for RealCan or an affiliate to invest in us. Due to the various delays in the process and other barriers to closing we currently see a significant risk that we will not reach agreement with RealCan on a modification of the original agreement. As we continue to view China as a market with key opportunities for products designed for stroke patients, we are also evaluating potential relationships with other groups to penetrate the Chinese market.

In May 2018, the Company entered into a fee and release agreement with Canaccord Genuity LLC (“Canaccord Genuity”) requiring the Company to pay to Canaccord Genuity, in connection with a settlement, in addition to certain cash amounts, (i) $125 thousand in ordinary shares of the Company after the First Tranche Closing of the Timwell transaction and (ii) $225 thousand in ordinary shares of the Company after the closing of the Second Tranche of the Timwell transaction (or such lower amount if the Second Tranche Closing is less than $10.0 million). The price per share used for calculation of the number of ordinary shares issued by the Company to Canaccord Genuity is based on the volume weighted average price of the Company’s ordinary shares as reported on the Nasdaq Capital Market for the five consecutive trading days prior to the date of issuance. The Company is also obligated to pay $100 thousand in cash following the closing of the Third Tranche of $5.0 million (or such lower amount if the Third Tranche Closing is less than $5.0 million). Following the First Tranche Closing in May 15, 2018, the Company issued 4,715 ordinary shares to Canaccord Genuity.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8:-	FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Foreign currency transactions and other	$3	$(19)
Financial expenses related to loan agreement with Kreos	404	495
Bank commissions	11	9
	$418	$485

NOTE 9:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended March 31,
	2019	2018
Revenues based on customer’s location :
Israel	$—	$—
United States	497	1,178
Europe	1,079	341
Asia-Pacific	5	2
Latin America	—	58
Total revenues	$1,581	$1,579

	March 31,	December 31,
	2019	2018
Long-lived assets by geographic region (*):
Israel	$193	$206
United States	279	330
Germany	60	90
	$532	$626

(*)	Long-lived assets are comprised of property and equipment, net.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2019		2018
Major customer data as a percentage of total revenues:
Customer A	*	)	37.2%
Customer B	12.9%		*	)

*)	Less than 10%.

NOTE 10:-	SUBSEQUENT EVENTS

On March 27, 2019, the Board of Directors of the Company authorized a reverse share split of the Company’s issued and outstanding common shares at a ratio of 1-for-25, which became effective on April 1, 2019. At the effective time, every twenty-five shares of the Company’s common shares that were issued and outstanding were automatically combined into one issued and outstanding share and the par value per share of the ordinary shares changed to NIS 0.25. All authorized, issued and outstanding share and per share amounts contained in the accompanying condensed consolidated financial statements have been adjusted to reflect this reverse share split for all prior periods presented. All share and per share data included in these condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

On April 5, 2019, the Company closed a registered direct offering of the Company’s ordinary shares, par value NIS 0.25 per share, and a concurrent private placement of warrants to purchase ordinary shares, with H.C. Wainwright acting as placement agent. The Company signed a purchase agreement with certain institutional investors for the issuance and sale of 816,914 ordinary shares at $5.2025 per ordinary share and warrants to purchase up to 408,457 ordinary shares at an exercise price per share of $5.14, which became exercisable immediately and have a term of 5.5 years. The ordinary shares were offered pursuant to the Form S-3.

The Company also issued to the placement agent and/or its designees warrants to purchase 49,015 ordinary shares (equal to approximately 6% of the aggregate number of ordinary shares sold in the offering) at an exercise price of $6.503125 per share, which represents 125% of the offering price per share. The gross proceeds from the offering, before deducting placement agent fees and offering expenses, were approximately $4.25 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and with our audited consolidated financial statements included in our 2018 Form 10-K as filed with the SEC. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements” below.

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “quarterly report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in this section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

●	our ability to secure capital from equity and debt financings in light of limitations under any effective registration statement on Form S-3, the price range of our ordinary shares and conditions in the financial markets, and the risk that such financings may dilute our shareholders or restrict our business;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that its ordinary shares will be delisted if we cannot do so;

●	the risk of decreased liquidity in the market for our ordinary shares and a reduced market capitalization of the Company following the recently-effected reverse share split, and the risk of dilution following the recently-effected increase in authorized share capital;

●	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets, expand to new markets and achieve our planned expense reductions;

●	our management’s conclusion, and our independent registered public accounting firm’s statement in its opinion relating to our consolidated financial statements for the fiscal year ended December 31, 2018, that there is a substantial doubt as to our ability to continue as a going concern;

●	our ability to maintain and grow our reputation and the market acceptance of our products;

●	our ability to achieve reimbursement from third-party payors for our products;

●	our limited operating history and our ability to leverage our sales, marketing and training infrastructure;

●	our expectations as to our clinical research program and clinical results;

●	our ability to improve our products and develop new products;

●	our ability to repay our secured indebtedness;

●	the outcome of ongoing shareholder class action litigation relating to our initial public offering (“IPO”);

●	our compliance with medical device reporting regulations to report adverse events involving our products and the potential impact of such adverse events on ReWalk’s ability to market and sell its products;

●	our ability to gain and maintain regulatory approvals;

●	our expectations as to the results of the Food and Drug Administration’s (“FDA”), potential regulatory developments with respect to our mandatory 522 postmarket surveillance study;

●	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

●	the risk of a cybersecurity attack or breach of our IT systems significantly disrupting our business operations;

●	our ability to use effectively the proceeds of our offerings of securities;

●	our ability to establish a pathway to commercialize our products in China;

●	the risk of substantial dilution resulting from the periodic issuances of our ordinary shares;

●	our ability to maintain relationships with existing customers and develop relationships with new customers; and

●	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company.

The preceding list is not intended to be an exhaustive list of all of our statements. The statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements. In particular, you should consider the risks provided under “Part 1, Item 1A. Risk Factors” of our 2018 Form 10-K, and in other reports filed by us with the SEC.

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

Overview

We are an innovative medical device company that is designing, developing and commercializing robotic exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. We have developed and are continuing to commercialize ReWalk, an exoskeleton designed for individuals with paraplegia that uses our patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. Additionally, we are developing and intend to commercialize a lightweight soft suit exoskeleton, designed to support mobility  and/or therapy for individuals suffering from other lower limb disabilities such as stroke, multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance.

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as ReWalk, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the Veterans’ Administration, or the VA, issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of March 31, 2019, we had placed 19 units as part of the VA policy.

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

We have incurred net losses and negative cash flow from operations since inception and anticipate this to continue in the near term. In 2019, we will continue to evaluate spending to reduce where possible while continuing to focus resources on regulatory activities to obtain clearance for the ReStore device in the United States and Europe, activities to commercialize the Restore device for stroke patients later in the second quarter or by the third quarter of 2019 and our ReWalk Personal device, achieving additional commercial reimbursement coverage decisions for our ReWalk Personal device, and activities related to our FDA 522 postmarket study.

First Quarter 2019 and Subsequent Period Business Highlights

●	Total revenue for the first quarter of 2019 was $1.6 million;

●	Gross margin improved to 59% in the first quarter of 2019, compared to 43% in the prior year quarter;

●	14 units were placed during the first quarter of 2019;

●	Sales for the first quarter 2019 in Europe remain strong with $1.1 million, 10 units placed, and five previously rented units were converted to purchases;

●	Cigna, a leading global health service company, is revising its policy regarding coverage of exoskeleton medical devices for persons with spinal cord injury and is now reviewing beneficiaries’ submissions on a case-by-case basis;

●	Company is on track with its plan to launch ReStore in the United States and Europe in late Q2 or Q3 2019, pending receipt of CE mark and FDA clearance;

●	Raised $8.6 million in gross proceeds in two separate fundraising events;

●	Regained compliance with Nasdaq listing requirements following fundraising activities and a 1 for 25 reverse split.

Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018

Our operating results for the three months ended March 31, 2019, as compared to the same period in 2018, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended March 31,
Statements of Operations Data:	2019	2018
Revenues	$1,581	$1,579
Cost of revenues	655	897

Gross profit	926	682

Operating expenses:
Research and development, net	1,414	2,151
Sales and marketing	1,587	2,336
General and administrative	1,500	2,037

Total operating expenses	4,501	6,524

Operating loss	(3,575)	(5,842)
Financial expenses, net	418	485

Loss before income taxes	(3,993)	(6,327)
Income taxes	7	—

Net loss	$(4,000)	$(6,327)

Net loss per ordinary share, basic and diluted (1)	$(1.25)	$(5.26)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	3,211,386	1,201,967

(1)	Reflects our one-for-twenty-five reverse share split that became effective on April 1, 2019. All share and per share data below give retroactive effect to the reverse stock split for all periods presented.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

Our revenues for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except unit amounts)
Personal units placed	14	22
Rehabilitation units placed	—	1
Total units placed	14	23
Personal unit revenues	$1,546	$1,499
Rehabilitation unit revenues	—	80
Other revenues	35	—
Revenues	$1,581	$1,579

Revenues remained flat at 1.6 million. Other revenues are associated with a payment for usage of our ReStore clinical trial units in a follow up study.

In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the Restore device to rehabilitation institutes.

Gross Profit

Our gross profit for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Gross profit	$926	$682

Gross profit was 59% of revenue for the three months ended March 31, 2019 compared to 43% for the three months ended March 31, 2018. The increase in gross profit for the three months ended March 31, 2019 was mainly driven by an higher average selling price due to change in sales mix.

We expect our gross profit to remain at current levels and potentially improve as we increase our sales volumes and decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we expect upon launch of our new ReStore device and an increase in the cost of product parts.

Research and Development Expenses

Our research and development expenses, net, for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expenses, net	$1,414	$2,151

Research and development expenses, net, decreased $737 thousand, or 34%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease is attributable to decreased costs associated with the development and clinical study costs of our ReStore soft suit exoskeleton.

We intend to focus our research and development expenses in the near term primarily on the Restore system for stroke patients and in the longer term on a “soft suit” exoskeleton for additional indications affecting the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance and the next generation of our current ReWalk device.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Sales and marketing expenses	$1,587	$2,336

Sales and marketing expenses decreased $749 thousand, or 32%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, driven by lower personnel and personnel-related costs and consulting expenses as result of our cost reduction efforts.

In the near term our sales and marketing expenses are expected to be driven by our efforts to commercialize the ReStore device and to increase reimbursement of the ReWalk Personal device, as we continue to pursue insurance claims on a case-by-case basis and invest in efforts to expand coverage.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
General and administrative	$1,500	$2,037

General and administrative expenses decreased $537 thousand, or 26%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, driven by cash and non-cash compensation recorded in the three months ended March 31, 2018 related to severance accrual for the Company’s former chief financial officer.

Financial Expenses, Net

Our financial expenses, net, for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Financial expenses, net	$418	$485

Financial expenses, net, decreased $67 thousand, or 14%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, mainly due to less interest expenses attributable to the Loan Agreement with Kreos.

Income Taxes

Our income tax for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Income taxes	$7	$—

Income taxes increased $7 thousand for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, judgments and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. See Note 2 to our audited consolidated financial statements included in our 2018 Form 10-K for a description of the significant accounting policies that we used to prepare our consolidated financial statements.

There have been no material changes to our critical accounting policies or our critical judgments from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our 2018 Form 10-K except for the updates provided in note 3 of our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report.

Recent Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report for information regarding new accounting pronouncements.

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of certain of our equity securities and convertible notes to investors in private placements, the sale of our ordinary shares in public offerings and the incurrence of bank debt.

As of March 31, 2019, the Company had cash and cash equivalents of $8.9 million. The Company has an accumulated deficit in the total amount of approximately $157 million as of March 31, 2019 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

We previously considered the Investment Agreement with Timwell as a potential source of ongoing liquidity. We no longer believe that we can reach an agreement with Timwell to close the remaining $15.0 million of issuances on the basis of the original understandings reflected in our Investment Agreement and currently see a significant risk that we will not reach agreement with Timwell or RealCan on a modification of the original agreement. For more information, see “Timwell Private Placement” below.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements for the three months ended March 31, 2019 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities and broadening third-party payor coverage, and (ii) research and development costs related to, in the shorter term, our Restore device that will assist patients who had stroke, and, in the longer term, developing our next generation of ReWalk with design improvements and building upon our technological platform to address new medical indications that affect the ability to walk including cerebral palsy, Parkinson’s disease and elderly assistance. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern.” in our 2018 Form 10-K.

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

On December 30, 2015, we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20 million. On January 4, 2016, we drew down $12.0 million under the Loan Agreement. Under the terms of the Loan Agreement we were entitled to draw down up to an additional $8.0 million until December 31, 2016, if we raised $10.0 million or more in the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) by December 31, 2016. On December 28, 2016, we drew down the remaining $8.0 million available under the Loan Agreement. Interest is payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. As of June 30, 2017, the Company raised more than $20 million in connection with the issuance of its share capital and therefore, in accordance with the terms of the Loan Agreement, the repayment period was extended from 24 months to 36 months. The principal was also reduced in connection with the issuance to Kreos on June 9, 2017 of a $3.0 million secured convertible promissory note (the “Kreos Convertible Note”). Pursuant to the Loan Agreement, we paid Kreos a transaction fee equal to 1.0% of the total available amount of the line of credit upon the execution of the agreement and we will be required to pay Kreos an “end of loan payment” equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including certain intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

In connection with the $12.0 million drawdown under the Loan Agreement, we issued to Kreos the warrant to purchase up to 4,771 of our ordinary shares at an exercise price of $241 per share, which represented the average of the closing prices of our ordinary shares for the 30-day calendar period prior to the date of the issuance of the warrant, subject to adjustment as set forth in the warrant. In connection with the $8.0 million drawdown under the Loan Agreement on December 28, 2016, we increased the amount of the warrant from $1.15 million to $1.61 million, or by $460 thousand, such that the warrant represents the right to purchase up to 6,679 of our ordinary shares. The increase was based on the terms of the warrant, which provide that the amount of the warrant will be increased by 5.75% of any additional drawdowns. Subject to the terms of the warrant, the warrant is exercisable, in whole or in part, at any time prior to the earlier of (i) December 30, 2025, or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly- owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

On June 9, 2017, the Company and Kreos entered into the First Amendment to the Loan Agreement (the “First Amendment”). As of that date the outstanding principal amount under the Loan Agreement was $17.2 million. Under the First Amendment, $3.0 million of the outstanding principal under the Loan Agreement is subject to repayment pursuant to the senior secured Kreos Convertible Note issued on June 9, 2017, thus reducing the outstanding principal amount under the Loan Agreement to $14.2 million as of June 9, 2017. This amended outstanding principal amount remains subject to repayment in accordance with the terms and conditions of the Loan Agreement and an amended repayment schedule. Interest on the Kreos Convertible Note is payable monthly in arrears at a rate of 10.75% per year.

Kreos may convert the then-outstanding principal and “end of loan payments” under the Kreos Convertible Note, in whole or in part, on one or more occasions, into up to 100,946 ordinary shares, at a conversion price per share equal to $31.7 per share (subject to customary anti-dilution adjustments) at any time until the earlier of (i) the maturity date of June 9, 2020 or (ii) a “Change of Control,” as defined in the Loan Agreement.

On November 20, 2018, the Company and Kreos entered into the Second Amendment to the Loan Agreement (the “Second Amendment”). In the Second Amendment, the Company agreed to repay $3.6 million to Kreos in satisfaction of all outstanding indebtedness under the Kreos Convertible Note and other related payments, including prepayment costs and end of loan payments and Kreos agreed to terminate the Kreos Convertible Note. The Company repaid Kreos the $3.6 million by issuing to Kreos 192,000 units and 288,000 pre-funded units at the applicable public offering prices for an aggregate price of $3.6 million (including the aggregate exercise price for the ordinary shares to be received upon exercise of the pre-funded warrants, assuming Kreos exercises all of the pre-funded warrants it purchased as part of the Company’s public offering). The Company and Kreos also agreed to revise the principal and the repayment schedule under the Kreos Loan Agreement. The revised repayment schedule, effectively deferred an additional $1.1 million of payments that were due in 2018 and $2.8 million that were due in 2019 under the loan’s prior repayment schedule, for total deferred payments of $3.9 million compared to the prior repayment schedule. Additionally, Kreos and the Company entered into the Kreos Warrant Amendment, which amended the exercise price of the warrant to purchase 6,679 ordinary shares currently held by Kreos from $241 to $7.5. The Second Amendment also made certain changes to the prepayment premiums under the Kreos Loan Agreement, tying them to the date of the Second Amendment.

As of March 31, 2019, the outstanding principal amount under the Kreos Loan Agreement was $8.3 million.

Equity Raises

Our initial public offering in September 2014 generated $36.3 million in net proceeds. Additionally, on May 9, 2016, the SEC declared effective our Form S-3, pursuant to which we registered up to $100 million of ordinary shares, warrants and/or debt securities and up to 175,525 ordinary shares offered by selling shareholders named therein. On May 10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent. The ordinary shares issued under the Equity Distribution Agreement may be registered under the Securities Act using a registration statement on Form S-3.

Additionally, on November 1, 2016, we closed our follow-on public offering of 130,000 units, each consisting of one ordinary share and 0.75 of a warrant to purchase one ordinary share. The ordinary shares and the warrants underlying the units and the ordinary shares issuable upon exercise of the warrants are registered under the Securities Act on our Form S-3. The warrants became exercisable during the period commencing from the date of original issuance and ending on November 1, 2021, the expiration date of the warrants, at an initial exercise price of $118.75 per ordinary share. Our net aggregate proceeds, after deducting underwriting discounts and commissions and estimated expenses, were $11.1 million. We also granted Oppenheimer & Co. (“Oppenheimer”), as underwriter under the underwriting agreement, an option to purchase up to 19,500 additional units at the public offering price, less the underwriting discount, for 30 days after October 27, 2016, which Oppenheimer did not exercise.

On November 21, 2017, we closed the base portion of our follow-on offering of 274,280 ordinary shares. Each ordinary share was sold to the public at a price of $26.25. On November 22, 2017, National Securities Corporation, as underwriter, exercised in full its option to purchase 41,142 additional ordinary shares at the public offering price of $26.25 per unit, less the underwriting discount. The Company’s net aggregate proceeds of the base offering and over-allotment exercise, after deducting underwriting discounts and commissions and expenses, were $7.2 million.

On November 20, 2018, the Company completed its follow-on public offering in which the Company issued and sold 728,019 units, each consisting of one ordinary share and one warrant to purchase one ordinary share. Each unit was sold to the public at a price of $7.5 per unit, additionally the company issued and sold 1,050,373 pre-funded units, each unit was sold to the public at a price of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts and expenses, were $13.1 million. (including proceeds from the exercise of 90,691 pre-funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the three months ended March 31, 2019 additional pre-funded warrants and warrants to purchase an aggregate 119,881 ordinary shares had been exercised, for additional proceeds of $107,303. As compensation for their role in the offering, the Company also issued to the underwriters warrants to purchase up to 106,680 ordinary shares, which are immediately exercisable starting on November 20, 2018 until November 15, 2023 at $9.375 per share. See Note 8b(2) below for more information about the Company’s follow-on public offering.

On February 15, 2019, the Company entered into an exclusive placement agent Agreement with H.C. Wainwright, on a reasonable best-efforts basis in connection with a public offering of 760,000 Ordinary Shares at a price of $5.75 per Share. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts and expenses, were $4.37 million. The Company also issued to H.C. Wainwright and/or its designees warrants to purchase up to 45,600 Ordinary Shares, which are immediately exercisable starting on February 25, 2019 until February 21, 2024 at $7.1875 per share.

On April 3, 2019, the Company entered into an exclusive placement agent Agreement with H.C. Wainwright in connection with a registered direct offering of the Company’s ordinary shares, par value NIS 0.25 per share and a concurrent private placement of warrants to purchase Ordinary Shares. The ordinary shares were offered pursuant to our Form S-3. The Company signed a purchase agreement with certain institutional investors for the issuance and sale of 816,914 Ordinary Shares at $5.2025 per Ordinary Share and warrants to purchase up to 408,457 Ordinary Shares at an exercise price of $5.14. The warrants issued to these purchasers will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five and one-half years from the date of issuance, at an exercise price of $5.14. The Company also issued to H.C. Wainwright and/or its designees warrants to purchase up to 49,015 ordinary shares. The warrants issued to H.C. Wainwright will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of the execution of the Purchase Agreement, at a price per share equal to $6.503125. The gross proceeds from the offering, before deducting placement agent fees and offering expenses, were approximately $4.25 million.

Since we filed our Form 10-K on February 17, 2017, we have been subject to limitations under the applicable rules of Form S-3, which constrain our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. Pursuant to these rules, as of May 8, 2019, we may not sell in primary offerings under our Form S-3 more than approximately $8.5 million in any 12-month period, unless and until we are no longer subject to these limitations. We will cease to be subject to these limitations once our public float exceeds $75 million. As of the date of this quarterly report, we have sold approximately $9.4 million in securities under our Form S-3 during the last 12 months, when we were subject to these restrictions. We will also recalculate the amount of this limitation if or when we conduct another takedown under Form S-3. Additionally, these limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants.

Our Form S-3 expires on May 9, 2019 and any new shelf registration statement on Form S-3 replacing our Form S-3 could become subject to SEC review. Thus, we may take advantage of SEC rules allowing us to continue to use our Form S-3 for opportunistic capital raises in the ordinary course until the SEC declares effective a replacement shelf registration statement on Form S-3. Additionally, to raise capital in securities offerings above the limitation applicable to us for sales under Form S-3, we may be required to seek other methods of completing primary offerings, including, for example, under a registration statement on Form S-1 (which has no such size limitations), the preparation of which would be more time-consuming and costly, including due to potential SEC review. We may also conduct such offerings in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of the NASDAQ. Any such transactions could result in substantial dilution of shareholders’ interests.

ATM Offering Program

On May 10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent. The $8.5 million cap on sales under our Form S-3 also applies to this ATM Offering Program. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on our behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Such sales may be made under our Form S-3 in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, directly on or through the Nasdaq Capital Market, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlies of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement, (ii) the date that is three years after a new registration statement on Form S-3 goes effective, (iii) our becoming ineligible to use Form S-3 and (iv) termination by the parties. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. We temporarily suspended use of the ATM Offering Program on February 20, 2019 to facilitate our February 2019 “best efforts” public offering. As of March 31, 2019, we had sold 302,092 ordinary shares under the ATM Offering Program for net proceeds to us of $14.5 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $471 thousand and had incurred total expenses of approximately $1,171 thousand in connection with the ATM Offering Program.

In connection with our April 2019 registered direct offering and concurrent private placement, we agreed with the purchasers of the offering that, for a period of six months after April 5, 2019, we would not (i) issue or agree to issue equity or debt securities convertible into, or exercisable or exchangeable for, ordinary shares at a conversion price, exercise price or exchange price which floats with the trading price of the ordinary shares or which may be adjusted after issuance upon the occurrence of certain events or (ii) enter into any agreement, including an equity line of credit, whereby the Company may issue securities at a future-determined price. This does not apply to the offer, issuance or sale by the Company of ordinary shares in the at-the-market offering program pursuant to the Equity Distribution Agreement, (i) beginning May 5, 2019, provided the closing bid price of the ordinary shares exceeds 120% of $5.2025, for ten consecutive trading days, and (ii) beginning June 5, 2019, regardless of the trading price of the ordinary shares. We also face a similar six-month prohibition which began on February 25, 2019 in connection with the February 2019 “best efforts” public offering.

Subject to the limitations under Form S-3 due to our public float and subject to filing a new Form S-3 to replace our current Form S-3 expiring on May 9, 2019, we intend to continue using the at-the-market offering or similar continuous offering programs opportunistically to raise additional funds.

Timwell Private Placement

On March 6, 2018, we entered into an investment agreement with Timwell Corporation Limited, a Hong Kong corporation (“Timwell”), as amended on May 15, 2018 (the “Investment Agreement”), pursuant to which we agreed, in return for aggregate gross proceeds to us of $20 million, to issue to Timwell an aggregate of 640,000 of our ordinary shares, at a price per share of $1.25. The Investment Agreement contemplates issuances in three tranches, including $5 million for 160,000 shares in the first tranche, $10 million for 320,000 shares in the second tranche and $5 million for 160,000 shares in the third tranche.

The First Tranche, consisting of $5 million for 160,000 shares, closed on May 15, 2018. The net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of approximately $705 thousand were approximately $4.3 million.

The closings of the Second Tranche and Third Tranche are subject to specified closing conditions, including the formation of a joint venture, the signing of a license agreement and a supply agreement and the successful production of certain ReWalk products, among others, with the Third Tranche Closing expected to occur by December 31, 2018 and no later than April 1, 2019. In light of the positions taken by Timwell during the negotiations on definitive joint venture and license agreements, we no longer believe that agreement can be reached on the basis of the original understandings reflected in our Investment Agreement with Timwell. We are currently in discussion with RealCan, Timwell’s affiliate, on alternative pathways that will allow us to commercialize our products in China through RealCan and its affiliates, and also provide for RealCan or an affiliate to invest in us. Due to the various delays in the process and other barriers to closing we also currently see a significant risk that we will not reach agreement with Timwell or RealCan on a modification of the original agreement. As we continue to view China as a market with key opportunities for products designed for stroke patients, we are also evaluating potential relationships with other groups to penetrate the Chinese market.

Cash Flows for the Three Months Ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(4,253)	$(5,026)
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	3,580	(729)
Net cash flow	$(673)	$(5,775)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased to $4.25 million for the three months ended March 31, 2019 compared to $5 million for the three months ended March 31, 2018 primarily due to reduction in the operating costs and changes in working capital.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased to $3.6 million for the three months ended March 31, 2019 compared to $729 thousand used in financing activities for the three months ended March 31, 2018, primarily due to the proceeds we received from issuance of ordinary shares in the “best efforts” offering in the three months ended March 31, 2019, which were higher than the proceeds we received from issuance of ordinary shares in the ATM Offering Program in the three months ended March 31, 2018.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of March 31, 2019.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase obligations (1)	$323	$323	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	2,888	925	1,763	200	—
Operating lease obligations (3)	2,780	686	1,232	862	—
Long-term debt obligations (4)	10,290	3,990	6,300	—	—
Total	$16,281	$5,924	$9,295	$1,062	$—

(1)	The Company depends on one contract manufacturer, Sanmina. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.

(2)

As of March 31, 2018, our Collaboration Agreement is for a period of five years and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development and commercialization milestones depend on favorable clinical developments, sales and regulatory actions, some or all of which may not occur. Since the achievement and timing of these milestones is neither determinable nor reasonably estimable, these milestone payments are not included in this “Contractual Obligations” table or recorded on our consolidated condensed balance sheet as of March 31, 2019. For more information, see Note 6 to our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

(3)	Our operating leases consist of leases for our facilities and motor vehicles.

(4)	Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos. For more information, see “-Liquidity and Capital Resources -Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” above.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.632:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 1.1229 euro:$1:00, both of which were the applicable exchange rates as of March 31, 2019. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of March 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first quarter of 2019. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2018 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2018 Form 10-K except as described in Note 5 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2018 Form 10-K except as noted below:

Risks Related to an Investment in our Ordinary Shares

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

As of March 31, 2019, we had an accumulated deficit in the total amount of approximately $157 million, and anticipate further losses in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations.

We intend to finance operating costs over the next 12 months with existing cash on hand, issuances of equity and/or debt securities, including issuances under our at-the-market offering program with Piper Jaffray & Co., or the ATM Offering Program, or a similar at-the-market or other continuous offering program, other future public or private issuances of securities, or through a combination of the foregoing. We will also need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods, including if we cannot make our loan repayments under our loan agreement with Kreos Capital V (Expert Fund) Limited, or Kreos, or if we cannot raise sufficient funds from equity issuances, such as the ATM Offering Program. In addition, due to limitations under the rules of Form S-3, as of May 8, 2019, we may only sell up to approximately $8.5 million in primary offerings under an effective registration statement on Form S-3 during any 12-month period while we remain subject to these limitations. We will recalculate the amount of this limitation upon each takedown under the registration statement on Form S-3 effective at that point in time. Because we have already sold $15.7 million in the ATM Offering Program since its inception, we may only raise up to a remaining $9.3 million using the program, subject to the $8.5 million cap during any rolling 12-month period. As of May 8, 2019, we had sold approximately $9.4 million in securities under Form S-3 during the last 12 months, when we were subject to these restrictions. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Equity Raises” of our 2018 Form 10-K and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Equity Raises” of this Quarterly Report.

To raise additional capital in the public markets, including taking into account the limitation above, we will likely be required to seek other more costly or time-consuming methods, such as additional offerings on registration statements on Form S-1. We may also conduct fundraising transactions in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of Nasdaq, or other equity raise transactions such as equity lines of credit. We have in the past been, and may in the future be, required to pay advisory fees to investment banks assisting us with financing transactions. In addition to entailing increased capital costs, any such transactions could result in substantial dilution of our shareholders’ interests, transfer control to a new investor and diminish the value of an investment in our ordinary shares. We are also limited in our ability to raise capital by certain means based on an agreement with the purchasers of our April 2019 registered direct offering and concurrent private placement. Under this agreement, for six months after April 5, 2019, we will not (i) issue or agree to issue equity or debt securities convertible into, or exercisable or exchangeable for, ordinary shares at a conversion price, exercise price or exchange price which floats with the trading price of the ordinary shares or which may be adjusted after issuance upon the occurrence of certain events or (ii) enter into any agreement, including an equity line of credit, whereby we may issue securities at a future-determined price. This does not apply to the offer, issuance or sale by the Company of ordinary shares in the at-the-market offering program pursuant to the Equity Distribution Agreement, (i) beginning May 5, 2019, provided the closing bid price of the ordinary shares exceeds 120% of $5.2025, for ten consecutive trading days, and (ii) beginning June 5, 2019, regardless of the trading price of the ordinary shares. We also face a similar six-month prohibition which began on February 25, 2019 in connection with the February 2019 “best efforts” public offering.

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

We previously considered our Investment Agreement with Timwell, under which there are remaining closings of 12,000,000 ordinary shares in exchange for gross proceeds of $15.0 million, as a potential ongoing source of liquidity. However, in light of the positions taken by Timwell during the negotiations on definitive joint venture and license agreements, we no longer believe that an agreement can be reached on the basis of the original understandings reflected in our Investment Agreement with Timwell. Due to the various delays in the process and other barriers to closing we also currently see a significant risk that we will not reach agreement with RealCan Ambrum Healthcare Industry Investment (Shenzhen) Partnership Enterprise (Limited Partnership), on a modification of the original agreement. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources- Timwell Private Placement” of our 2018 Form 10-K.

Overall, if we cannot raise the required funds on acceptable terms, we may be forced to curtail substantially our current operations or cease operations altogether. Further, external perceptions regarding our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations or require us to obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors and suppliers. As such, our failure to continue as a going concern could harm our business, operating results and financial position and severely affect the value of your investment.

While we have regained compliance with the quantitative continued listing rules of the Nasdaq Capital Market, we may not be able to maintain the listing of our ordinary shares on the Nasdaq Capital Market going forward, which could adversely affect our liquidity and the trading volume and market price of our ordinary shares.

As previously disclosed, on October 26, 2018, we received a notification letter from Nasdaq stating that, under Nasdaq Rule 5550(b), or Rule 5550(b), we failed to comply with the minimum $35 million market value of listed securities requirement for continued listing on the Nasdaq Capital Market as of October 26, 2018 and did not meet the rule’s alternative $2.5 million shareholders’ equity and $500,000 net income standards as of applicable balance sheet and income statement dates. On February 25, 2019, we completed a follow-on public offering of ordinary shares, and on April 5, 2019, we completed a registered direct offering of ordinary shares and a concurrent private placement of warrants to purchase ordinary shares. The net proceeds from the transactions, after deducting placement agent fees and offering expenses, were approximately $3.7 million and $3.8 million, respectively. Although the use of proceeds of both offerings related to market development, reimbursement and R&D activities, we also carried out these offerings in part to strengthen our balance sheet as of March 31, 2019 on a pro forma basis and as of later dates. As a result of these transactions, Nasdaq informed us on April 25, 2019 that we had regained compliance with Rule 5550(b) regarding the $2.5 million shareholders’ equity requirement for continued listing.

Although we have regained compliance with Rule 5550(b), Nasdaq will continue to monitor our ongoing compliance with the shareholders’ equity requirement and, if our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 does not evidence such compliance, then we may become immediately subject to delisting without a cure period. We would be permitted to appeal any delisting determination to a Nasdaq Hearings Panel, and our ordinary shares would remain listed on the Nasdaq Capital Market pending the panel’s decision after the hearing. If we do not appeal the delisting determination or do not succeed in such an appeal, our ordinary shares would be removed from trading on the Nasdaq Capital Market.

As explained in our compliance plan submitted to Nasdaq, in an effort to maintain compliance with Rule 5550(b) throughout the remainder of 2019, we intend to reduce expenses and to raise additional funds in either public or private placements of our securities and/or other strategic transactions. However, if we cannot raise such funds in the second half of 2019, our ordinary shares may be at serious risk of immediate delisting, and any delisting determination could seriously decrease or eliminate the value of an investment in our ordinary shares and other securities linked to our ordinary shares. While an alternative listing on an over-the-counter exchange could maintain some degree of a market in our ordinary shares, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our ordinary shares; reduced liquidity with respect to our ordinary shares; a determination that our ordinary shares are “penny stock” under SEC rules, subjecting brokers trading our ordinary shares to more stringent rules on disclosure and the class of investors to which the broker may sell the ordinary shares; limited news and analyst coverage, in part due to the “penny stock” rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large shareholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our ordinary shares.

We recently effected a reverse share split of our ordinary shares of 1:25. There are several risks to our market capitalization associated with the reverse share split, and, even though we have completed the reverse share split, we may not be able to maintain the listing of our ordinary shares on the Nasdaq Capital Market.

Effective April 1, 2019, following the receipt of shareholder approval, we carried out a reverse share split of our issued and outstanding ordinary shares of 1:25. Upon the effectiveness of the reverse share split, every 25 ordinary shares were automatically combined and converted into one ordinary share. Appropriate adjustments were also made to all outstanding derivative securities of the Company, including all outstanding equity awards and warrants. Although the reverse share split resulted in an immediate increase in the market price of our ordinary shares on April 1, 2019, there can be no assurance that the market price of our ordinary shares following the reverse share split will remain unchanged or increase in proportion to the reduction in the number of ordinary shares outstanding before the reverse share split. Following the reverse share split, the trading price of our ordinary shares has fallen substantially. For instance, the closing price per ordinary share on April 1, 2019 as reported by Nasdaq following effectiveness of the reverse share split was $5.30, and as of May 3, 2019, the closing price per share had decreased to $3.76. A decline in our market price not proportional to the reduction in the number of ordinary shares outstanding has detrimentally affected and could continue to detrimentally affect our market capitalization and the market value of our public float. This could, in turn, have negative tax consequences for our holders and adversely affect the liquidity of our ordinary shares, making our shares a less attractive investment and decreasing the value of your investment in our ordinary shares. For more information on the potential tax consequences of a drop in market capitalization, see “—A decline in our market capitalization could result in our being characterized as a passive foreign investment company, which would cause adverse tax consequences for U.S. investors.” The effects of the reverse share split may also impair our ability to meet the investment standards of certain market participants, such as brokers and investors that do not trade in lower-valued stocks, or to attract and retain employees we pay in equity.

Additionally, we cannot assure you that the effects of the reverse split will enable us to maintain compliance with the quantitative listing requirements of the Nasdaq Capital Market. Although the reverse share split allowed us to regain compliance with Rule 5550(a) of The Nasdaq Stock Market LLC, or Rule 5550(a), which requires our ordinary shares to have a minimum bid price of $1.00, we do not expect the consequences of the reverse share split to help us maintain compliance with a separate rule, Nasdaq Rule 5550(b). For more information on our compliance with Nasdaq Rule 5550(b), see “–While we have regained compliance with the quantitative continued listing rules of the Nasdaq Capital Market, we may not be able to maintain the listing of our ordinary shares on the Nasdaq Capital Market going forward, which could adversely affect our liquidity and the trading volume and market price of our ordinary shares.” Thus, our shares could be delisted even despite our continued compliance with Rule 5550(a)’s minimum bid price requirement.

We recently amended our articles of association to increase our authorized share capital. There are certain risks associated with this increase.

In late March 2019, following the receipt of shareholder approval, we filed the Third Amended and Restated Articles of Association of the Company with the Registrar of Companies of the State of Israel to increase the Company’s authorized share capital after the effect of the reverse share split (as well as to reflect the reverse share split itself). As a result of the amendment, the total number of ordinary shares the Company is authorized to issue changed from 250,000,000 shares to 60,000,000 shares and the authorized share capital of the Company changed from NIS 2,500,000 to NIS 15,000,000 (representing proportional increases after giving effect to the reverse share split).The objective of the increase in authorized share capital is to maintain our flexibility following the reverse share split to conduct future issuances of our ordinary shares, in the ordinary course from time to time, to fund our operations, consistent with our historical practice of raising financing through equity and debt issuances.

Although the purpose of the increase in authorized share capital is to preserve our capital-raising position, these additional shares may also be issued in the future for other purposes, such as compensation, giving rise to further opportunities for dilution. Future issuances of ordinary shares will dilute the voting power and ownership of our existing shareholders, and, depending on the amount of consideration received in connection with the issuance, could also reduce shareholders’ equity on a per-share basis. Due to the increase in authorized capital, the dilution to the ownership interest of our existing shareholders may be greater than would occur had the increase not been effected.

The newly-available authorized shares resulting from the reverse share split may have the potential to limit the opportunity for our shareholders to dispose of their ordinary shares at a premium. We currently do not have any acquisitions or other major transactions planned that would require us to increase our authorized share capital, and our board does not intend to use the increase of the newly-authorized reserve as an anti-takeover device. However, the authorized shares could, in theory, also be used to resist or frustrate a third-party transaction that is favored by a majority of the independent shareholders (for example, by permitting issuances that would dilute the share ownership of a person seeking to effect a change in the composition of the board or management of our Company or contemplating a tender offer or other transaction for the combination of the Company with another company).

A decline in our market capitalization could result in our being characterized as a passive foreign investment company, which would cause adverse tax consequences for U.S. investors.

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Passive income for this purpose generally includes, among other things, certain dividends, interest, royalties, rents and gains from commodities and securities transactions and from the sale or exchange of property that gives rise to passive income. Passive income also includes amounts derived by reason of the temporary investment of funds, including those raised in an offering. In determining whether a non-U.S. corporation is a PFIC, a proportionate share of the income and assets of each corporation in which it owns, directly or indirectly, at least a 25% interest (by value) is taken into account. Based on our gross income and assets, the market price of our ordinary shares, and the nature of our business, we do not believe that we were a PFIC for the taxable year ended December 31, 2018. However, there can be no assurance that we will not be considered a PFIC for 2019 or any taxable year. PFIC status is determined as of the end of the taxable year and depends on a number of factors, including the value of a corporation’s assets and the amount and type of its gross income. Further, because the value of our gross assets is likely to be determined in large part by reference to our market capitalization, there is a significant risk that a decline in our market capitalization (including taking into account the decreased total number of shares outstanding and the market price per share after our recently-effected reverse share split) could result in our becoming a PFIC.

If we are characterized as a PFIC, U.S. Holders (as defined below, see “—Material Tax Considerations—U.S. Federal Income Tax Considerations) may suffer adverse tax consequences, including the following: (i) having gains realized on the sale of our securities treated as ordinary income, rather than as capital gains; (ii) losing the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders; and (iii) having additional taxes equal to the interest charges generally applicable to underpayments of tax apply to distributions by us and the proceeds of sales of our ordinary shares issued in this offering and other offerings. Certain elections exist that may alleviate some of the adverse consequences of PFIC status and would result in an alternative treatment (such as mark-to-market treatment). However, we do not intend to provide the information necessary for U.S. Holders to make qualified electing fund elections if we are classified as a PFIC. See “—Material Tax Considerations—U.S. Federal Income Tax Considerations—Passive Foreign Investment Company Considerations.”

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

Under the FDA’s MDR regulations, we are required to report to the FDA information that reasonably suggests a product we market may have caused or contributed to a death or serious injury or malfunctioned and our product or a similar device marketed by us would be likely to cause or contribute to death or serious injury if the malfunction were to recur. In addition, all manufacturers placing medical devices in European Union markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. Between 2013 and 2017, we submitted a number of MDRs to report incidents in which ReWalk Personal users sustained falls or fractures. The FDA sent us letters requesting additional information relating to these MDRs submitted in 2017, including a request for a failure analysis. In August 2017, we initiated a voluntary correction for the ReWalk device that related to certain use instructions to reduce the risk of fractures and submitted a report to the FDA under 21 CFR Part 806. Under Part 806, manufacturers and importers are required to make a report to the FDA of any correction or removal of a device if the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the U.S. Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health. In 2018, we submitted additional MDRs for fractures that occurred in foreign countries between 2015 and 2018. In addition, in 2018 and 2019, we submitted MDRs for fractures that occurred in the United States and Europe.

In June 2018, we received a letter from the FDA agreeing with our decision to initiate a corrective action for the ReWalk, classifying the recall action as a Class II recall, and requesting that we make regular status reports to the FDA regarding our progress. While FDA has statutory authority to require a recall, most recalls are undertaken voluntarily when a medical device is defective, when it could present a risk to health, or when it is both defective and presents a risk to health. In January 2019, we also submitted a recall termination request to the FDA. In September 2018, we submitted to the FDA revised labeling that incorporates the revised use instructions intended to prevent fractures as a special 510(k); The special 510(k) was not accepted by FDA because it was administratively incomplete, and we recently withdrew the submission. We are currently considering additional changes to the ReWalk device, and plan to submit a new 510(k) to the FDA later this year for both the revised labeling/use instructions and such additional changes to the device.

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

Our devices are subject to the FDA’s regulations pertaining to marketing and promotional communications, among others. Failure to comply with such regulations may give rise to a number of potential FDA enforcement actions, any of which could have a material adverse effect on our business.

Our sales and marketing efforts, as well as promotions, are subject to various laws and regulations. Medical device promotions must be consistent with and not contrary to labeling, be truthful and not false or misleading, and be adequately substantiated. In addition to the requirements applicable to 510(k)-cleared products, we may also be subject to enforcement action in connection with any promotion of an investigational new device. A sponsor or investigator, or any person acting on behalf of a sponsor or investigator, may not represent in a promotional context that an investigational new device is safe or effective for the purposes for which it is under investigation or otherwise promote the device.

Our marketing and promotional materials are subject to FDA scrutiny to ensure that the device is being marketed in compliance with these requirements. If the FDA investigates our marketing and promotional materials and finds that any of our current or future commercial products were being marketed for unapproved or uncleared uses or in a false or misleading manner, we could be subject to FDA enforcement and/or false advertising consumer lawsuits, each of which could have a material adverse effect on our business.

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

We began the study on June 13, 2016, with Stanford University as the lead investigational site. In August 2016, the FDA sent us a letter stating that, based on its evaluation of our corrective and preventive actions in response to the September 2015 Warning Letter, it appeared we had adequately addressed the violations cited in the September 2015 Warning Letter. As part of our study, we have provided the FDA with the required periodic reports on the study’s progress, in a few cases with delay, and we intend to continue providing the FDA with periodic reports as required. Through these reports, we have made the FDA aware that due to enrollment issues, we are currently unable to satisfy the target enrollment specified in the study protocol.

As of March 31, 2019, we had four active centers participating in the study (a fifth site is on hold), but only two sites have successfully enrolled patients. Twelve subjects have enrolled in the study, one has completed the study, and four are using the device in the community. This is substantially below the required number of patients included in our study protocol, currently leading the FDA to label our progress as “inadequate.” We are in ongoing communications with the FDA regarding options to address the inadequate progress. However, there can be no assurance that we will be able to satisfy the postmarket study requirements. If we cannot meet FDA requirements for the postmarket study or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 54.3% of our revenues in the fiscal year ended December 31, 2018 from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of placement agent warrant issued in connection with the February 2019 “best efforts” public offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 25, 2019).
10.1	Form of securities purchase agreement in connection with the February 2019 “best efforts” public offering (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2019).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: May 8, 2019	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: May 8, 2019	By:	/s/ Ori Gon
Ori Gon
Chief Financial Officer
(Principal Financial and Accounting Officer)