Form 10-Q
period 2019-06-30
ReWalk Robotics Ltd.
filed 2019-08-09
CIK 1607962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 001-36612

ReWalk Robotics Ltd.

(Exact name of registrant as specified in charter)

Israel	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3 Hatnufa Street, Floor 6, Yokneam Ilit, Israel	2069203
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Ordinary shares, par value NIS 0.25	RWLK	Nasdaq Capital Market

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

As of August 9, 2019 the Registrant had outstanding 7,289,110 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

i

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,054	$9,546
Trade receivable, net	417	758
Prepaid expenses and other current assets	1,384	693
Inventories	2,661	2,240
Total current assets	28,516	13,237

LONG-TERM ASSETS

Restricted cash and other long term assets	1,110	1,099
Operating lease right-of-use assets	1,893	—
Property and equipment, net	453	626
Total long-term assets	3,456	1,725
Total assets	$31,972	$14,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long term loan	$3,493	$1,722
Current maturities of operating leases	635	—
Trade payables	2,817	2,328
Employees and payroll accruals	638	650
Deferred revenues	381	237
Other current liabilities	406	445
Total current liabilities	8,370	5,382

LONG-TERM LIABILITIES
Long term loan, net of current maturities	4,373	6,965
Deferred revenues	489	431
Non-current operating leases	1,404	—
Other long-term liabilities	68	239
Total long-term liabilities	6,334	7,635

Total liabilities	14,704	13,017

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 60,000,000 shares at June 30, 2019 and 10,000,000 shares at December 31, 2018; Issued and outstanding: 7,289,110 and 2,813,087 shares at June 30, 2019 and December 31, 2018, respectively (1)	503	193
Additional paid-in capital	178,270	154,670
Accumulated deficit	(161,505)	(152,918)
Total shareholders’ equity	17,268	1,945
Total liabilities and shareholders’ equity	$31,972	$14,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Reflects one-for-twenty-five reverse share split that became effective on April 1, 2019. See Note 7a to the condensed consolidated financial statements

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$877	$1,770	$2,458	$3,349
Cost of revenues	442	1,003	1,097	1,900

Gross profit	435	767	1,361	1,449

Operating expenses:
Research and development, net	1,860	1,897	3,274	4,048
Sales and marketing	1,531	1,925	3,118	4,261
General and administrative	1,279	2,221	2,779	4,258

Total operating expenses	4,670	6,043	9,171	12,567

Operating loss	(4,235)	(5,276)	(7,810)	(11,118)
Financial expenses, net	353	522	771	1,007

Loss before income taxes	(4,588)	(5,798)	(8,581)	(12,125)
Income taxes (tax benefit)	(1)	(1)	6	(1)

Net loss	$(4,587)	$(5,797)	$(8,587)	$(12,124)

Net loss per ordinary share, basic and diluted	$(0.88)	$(4.42)	$(2.03)	$(9.65)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	5,213,446	1,310,870	4,236,788	1,256,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

(In thousands, except share data)

	Ordinary Share			Receivables on account	Additional paid-in	Accumulated	Total shareholders’ equity
	Number	Amount		of shares	capital	deficit	(deficiency)
Balance as of April 1, 2018	1,220,417	86		(42)	136,027	(137,570)	(1,499)
Share-based compensation to employees and non-employees	—	—		—	1,023	—	1,023
Issuance of ordinary shares in investment agreement, net of issuance expenses in an amount of $830	164,715	12		—	4,283	—	4,295
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $148	30,764	2		42	670	—	714
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	3,459	*	)	—	—	—	—
Net loss	—	—		—	—	(5,797)	(5,797)
Balance as of June 30, 2018	1,419,355	100		—	142,003	(143,367)	(1,264)

Balance as of April 1, 2019	3,695,174	253		—	158,720	(156,918)	2,055
Share-based compensation to employees and non-employees	—	—		—	314	—	314
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	14,817	1		—	—	—	1
Issuance of ordinary shares in a “Registered Direct” offerings , net of issuance expenses in the amount of $1,125 (1)	1,650,248	115		—	8,010	—	8,125
Issuance of ordinary shares in a “Warrant exercise” agreement, net of issuance expenses in the amount of $1,019 (1)	1,464,665	102		—	9,864	—	9,966
Exercise of pre-funded warrants and warrants (1) (2)	464,206	32		—	1,362	—	1,394
Net loss	—	—		—	—	(4,587)	(4,587)
Balance as of June 30, 2019	7,289,110	503		—	178,270	(161,505)	17,268

*)	Represents an amount lower than $1.

(1)	See Note 7f to the condensed consolidated financial statements

(2)	See Note 7d to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Ordinary Share			Additional paid-in	Accumulated	Total shareholders’ equity
	Number	Amount		capital	deficit	(deficiency)
Balance as of January 1, 2018	1,200,146	84		134,843	(131,220)	3,707
Cumulative effect to accumulated deficit from adoption of a new accounting standard	—	—		—	(23)	(23)
Share-based compensation to employees and non-employees	—	—		1,819	—	1,819
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	8,154	*	)	—	—	—
Issuance of ordinary shares in investment agreement, net of issuance expenses in an amount of $830	164,715	12		4,283	—	4,295
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $198	46,340	4		1,058	—	1,062
Net loss	—	—		—	(12,124)	(12,124)
Balance as of June 30, 2018	1,419,355	100		142,003	(143,367)	(1,264)

Balance as of January 1, 2019	2,813,087	193		154,670	(152,918)	1,945
Share-based compensation to employees and non-employees	—	—		633	—	633
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	17,023	1		—	—	1
Issuance of ordinary shares in a “best efforts” offering, net of issuance expenses in the amount of $686 (1)	760,000	52		3,632	—	3,684
Exercise of pre-funded warrants and warrants (1) (2)	584,087	40		1,461	—	1,501
Issuance of ordinary shares in a “Registered Direct” offerings , net of issuance expenses in the amount of $1,125 (1)	1,650,248	115		8,010	—	8,125
Issuance of ordinary shares in a “Warrant exercise” agreement, net of issuance expenses in the amount of $1,019 (1)	1,464,665	102		9,864	—	9,966
Net loss	—	—		—	(8,587)	(8,587)
Balance as of June 30, 2019	7,289,110	503		178,270	(161,505)	17,268

*)	Represents an amount lower than $1.

(1)	See Note 7f to the condensed consolidated financial statements

(2)	See Note 7d to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities:
Net loss	$(8,587)	$(12,124)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	173	229
Share-based compensation to employees and non-employees	633	1,819
Deferred taxes	(51)	(13)
Changes in assets and liabilities:
Trade receivables, net	341	(777)
Prepaid expenses, operating lease right-of-use assets and other assets	(632)	261
Inventories	(421)	627
Trade payables	399	652
Employees and payroll accruals	(12)	22
Deferred revenues and advances from customers	202	290
Other liabilities	(1)	(54)
Net cash used in operating activities	(7,956)	(9,068)

Cash flows used in investing activities:
Purchase of property and equipment	—	(3)
Net cash used in investing activities	—	(3)

Cash flows from financing activities:
Repayment of long term loan	(821)	(2,271)
Issuance of ordinary shares in at-the-market offering, net of issuance expenses paid in the amount of $109 (1)	—	1,150
Issuance of ordinary shares in investment agreement, net of issuance expenses in an amount of $300 (1)	—	4,700
Issuance of ordinary shares in a “best efforts” offering, net of issuance expenses in the amount of $ 686 (1)	3,684	—
Issuance of ordinary shares in a “registered direct” offerings, net of issuance expenses in the amount of $1,035 (1)	8,215	—
Issuance of ordinary shares in a “warrant exercise” agreement, net of issuance expenses in the amount of $ 1,019 (1)	9,966	—
Exercise of pre-funded warrants and warrants (1) (2)	1,429	—
Net cash provided by financing activities	22,473	3,579

Increase (decrease) in cash, cash equivalents, and restricted cash	14,517	(5,492)
Cash, cash equivalents, and restricted cash at beginning of period	10,347	15,423
Cash, cash equivalents, and restricted cash at end of period	$24,864	$9,931
Supplemental disclosures of non-cash flow information
At-the-market offering expenses not yet paid (1)	$—	$89
Investment agreement issuance cost not yet paid (1)	$—	$405
“Registered direct” offerings issuance cost not yet paid (1)	$90	$—
Classification of inventory to property and equipment, net	$—	$148
Cashless exercise of pre-funded warrants (1) (2)	$72	$—
Initial recognition of operating lease right-of-use assets	$2,099	$—
Initial recognition of operating lease liabilities	$(2,249)	$—
Supplemental cash flow information:
Cash and cash equivalents	$24,054	$9,094
Restricted cash included in other long term assets	810	837
Total Cash, cash equivalents, and restricted cash	$24,864	$9,931

(1)	See Note 7f to the condensed consolidated financial statements.

(2)	See Note 7d to the condensed consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:-	GENERAL

a.	ReWalk Robotics Ltd. (“RRL”, and together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Israel on June 20, 2001 and commenced operations on the same date.

b.	RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics Inc. (“RRI”) incorporated under the laws of Delaware on February 15, 2012 and (ii) ReWalk Robotics GMBH. (“RRG”) incorporated under the laws of Germany on January 14, 2013.

c.	The Company is designing, developing and commercializing robotic exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. The Company has developed and is continuing to commercialize the ReWalk, an exoskeleton designed for individuals with paraplegia that uses our patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. The ReWalk system consists of a light wearable brace support suit which integrates motors at the joints, rechargeable batteries, an array of sensors and a computer-based control system to power knee and hip movement. There are currently two types of ReWalk products: ReWalk Personal and ReWalk Rehabilitation. ReWalk Personal is designed for everyday use by individuals at home and in their communities and is custom-fitted for each user. ReWalk Rehabilitation is designed for the clinical rehabilitation environment where it provides individuals access to valuable exercise and therapy. Additionally, the Company has developed and started to commercialize the ReStore in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke.

d.	On March 27, 2019, the Board of Directors of the Company authorized a reverse share split of the Company’s issued and outstanding common shares at a ratio of 1-for-25, which became effective on April 1, 2019. At the effective time, every twenty-five shares of the Company’s common shares that were issued and outstanding were automatically combined into one issued and outstanding share, the par value per share of the ordinary shares changed to NIS 0.25. All authorized, issued and outstanding share and per share amounts contained in the accompanying Condensed Consolidated Financial Statements have been adjusted to reflect this reverse share split for all prior periods presented. All share and per share data included in these condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	The Company has an accumulated deficit in the total amount of approximately $162 million as of June 30, 2019 and negative cash flow from operations of $8 million, and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, and future issuances of equity and debt securities, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company requires more funds than anticipated during the next 12 months or in later periods.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The condensed consolidated financial statements for the three and six months ended June 30, 2019 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2:-	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s (i) consolidated financial position as of June 30, 2019, (ii) consolidated results of operations for the three and six months ended June 30, 2019 and (iii) consolidated statements of changes in shareholders’ equity (deficiency) (iv) consolidated cash flows for the six months ended June 30, 2019. The results for the three and six months periods ended June 30, 2019, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Disaggregation of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Units placed	$772	$1,672	$2,246	$3,200
Spare parts and warranties	105	98	212	149
Total Revenues	$877	$1,770	$2,458	$3,349

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Units placed

We currently offer three products: ReWalk Personal, ReWalk Rehabilitation units for Spinal Cord Injury (“SCI Products”) and ReStore soft suit exoskeleton for rehabilitation of individuals suffering from stroke. SCI Products are currently designed for everyday use by paraplegic individuals at home and in their communities, and is custom fitted for each user, as well as for use by paraplegia patients in the clinical rehabilitation environment, where it provides individuals access to valuable exercise and therapy. The ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke in the clinical rehabilitation environment.

Units placed includes revenue from sales of SCI Products and ReStore.

For SCI Products, we also offer a rent-to-purchase model in which we recognize revenue according to the agreed rental monthly fee. For units placed, we transfer control and recognize a sale when title has passed to our customer and rental revenue is recognized ratably according to the agreed rental monthly fee. Each unit placed is considered an independent, unbundled performance obligation.

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

In the beginning of 2018, we updated our service policy for SCI Products to include a five-year warranty compared to a period of two years that were included in the past for parts and services. The first two years are considered as assurance type warranty and the additional period is considered an extended service arrangement, which is a service type warranty. An assurance type warranty is not accounted for as separate performance obligations under the revenue model. A service type warranty is either sold with a unit or separately for units for which the warranty has expired. Revenue is then recognized ratably over the life of the warranty.

The ReStore device is offered with two-year warranty which are considered as assurance type warranty.

Contract balances

	June 30,	December 31,
	2019	2018
Trade receivable, net (1)	$417	$758
Deferred revenues (1) (2)	$870	$668

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	$184 thousand of December 31, 2018 deferred revenues balance were recognized as revenues during the six months ended June 30, 2019.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

The Company’s unfilled performance obligations as of June 30, 2019 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $874 thousand, which is fulfilled over one to five years.

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

Upon adoption of this standard on January 1, 2019, the Company recorded right–of–use assets and corresponding lease liabilities of $2,099 and $2,249, respectively. As of June 30, 2019, the right–of–use assets and corresponding lease liabilities in the Company’s condensed consolidated balance sheets were $1,893 and $2,039, respectively. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or cash flows. See also note 5b - Lease commitment.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The update is effective for the Company in the first quarter of 2020. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	June 30,		December 31,
	2019		2018
Customer A	25%		* )
Customer B	25%		* )
Customer C	23%		* )
Customer D	20%		* )
Customer E	*	)	28%
Customer F	*	)	15%
Customer G	*	)	14%
Customer H	*	)	13%
Customer I	*	)	12%

*)	Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of June 30, 2019 and December 31, 2018 trade receivables are presented net of allowance for doubtful accounts in the amount of $31 thousand and $32 thousand, respectively, and net of sales return reserve of $86 thousand and $105 thousand as of June 30, 2019 and December 31, 2018, respectively.

d.	Warranty provision

The Company provided a two-year standard warranty for its SCI products. In the beginning of 2018, we updated our service policy for new SCI Products sold to include a five-year warranty. ReStore service policy includes two-year warranty. The Company determined that the first two years of warranty is an assurance-type warranty and records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2018	$304
Provision	105
Usage	(152)
Balance at June 30, 2019	$257

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:-	INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Finished products	$2,310	$2,240
Raw materials	351	—
	$2,661	$2,240

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of June 30, 2019, non-cancelable outstanding obligations to the Company’s contract manufacturer and raw material vendors amounted to approximately $1.35 million.

b.	Operating lease commitment:

(i)	The Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2019 and 2023. A portion of our facilities leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)	RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2019 and 2022. A subset of our cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $44 thousand as of June 30, 2019.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2019 are as follows (in thousands):

2019	$345
2020	638
2021	613
2022	566
2023	439
Total lease payments	2,601
Less: imputed interest	(562)
Present value of future lease payments	2,039
Less: current maturities of operating leases	(635)
Non-current operating leases	$1,404

Weighted-average remaining lease term (in years)	3.48
Weighted-average discount rate	12.5%

Lease expense under the Company’s operating leases were $180 thousand and $187 thousand for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018 the lease expense were $360 thousand and $375 thousand, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (the “IIA”) and Israel-U.S. Binational Industrial Research and Development Foundation (the “BIRD”). Since the Company’s inception through June 30, 2019, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty bearing grants (as of June 30, 2019, the Company paid royalties to the IIA in the total amount of $50 thousand), while a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after our initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required. The Company was obligated to pay royalties to BIRD amounting to 5% of the sales of the products and other related revenues generated from such projects, up to 150% of the grants received.

Additionally, the License Agreement requires the Company to pay Harvard royalties on net sales, See note 6 below for more information about the Collaboration Agreement and the License Agreement.

During the three and six months ended June 30, 2019, $2 and $5 thousand, respectively, were recorded as royalties expenses in cost of revenues. No royalties expenses were recorded during the three and six months ended June 30, 2018.

As of June 30, 2019, the contingent liability to the IIA amounted to $1.5 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

The Company’s other long-term assets in the amount of $810 thousand have been pledged to third parties as a security in respect to lease agreements. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

As set forth below, between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired the Company’s ordinary shares pursuant and/or traceable to the registration statement on Form F-1 (File No. 333-197344) used in connection with the Company’s initial public offering (the “IPO”), were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. As of May 3, 2019, seven have been dismissed and one has been partially dismissed. The actions involved or involve claims under various sections of the Securities Act of 1933, as amended (the “Securities Act”) against the Company, certain of the Company’s current and former directors and officers, the underwriters of the IPO and certain other defendants.

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

The action commenced in the United States District Court for the District of Massachusetts (the “District Court”), alleging violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was partially dismissed on August 23, 2018. In particular, the District Court granted the motion to dismiss the claims under Sections 11 and 15 of the Securities Act, finding that the plaintiff failed to plead a false or misleading statement in the IPO registration statement. The District Court did not address the claims under Sections 10(b) and 20(a) of the Exchange Act because, as a result of the dismissal of the claims under the Securities Act, the lead plaintiff lacked standing to pursue those claims. Because the action in the District Court was styled as a class action, the District Court permitted the plaintiff to file a supplemental memorandum concerning standing or a motion to appoint a substitute or supplemental plaintiff. On September 10, 2018, the plaintiff sought leave to amend his complaint to add a new plaintiff that purportedly has standing to pursue Exchange Act claims, and the Company opposed the motion to amend on September 24, 2018. On May 16, 2019, the court denied the plaintiff’s motion to amend and the complaint was dismissed. Thereafter, the plaintiff timely appealed to the United States Court of Appeals for the First Circuit. The plaintiff’s appellate brief is due on August 26, 2019 and the Company’s opposition is due on September 25, 2019.

Based on information currently available and the current stage of the litigation, we are unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the remaining lawsuit in the District Court; therefore, no litigation reserve has been recorded in our condensed consolidated balance sheets as of June 30, 2019. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times if and when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:-	RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

On May 16, 2016, the Company entered into a Research Collaboration Agreement and an Exclusive License Agreement with Harvard College. The Research Collaboration Agreement was amended on May 1, 2017 and April 1, 2018 (as amended, the “Collaboration Agreement”), and the Exclusive License Agreement was amended on April 1, 2018 (as amended, the “License Agreement”), to extend the term of the Collaboration Agreement by one year to May 16, 2022 and reallocate the Company’s quarterly installment payments to Harvard through such date, and to make certain technical changes.

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

The License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of June 30, 2019, the Company achieved three of the milestones which represent all development milestones under the License Agreement. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company’s total payment obligation under the Collaboration Agreement and the License Agreement is $7.1 million, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expenses in the amount of $868 thousand and $1,112 thousand which are part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three and six months ended June 30, 2019, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

NOTE 7:-	SHAREHOLDERS’ EQUITY

a.	Reverse share split:

On March 27, 2019, the Company’s shareholders approved (i) a reverse share split within a range of 1:8 to 1:32, to be effective at the ratio and on a date to be determined by the Board of Directors, and (ii) amendments to the Company’s Articles of Association authorizing an increase in the Company’s authorized share capital (and corresponding authorized number of ordinary shares, proportionally adjusting such number for the reverse share split) by up to NIS 17.5 million. Following the shareholder approval, an authorized committee of the Board of Directors of the Company approved a one-for-twenty-five reverse share split of the Company’s ordinary shares, and the Company filed the Third Amended and Restated Articles of Association of the Company with the Registrar of Companies of the State of Israel to effect the reverse share split and to increase the Company’s authorized share capital after the effect of the reverse share split. The reverse share split became effective on April 1, 2019. Additionally, effective at the same time, the total number of ordinary shares the Company is authorized to issue changed from 250,000,000 shares to 60,000,000 shares, the par value per share of the ordinary shares changed to NIS 0.25 and the authorized share capital of the Company changed from NIS 2,500,000 to NIS 15,000,000. All share and per share data included in these condensed consolidated financial statements, for periods before the three months ended June 30, 2019, give retroactive effect to the reverse stock split.

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

As of June 30, 2019, and December 31, 2018, the Company had reserved 3,287 and 52,298 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company’s 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

The fair value for options granted during the six months ended June 30, 2019 and 2018 was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Six Months Ended June 30,
	2019	2018
Expected volatility	57.5%	57.19 - 61.12%
Risk-free rate	2.22%	2.74% - 2.83%
Dividend yield	—%	—%
Expected term (in years)	6.11	6.11
Share price	$5.37	$26.88 - $28.75

The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant.

A summary of employee share options activity during the six months ended June 30, 2019 is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the period	72,655	$47.70	6.37	$114
Granted	12,425	5.37
Exercised	—	—
Forfeited	(5,371)	45.93
Options outstanding at the end of the period	79,709	$41.19	6.80	$393

Options exercisable at the end of the period	43,868	$56.49	4.96	$—

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employee RSUs activity during the six months ended June 30, 2019 is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs at the beginning of the period	26,093	$48.78
Granted	87,436	4.69
Vested	(16,656)	9.82
Forfeited	(6,599)	17
Unvested RSUs at the end of the period	90,274	$37.49

The weighted average grant date fair value of options granted during the six months ended June 30, 2019 and 2018 were $2.98 and $15.25, respectively. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2019 and 2018 were $4.69 and $27.50, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the six months ended June 30, 2019 and 2018. As of June 30, 2019, there were $1.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s 2012 Equity Incentive Plan and its 2014 Plan. This cost is expected to be recognized over a period of approximately 1.88 years.

The number of options and RSUs outstanding as of June 30, 2019 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of June 30, 2019	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of June 30, 2019	Weighted average remaining contractual life (years) (1)
RSUs only	90,274	—	—	—
$5.37	12,425	9.75	—	—
$20.42 - $33.75	39,220	6.85	19,570	4.86
$37.14 - $38.75	12,740	4.44	12,740	4.44
$50 - $52.5	11,395	6.20	7,697	5.36
$182.5 - $524.25	3,929	6.40	3,861	6.40
	169,983	6.80	43,868	4.96

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based awards to non-employee consultants:

As of June 30, 2019, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2019:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.500	4,771	See footnote (1)
November 1, 2016 (2)	97,496	$118.750	97,496	November 1, 2021
December 28, 2016 (3)	1,908	$7.500	1,908	See footnote (1)
November 20, 2018 (4)	126,839	$7.500	126,839	November 20, 2023
November 20, 2018 (5)	106,680	$9.375	106,680	November 15, 2023
February 25, 2019 (6)	45,600	$7.187	45,600	February 21, 2024
April 5, 2019 (7)	408,457	$5.140	408,457	October 7, 2024
April 5, 2019 (8)	49,015	$6.503	49,015	April 3, 2024
June 5, 2019 and June 6, 2019 (9)	1,464,665	$7.500	1,464,665	June 5, 2024
June 5, 2019 (10)	87,880	$9.375	87,880	June 5, 2024
June 12, 2019 (11)	416,667	$6.000	416,667	December 12, 2024
June 10, 2019 (12)	50,000	$7.500	50,000	June 10, 2024
	2,859,978		2,859,978

(1)	Represents warrants for ordinary shares issuable upon an exercise price of $7.5 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of June 30, 2019.

(2)	Represents warrants issued as part of our follow-on offering in November 2016. At any time, the board of directors may reduce the exercise price of the warrants to any amount and for any period of time it deems appropriate.

(3)	Represents common warrants that were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 1 for exercisability terms.

(4)	Represents common warrants that were issued as part of our follow-on offering in November 2018. As of June 30, 2019, warrants to purchase an aggregate 1,651,537 ordinary shares had been exercised.

(5)	Represents common warrants that were issued to the underwriters as compensation for their role in our follow-on offering in November 2018.

(6)	Represents warrants that were issued to the exclusive placement agent as compensation for its role in our follow-on offering in February 2019.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in April 2019.

(8)	Represents warrants that were issued to the placement agent as compensation for its role in our April 2019 registered direct offering.

(9)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement on June 5, 2019 and June 6, 2019, respectively.

(10)	Represents warrants that were issued to the placement agent as compensation for its role in our June 2019 warrant exercise agreement and concurrent private placement of warrants.

(11)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement in June 2019.

(12)	Represents warrants that were issued to the placement agent as compensation for its role in our June 2019 registered direct offering and concurrent private placement of warrants.

e.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cost of revenues	$7	$7
Research and development, net	124	203
Sales and marketing	126	300
General and administrative	376	1,309
Total	$633	$1,819

f.	Equity raise:

1.	At-the-market offering program:

On May 10, 2016, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”), as amended on May 9, 2019, pursuant to which it may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25 million, through Piper Jaffray acting as its agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on the Company’s behalf all of the ordinary shares requested to be sold by the Company, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Sales may be made under the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2016, or the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on May 23, 2019 (the “Form S-3”), in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “ATM Offering Program”). Sales may be made directly on or through the NASDAQ Capital Market, the existing trading market for the Company’s ordinary shares, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Piper Jaffray is entitled to compensation at a fixed commission rate of 3.0% of the gross sales price per share sold through it as agent under the Equity Distribution Agreement. Where Piper Jaffray acts as principal in the sale of ordinary shares under the Equity Distribution Agreement, such rate of compensation will not apply, but in no event will the total compensation of Piper Jaffray, when combined with the reimbursement of Piper Jaffray for the out-of-pocket fees and disbursements of its legal counsel, exceed 8.0% of the gross proceeds received from the sale of the ordinary shares. The Company is not required to sell any of its ordinary shares at any time.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

From the inception of the ATM Offering Program in May 2016 until June 30, 2019, the Company had sold 302,092 ordinary shares under the ATM Offering Program for gross proceeds of $15.7 million and net proceeds to the Company of $14.5 million (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation for the fixed commission rate of 3.0% in the aggregated amount of $471 thousand and had incurred total expenses of approximately $1,171 thousand in connection with the ATM Offering Program.

2.	Follow-on offerings

In November 2018, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), in connection with the Company’s follow-on public offering of 496,040 units, each consisting of one ordinary share and one common warrant to purchase one ordinary share with an exercise price of $7.5 per warrant. Each unit was sold to the public at a price of $7.50 per unit. On November 18, 2018, H.C. Wainwright exercised in full its option to purchase 231,964 ordinary shares for $7.25 per share and/or common warrants to purchase up to an additional 231,964 ordinary shares for $0.25 per warrant.

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

In April 2019, the Company entered into securities purchase agreements with certain institutional purchasers whereby the Company issued 816,914 ordinary shares at $5.2025 per ordinary share and warrants to purchase up to 408,457 ordinary shares with an exercise price of $5.14 per share, exercisable from April 5, 2019 until October 7, 2024, in a private placement that took place concurrently with the Company’s registered direct offering of ordinary shares in April 2019. Additionally the Company issued warrants to purchase up to 49,015 ordinary shares, with an exercise price of $6.503125 per share, exercisable from April 5, 2019 until April 3, 2024, to representatives of H.C. Wainwright as compensation for its role as the placement agent in our April 2019 registered direct offering and concurrent private placement of warrants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On June 5, 2019 and June 6, 2019, the Company entered into warrant exercise agreements with certain institutional investors whereby the Company issued warrants to purchase up to 1,464,665 ordinary shares with an exercise price of $7.50 per share, exercisable from June 5, 2019 or June 6, 2019 until June 5, 2024 or June 6, 2024, respectively. Additionally, the Company issued warrants to purchase up to 87,880 ordinary shares, with an exercise price of $9.375 per share, exercisable from June 5, 2019 until June 5, 2024, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our June 2019 warrant exercise agreement and concurrent private placement of warrants.

On June 12, 2019, the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of 833,334 ordinary shares, par value NIS 0.25 per share at $6.00 per ordinary share and warrants to purchase up to 416,667 ordinary shares with an exercise price of $6.00 per share, exercisable from June 12, 2019 until December 12, 2024, in a private placement that took place concurrently with our registered direct offering of ordinary shares in June 2019. Additionally, the Company issued warrants to purchase up to 50,000 ordinary shares, with an exercise price of $7.50 per share, exercisable from June 12, 2019 until June 10, 2024, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our June 2019 registered direct offering and concurrent private placement of warrants.

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

In light of the positions taken by Timwell during the negotiations on definitive joint venture and license agreements, we no longer believe that agreement can be reached on the basis of the original understandings reflected in our Investment Agreement with Timwell. We are currently in discussion with RealCan, Timwell’s affiliate, on alternative pathways that will allow us to commercialize our products in China through RealCan and its affiliates, and also provide for RealCan or an affiliate to invest in us. While we currently intend to continue pursuing negotiations on this modification, due to the various delays in the process and other barriers to closing, there is a significant risk that we will not reach agreement with RealCan on a modification of the original agreement. As we continue to view China as a market with key opportunities for products designed for stroke patients, we continue to evaluate potential relationships with other groups to penetrate the Chinese market.

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

NOTE 8:-	FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency transactions and other	$(43)	$58	$(40)	$39
Financial expenses related to loan agreement with Kreos	386	455	790	950
Bank commissions	10	9	21	18
	$353	$522	$771	$1,007

NOTE 9:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment, and derives revenues from selling units and services (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues based on customer’s location :
Israel	$2	$—	$2	$—
United States	426	1,091	923	2,269
Europe	418	673	1,497	1,014
Asia-Pacific	31	6	36	8
Latin America	—	—	—	58
Total revenues	$877	$1,770	$2,458	$3,349

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30,	December 31,
	2019	2018
Long-lived assets by geographic region (*):
Israel	$181	$206
United States	236	330
Germany	36	90
	$453	$626

(*)	Long-lived assets are comprised of property and equipment, net.

	Six Months Ended June 30,
	2019	2018
Major customer data as a percentage of total revenues:
Customer A	17.1%	46.4%

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

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “quarterly report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in this section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

●	our ability to secure capital from equity and debt financings in light of limitations under any effective registration statement on Form S-3, the price range of our ordinary shares and conditions in the financial markets, and the risk that such financings may dilute our shareholders or restrict our business;

●	the risk of substantial dilution resulting from other periodic issuances of our ordinary shares, including pursuant to warrant exercises;

●	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that its ordinary shares will be delisted if we cannot do so;

●	the risk of dilution following the recently-effected increase in authorized share capital;

●	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets, expand to new markets and achieve our planned expense reductions;

●	our management’s conclusion, and our independent registered public accounting firm’s statement in its opinion relating to our consolidated financial statements for the fiscal year ended December 31, 2018, that there is a substantial doubt as to our ability to continue as a going concern;

●	our ability to maintain and grow our reputation and the market acceptance of our products;

●	our ability to achieve reimbursement from third-party payors for our products;

●	our limited operating history and our ability to leverage our sales, marketing and training infrastructure;

●	our expectations as to our clinical research program and clinical results;

●	our ability to improve our products and develop new products;

●	our ability to repay our secured indebtedness;

●	the outcome of ongoing shareholder class action litigation relating to our initial public offering (“IPO”);

●	our compliance with medical device reporting regulations to report adverse events involving our products and the potential impact of such adverse events on ReWalk’s ability to market and sell its products;

●	our ability to gain and maintain regulatory approvals;

●	our expectations as to the results of the Food and Drug Administration’s (“FDA”), potential regulatory developments with respect to our mandatory 522 postmarket surveillance study;

●	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

●	the risk of a cybersecurity attack or breach of our IT systems significantly disrupting our business operations;

●	our ability to use effectively the proceeds of our offerings of securities;

●	our ability to establish a pathway to commercialize our products in China;

●	our ability to maintain relationships with existing customers and develop relationships with new customers; and

●	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company.

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

Overview

We are an innovative medical device company that is designing, developing and commercializing robotic exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. We have developed and are continuing to commercialize our SCI Products, ReWalk Personal and ReWalk Rehab devices, these exoskeletons designed for individuals with paraplegia that uses our patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. Additionally, we have also developed and commercialized our ReStore device in June 2019, ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke.

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as ReWalk, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the Veterans’ Administration, or the VA, issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton units for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of June 30, 2019, we had placed 22 units as part of the VA policy.

In June 2018, the VA updated its national policy to provide expanded access to ReWalk exoskeletons for veterans in private rehabilitation clinics through the Veterans Choice Program. Under the VA’s revised policy, the exoskeleton evaluation process will have all veterans flow through one of 24 designated spinal cord injury VA centers (which we refer to as “SCI/D”). Once a veteran is determined to be qualified for training and procurement of his/her own exoskeleton unit, the individual may be allowed to pursue training on exoskeleton use, such as use of the ReWalk (i) at the applicable SCI/D hub center; (ii) on a case-by-case basis, at a qualified VA hospital designated by the VA’s “hub & spoke” program; or (iii) on a case-by-case basis, at a qualified private rehabilitation center via the VA’s Veteran’s Choice Program, through which veterans can receive care from a community provider paid for by the VA. Additionally, to date several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases, and in September 2017, each of German insurer BARMER GEK (“Barmer”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), signed a confirmation and letter of agreement, respectively, regarding the provision of ReWalk units for all qualifying beneficiaries. In February 2018, the head office of German statutory health insurance, or SHI, Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal 6.0 Exoskeleton unit in the German Medical Device Directory. This decision means that ReWalk will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. We are currently working with several SHI’s on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal 6.0 device for their beneficiaries within their system.

We have incurred net losses and negative cash flow from operations since inception and anticipate this to continue in the near term. In 2019, we will continue to evaluate spending to reduce where possible while continuing to focus resources on activities to commercialize the Restore device for stroke patients, achieving additional commercial reimbursement coverage decisions for our ReWalk Personal device, continued research and development activities related mainly to our soft exo-suit design and activities related to our FDA 522 postmarket study.

Second Quarter 2019 and Subsequent Period Business Highlights

●	Total revenue for the second quarter of 2019 was $0.9 million;

●	Gross margin improved to 50% in the second quarter of 2019, compared to 43% in the prior year quarter;

●	14 units were placed during the second quarter of 2019; 13 of which are ReWalk Personal and 1 ReStore;

●	Raised $20.2 million in gross proceeds in several fundraising events;

●	On May 29, 2019, the Company announced that the ReStore exo-suit for stroke rehabilitation has received CE mark, clearing it for sale to rehabilitation clinics in the European Union. We plan to offer direct purchase and third-party leasing programs for the ReStore in the European Union;

●	On June 4, 2019, we announced that the FDA cleared our ReStore soft exo-suit system for sale to rehabilitation centers across the United States. ReStore is the only soft exo-suit with FDA clearance, and is intended for use in the treatment of stroke survivors with mobility challenges. The patented soft exo-suit technology was originally developed at Harvard University’s Wyss Institute for Biologically Inspired Engineering where it also underwent initial clinical testing that demonstrated its potential to improve walking for stroke survivors.

Results of Operations for the Three and Six Months Ended June 30, 2019 and June 30, 2018

Our operating results for the three and six months ended June 30, 2019, as compared to the same periods in 2018, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$877	$1,770	$2,458	$3,349
Cost of revenues	442	1,003	1,097	1,900

Gross profit	435	767	1,361	1,449

Operating expenses:
Research and development, net	1,860	1,897	3,274	4,048
Sales and marketing	1,531	1,925	3,118	4,261
General and administrative	1,279	2,221	2,779	4,258

Total operating expenses	4,670	6,043	9,171	12,567

Operating loss	(4,235)	(5,276)	(7,810)	(11,118)
Financial expenses, net	353	522	771	1,007

Loss before income taxes	(4,588)	(5,798)	(8,581)	(12,125)
Income taxes (tax benefit)	(1)	(1)	6	(1)

Net loss	$(4,587)	$(5,797)	$(8,587)	$(12,124)

Net loss per ordinary share, basic and diluted	$(0.88)	$(4.42)	$(2.03)	$(9.65)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	5,213,446	1,310,870	4,236,788	1,256,514

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Revenues

Our revenues for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal units placed	13	21	27	43
Rehabilitation units placed	—	—	—	1
ReStore units placed	1	—	1	—
Total units placed	14	21	28	44

Personal unit revenues	$851	$1,770	$2,397	$3,269
Rehabilitation units revenues	—	—	—	80
ReStore unit revenues	26	—	61	—
Revenues	$877	$1,770	$2,458	$3,349

Revenues decreased by $893 thousand, or 50%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Revenues decreased by approximately $891 thousand, or 27%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in revenue for both three and six months ended June 30, 2019 was driven primarily by lower number of units placed with the VA for its ongoing clinical study.

In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the ReStore device to rehabilitation institutes.

Gross Profit

Our gross profit for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2018
	2019	2018	2019	2018
Gross profit	$435	$767	$1,361	$1,449

Gross profit was 50% of revenue for the three months ended June 30, 2019 compared to 43% for the three months ended June 30, 2018. Gross profit was 55% of revenue for the six months ended June 30, 2019 compared to 43% for the three months ended June 30, 2018. The increase in gross profit for the three and six months ended June 30, 2019 was mainly driven by higher average selling price due to change in sales mix.

We expect our gross profit to remain at current levels and potentially improve as we increase our sales volumes and decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we expect upon launch period of our new ReStore device and an increase in the cost of product parts.

Research and Development Expenses

Our research and development expenses, net, for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses, net	$1,860	$1,897	$3,274	$4,048

Research and development expenses, net, decreased $37 thousand, or 2%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Research and development expenses, net, decreased $774 thousand, or 19%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease is attributable to decreased costs associated with the development and clinical study costs of our ReStore soft suit exoskeleton, offset with increased one-time milestones related expenses under the License Agreement in the three months ended June 30, 2019.

We intend to focus our research and development expenses in the near term primarily on the ReStore product on-going support for stroke patients and in the longer term on a “soft suit” exoskeleton for additional indications affecting the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance as well as the next generation of our current ReWalk device.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales and marketing expenses	$1,531	$1,925	$3,118	$4,261

Sales and marketing expenses decreased $394 thousand, or 20%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Sales and marketing expenses decreased $1,143 thousand, or 27%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease is driven by lower personnel and personnel-related costs and consulting expenses as result of our cost reduction efforts.

In the near term our sales and marketing expenses are expected to be driven by our efforts to commercialize the ReStore device and to increase reimbursement of the ReWalk Personal device, as we continue to pursue insurance claims on a case-by-case basis and invest in efforts to expand coverage.

General and Administrative Expenses

Our general and administrative expenses for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General and administrative expenses	$1,279	$2,221	$2,779	$4,258

General and administrative expenses decreased $942 thousand, or 42%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. General and administrative expenses decreased $1,479 thousand, or 35%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was driven by cash and non-cash compensation recorded in the three and six months ended June 30, 2018 related to severance accrual for the Company’s former chief financial officer, as well as higher legal expenses related to china market development activities that were recorded in the same prior periods.

Financial Expenses, Net

Our financial expenses, net, for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Financial expenses, net	$353	$522	$771	$1,007

Financial expenses, net, decreased $169 thousand, or 32%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Financial expenses, net, decreased $236 thousand, or 23%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease is attributable to decreased interest expenses related to the Loan Agreement with Kreos.

Income Taxes

Our income tax for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax (tax benefit)	$(1)	$(1)	$(6)	$(1)

Income taxes remained flat for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

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

As of June 30, 2019, the Company had cash and cash equivalents of $24 million. The Company has an accumulated deficit in the total amount of approximately $162 million as of June 30, 2019 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, future issuances of equity and debt securities, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company require more funds than anticipated during the next 12 months or in later periods.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements for the three and six months ended June 30, 2019 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities of our ReStore device as well as broadening third-party payor coverage , and (ii) research and development costs related to, in the shorter term, our ReStore device that will assist patients who had stroke, and, in the longer term, developing our next generation of ReWalk with design improvements and building upon our exo-suit technological platform to address new medical indications that affect the ability to walk including cerebral palsy, Parkinson’s disease and elderly assistance. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern.” in our 2018 Form 10-K.

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

On June 5, 2019 and June 6, 2019, the Company entered into warrant exercise agreements with certain institutional investors of warrants to purchase the Company’s ordinary shares, pursuant to which, Kreos agreed to exercise in cash their November 2018 warrants at the existing exercise price of $7.50 per share. Under the exercise agreements, the Company also agreed to issue to Kreos new warrants to purchase up to 480,000 ordinary shares at an exercise price of $7.50 per share and exercise period of five years.

As of June 30, 2019, the outstanding principal amount under the Kreos Loan Agreement was $7.9 million.

Equity Raises

Form S-3 Limitations

Since we filed our Form 10-K on February 17, 2017, we have been subject to limitations under the applicable rules of Form S-3, which constrain our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. Pursuant to these rules, as of August 9, 2019, we may not sell in primary offerings under our Form S-3 more than approximately $13.1 million in any 12-month period, unless and until we are no longer subject to these limitations. We will cease to be subject to these limitations once our public float exceeds $75 million. As of the date of this quarterly report, we have sold approximately $13.7 million in securities under our Form S-3 during the last 12 months, when we were subject to these restrictions and therefore, we currently cannot sell securities under our Form S-3. We will also recalculate the amount of this limitation if or when we conduct another takedown under Form S-3. Additionally, these limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. Our Form S-3 expires on May 23, 2022. With respect to our ATM Offering Program, because we have sold $15.7 million in the program since its inception, we could only raise up to a remaining $9.3 million using the program, subject to the $13.1 million limitation. Because of these limitations to raise capital in securities offerings above the limitation applicable to us for sales under Form S-3, we may be required to seek other methods of completing primary offerings, including, for example, under a registration statement on Form S-1 (which has no such size limitations), the preparation of which would be more time-consuming and costly, including due to potential SEC review. We may also conduct such offerings in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of the NASDAQ. Any such transactions could result in substantial dilution of shareholders’ interests.

Initial Public Offering and Follow-on Offerings

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

On November 20, 2018, the Company completed its follow-on public offering in which the Company issued and sold 728,019 units, each consisting of one ordinary share and one warrant to purchase one ordinary share. Each unit was sold to the public at a price of $7.5 per unit, additionally the Company issued and sold 1,050,373 pre-funded units, each unit was sold to the public at a price of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts and expenses, were $13.1 million (including proceeds from the exercise of 90,691 pre-funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the six months ended June 30, 2019 additional pre-funded warrants and warrants to purchase an aggregate 2,048,752 ordinary shares had been exercised, for additional proceeds of $12.4 million. As compensation for their role in the offering, the Company also issued to the underwriters warrants to purchase up to 106,680 ordinary shares, which are immediately exercisable starting on November 20, 2018 until November 15, 2023 at $9.375 per share. See Note 8b (2) above for more information about the Company’s follow-on public offering.

Equity Offering in the First Quarter of 2019

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

Equity Offerings in the Second Quarter of 2019

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

On June 5, 2019 and June 6, 2019, the Company entered into warrant exercise agreements with certain institutional investors whereby the Company issued warrants to purchase up to 1,464,665 ordinary shares with an exercise price of $7.50 per share, exercisable from June 5, 2019 or June 6, 2019 until June 5, 2024 or June 6, 2024, respectively. Additionally, the Company issued warrants to purchase up to 87,880 ordinary shares, with an exercise price of $9.375 per share, exercisable from June 5, 2019 until June 5, 2024, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our June 2019 warrant exercise agreement and concurrent private placement of warrants.

On June 12, 2019, the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of 833,334 ordinary shares, par value NIS 0.25 per share at $6.00 per ordinary share and warrants to purchase up to 416,667 ordinary shares with an exercise price of $6.00 per share, exercisable from June 12, 2019 until December 12, 2024, in a private placement that took place concurrently with our registered direct offering of ordinary shares in June 2019. Additionally, the Company issued warrants to purchase up to 50,000 ordinary shares, with an exercise price of $7.50 per share, exercisable from June 12, 2019 until June 10, 2024, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our June 2019 registered direct offering and concurrent private placement of warrants.

ATM Offering Program

On May 10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent. The $13.1 million cap on sales under our Form S-3 also applies to this ATM Offering Program. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on our behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Such sales may be made under our Form S-3 in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, directly on or through the Nasdaq Capital Market, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlies of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement, (ii) the date that is three years after a new registration statement on Form S-3 goes effective, (iii) our becoming ineligible to use Form S-3 and (iv) termination by the parties. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. We temporarily suspended use of the ATM Offering Program on February 20, 2019 to facilitate our February 2019 “best efforts” public offering. As of June 30, 2019, we had sold 302,092 ordinary shares under the ATM Offering Program for net proceeds to us of $14.5 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $471 thousand and had incurred total expenses of approximately $1,171 thousand in connection with the ATM Offering Program.

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

Subject to the limitations under Form S-3 due to our public float, we intend to continue using the at-the-market offering or similar continuous offering programs opportunistically to raise additional funds.

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

The closings of the Second Tranche and Third Tranche are subject to specified closing conditions, including the formation of a joint venture, the signing of a license agreement and a supply agreement and the successful production of certain ReWalk products, among others, with the Third Tranche Closing expected to occur by December 31, 2018 and no later than April 1, 2019. In light of the positions taken by Timwell during the negotiations on definitive joint venture and license agreements, we no longer believe that agreement can be reached on the basis of the original understandings reflected in our Investment Agreement with Timwell. We are currently in discussion with RealCan, Timwell’s affiliate, on alternative pathways that will allow us to commercialize our products in China through RealCan and its affiliates, and also provide for RealCan or an affiliate to invest in us. While we currently intend to continue pursuing negotiations on this modification, due to the various delays in the process and other barriers to closing, there is a significant risk that we will not reach agreement with RealCan on a modification of the original agreement. As we continue to view China as a market with key opportunities for products designed for stroke patients, we continue to evaluate potential relationships with other groups to penetrate the Chinese market.

Cash Flows for the Six Months Ended June 30, 2019 and June 30, 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(7,956)	$(9,068)
Net cash used in investing activities	—	(3)
Net cash provided by financing activities	22,473	3,579
Net cash flow	$14,517	$(5,492)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased to $8.0 million for the six months ended June 30, 2019 compared to $9.1 million for the six months ended June 30, 2018 primarily due to reduction in the operating costs offset with changes in working capital.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased to $22.5 million for the six months ended June 30, 2019 compared to $3.6 million provided by financing activities for the six months ended June 30, 2018, primarily due to the proceeds we received from equity raise activities in the six months ended June 30, 2019, which were higher than the proceeds we received equity raise activities for the six months ended June 30, 2018, as well as decrease in the loan repayments.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of June 30, 2019.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations (1)	$1,353	$1,353	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	3,263	1,175	2,088	—	—
Operating lease obligations (3)	2,601	668	1,212	721	—
Long-term debt obligations (4)	9,485	4,760	4,725	—	—
Total	$16,702	$7,956	$8,025	$721	$—

(1)

The Company depends on one contract manufacturer, Sanmina, for both the ReStore products and the SCI Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements. Additionally, we have purchase obligations to our raw material vendors related to the ReStore production, which began in the second quarter of 2019 following regulatory clearance.

(2)	As of June 30, 2019, our Collaboration Agreement is for a period of five years and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development and commercialization milestones depend on favorable clinical developments, sales and regulatory actions, some or all of which may not occur. These milestone payments are included in this “Contractual Obligations” table and recorded on our consolidated condensed balance sheet as of June 30, 2019. For more information, see Note 6 to our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

(3)	Our operating leases consist of leases for our facilities and motor vehicles.

(4)	Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos. For more information, see “-Liquidity and Capital Resources -Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” above.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.566:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 1.139 euro:$1:00, both of which were the applicable exchange rates as of June 30, 2019. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of June 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2019. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2018 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2019, we had an accumulated deficit in the total amount of approximately $162 million, and anticipate further losses in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations.

We intend to finance operating costs over the next 12 months with existing cash on hand, issuances of equity and/or debt securities, including issuances under our at-the-market offering program with Piper Jaffray & Co., or the ATM Offering Program, or a similar at-the-market or other continuous offering program, other future public or private issuances of securities, or through a combination of the foregoing. Although we have raised in aggregate approximately $24.4 million through equity transactions completed in February 2019, April 2019 and June 2019, we will also need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods, including if we cannot make our loan repayments under our loan agreement with Kreos Capital V (Expert Fund) Limited, or Kreos, or if we cannot raise sufficient funds from equity issuances, such as the ATM Offering Program. In addition, due to limitations under the rules of Form S-3, as of August 9, 2019, we may only sell up to approximately $13.1 million in primary offerings under an effective registration statement on Form S-3 during any 12-month period while we remain subject to these limitations. We will recalculate the amount of this limitation upon each takedown under the registration statement on Form S-3 effective at that point in time. Because we have already sold $15.7 million in the ATM Offering Program since its inception, we may only raise up to a remaining $9.3 million using the program, subject to the $13.1 million cap during any rolling 12-month period. As of August 9, 2019, we had sold approximately $13.7 million in securities under Form S-3 during the last 12 months, when we were subject to these restrictions and therefore, we currently cannot sell securities under our Form S-3. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Equity Raises” of our 2018 Form 10-K and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Equity Raises” of this Quarterly Report.

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

We previously considered our Investment Agreement with Timwell, under which there are remaining closings of 480,000 ordinary shares in exchange for gross proceeds of $15.0 million, as a potential ongoing source of liquidity. However, in light of the positions taken by Timwell during the negotiations on definitive joint venture and license agreements, we no longer believe that an agreement can be reached on the basis of the original understandings reflected in our Investment Agreement with Timwell. While we currently intend to continue pursuing negotiations on this modification, due to the various delays in the process and other barriers to closing there is a significant risk that we will not reach agreement with RealCan Ambrum Healthcare Industry Investment (Shenzhen) Partnership Enterprise (Limited Partnership), on a modification of the original agreement. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources- Timwell Private Placement” of our 2018 Form 10-K.

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

Sales of a substantial number of ordinary shares by us or our large shareholders, certain of whom may have registration rights, or dilutive exercises of a substantial number of warrants by our warrant-holders could adversely affect the value of our ordinary shares.

Sales by us or our shareholders of a substantial number of ordinary shares in the public market, or the perception that these sales might occur, could cause the value of our ordinary shares to decline or could impair our ability to raise capital through a future sale of our equity securities. Additionally, dilutive exercises of a substantial number of warrants by our warrant-holders, or the perception that such exercises may occur, could put downward price on the market price of our ordinary shares.

As of June 30, 2019, 2,853,299 ordinary shares were issuable pursuant to the exercise of warrants, with exercise prices ranging from $5.14 to $118.75 per warrant, issued in private and registered offerings of ordinary shares and warrants in November 2016, November 2018, February 2019, April 2019 and June 2019. There were also 6,679 ordinary shares issuable pursuant to the exercise of warrants granted to Kreos in connection with the Loan Agreement in January and December 2016, with an exercise price that is now set to $7.5 per warrant. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Equity Raises.”

Additionally, pursuant to our Amended and Restated Shareholders’ Rights Agreement, dated July 14, 2014, with certain of our shareholders, as of December 31, 2018, the beneficial owners of approximately 117,576 of our ordinary shares, including entities and individuals associated with SCP Vitalife Partners II, L.P., or Vitalife and Yaskawa, were entitled to require that we register their shares under the Securities Act for resale into the public markets. We have also entered into a registration rights agreement with Timwell to register under the Securities Act its privately-placed ordinary shares, 160,000 of which are currently outstanding. All 277,576 currently outstanding shares are registered on our Form S-3. For more information regarding the status of the Timwell transaction, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Timwell Private Placement.” Additionally, the Company is obligated to use commercially reasonable efforts to register the 1,464,665 warrants that were issued in connection with the June 2019 warrants exercise transaction.

All shares sold pursuant to an offering covered by a registration statement would be freely transferable. With respect to the outstanding warrants, there may be certain restrictions on the holders to sell the underlying ordinary shares to the extent they are restricted securities, held by “affiliates” or would exceed certain ownership thresholds. Certain of our largest shareholders, may also have limitations under Rule 144 under the Securities Act on the resale of certain ordinary shares they hold unless they are registered for resale under the Securities Act. Despite these limitations, if we, our existing shareholders or their affiliates sell a substantial number of the above-mentioned ordinary shares in the public market, the market price of our ordinary shares could decrease significantly. Shareholders may also incur substantial dilution if holders of our warrants exercise their warrants to purchase ordinary shares, which could lower the market price of our ordinary shares. Any such decrease could impair the value of your investment in us.

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

Although we have regained compliance with Rule 5550(b), with shareholders’ equity of approximately $17.3 million as of June 30, 2019, Nasdaq will continue to monitor our ongoing compliance with the shareholders’ equity requirement. If our quarterly or annual report for a subsequent fiscal period does not evidence such compliance, we may become immediately subject to delisting without a cure period. We would be permitted to appeal any delisting determination to a Nasdaq Hearings Panel, and our ordinary shares would remain listed on the Nasdaq Capital Market pending the panel’s decision after the hearing. If we do not appeal the delisting determination or do not succeed in such an appeal, our ordinary shares would be removed from trading on the Nasdaq Capital Market.

As explained in our compliance plan submitted to Nasdaq, in an effort to maintain compliance with Rule 5550(b) throughout the remainder of 2019, we intend to maintain lower expenses and sufficient cash balances, using the cash we raised in public and private placements of our securities in the second quarter of 2019. However, if we cannot maintain the requisite cash levels for a compliant amount of shareholders’ equity, our ordinary shares may be at serious risk of immediate delisting. Any delisting determination could seriously decrease or eliminate the value of an investment in our ordinary shares and other securities linked to our ordinary shares. While an alternative listing on an over-the-counter exchange could maintain some degree of a market in our ordinary shares, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our ordinary shares; reduced liquidity with respect to our ordinary shares; a determination that our ordinary shares are “penny stock” under SEC rules, subjecting brokers trading our ordinary shares to more stringent rules on disclosure and the class of investors to which the broker may sell the ordinary shares; limited news and analyst coverage, in part due to the “penny stock” rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large shareholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our ordinary shares.

We recently amended our articles of association to increase our authorized share capital. There are certain risks associated with this increase.

In late March 2019, following the receipt of shareholder approval, we filed the Third Amended and Restated Articles of Association of the Company with the Registrar of Companies of the State of Israel to increase the Company’s authorized share capital after the effect of the reverse share split (as well as to reflect the reverse share split itself). As a result of the amendment, the total number of ordinary shares the Company is authorized to issue changed from 250,000,000 shares to 60,000,000 shares and the authorized share capital of the Company changed from NIS 2,500,000 to NIS 15,000,000 (representing proportional increases after giving effect to the reverse share split that was effected on April 1, 2019). The objective of the increase in authorized share capital was to maintain our flexibility following the reverse share split to conduct future issuances of our ordinary shares, in the ordinary course from time to time, to fund our operations, consistent with our historical practice of raising financing through equity and debt issuances.

Although the purpose of the increase in authorized share capital was to preserve our capital-raising position, these additional shares may also be issued in the future for other purposes, such as compensation, giving rise to further opportunities for dilution. Future issuances of ordinary shares will dilute the voting power and ownership of our existing shareholders, and, depending on the amount of consideration received in connection with the issuance, could also reduce shareholders’ equity on a per-share basis. Due to the increase in authorized capital, the dilution to the ownership interest of our existing shareholders may be greater than would occur had the increase not been effected.

The newly-available authorized shares resulting from the reverse share split may have the potential to limit the opportunity for our shareholders to dispose of their ordinary shares at a premium. We currently do not have any acquisitions or other major transactions planned that would require us to increase our authorized share capital, and our board does not intend to use the increase of the newly-authorized reserve as an anti-takeover device. However, the authorized shares could, in theory, also be used to resist or frustrate a third-party transaction that is favored by a majority of the independent shareholders (for example, by permitting issuances that would dilute the share ownership of a person seeking to effect a change in the composition of the board or management of the Company or contemplating a tender offer or other transaction for the combination of the Company with another company).

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

Risks Related to Government Regulation

We have submitted medical device reports, or MDRs, to the FDA (and equivalent authorities outside of the United States) for numerous serious injuries relating to use of the ReWalk Personal system, and have initiated a voluntary correction related to certain use instructions in the device’s labeling, which the FDA classified as a Class II recall. If our product may have caused or contributed to a death or a serious injury, or if our product malfunctioned and the malfunction’s recurrence would be likely to cause or contribute to a death or serious injury, we must comply with the FDA’s MDR regulations (and equivalent authorities outside of the United States), which could result in voluntary corrective actions or enforcement actions, such as mandatory recalls.

Under the FDA’s MDR regulations, we are required to report to the FDA information that reasonably suggests a product we market may have caused or contributed to a death or serious injury or malfunctioned and our product or a similar device marketed by us would be likely to cause or contribute to death or serious injury if the malfunction were to recur. In addition, all manufacturers placing medical devices on the market in the European Union are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. Between 2013 and 2017, we submitted a number of MDRs to the FDA to report incidents in which ReWalk Personal users sustained falls or fractures. The FDA sent us letters requesting additional information relating to these MDRs submitted in 2017, including a request for a failure analysis. In August 2017, we initiated a voluntary correction for the ReWalk device that related to certain use instructions to reduce the risk of fractures and submitted a report to the FDA under 21 CFR Part 806. Under Part 806, manufacturers and importers are required to make a report to the FDA of any correction or removal of a device if the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the U.S. Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health. In 2018, we submitted additional MDRs for fractures that occurred in foreign countries between 2015 and 2018. In addition, in 2018 and 2019, we submitted MDRs for fractures that occurred in the United States and Europe.

In June 2018, we received a letter from the FDA agreeing with our decision to initiate a corrective action for the ReWalk, classifying the recall action as a Class II recall, and requesting that we make regular status reports to the FDA regarding our progress. While the FDA has statutory authority to require a recall, most recalls are undertaken voluntarily when a medical device is defective, when it could present a risk to health, or when it is both defective and presents a risk to health. In January 2019, we also submitted a recall termination request to the FDA. This request remains under FDA review and we responded to a request for follow-up information in July 2019. In September 2018, we submitted to the FDA revised labeling that incorporates the revised use instructions intended to prevent fractures as a special 510(k); The special 510(k) was not accepted by FDA because it was administratively incomplete, and we recently withdrew the submission. We are currently finalizing additional changes to the ReWalk device, and plan to submit a new 510(k) to the FDA for both the revised labeling/use instructions and such additional changes to the device by the end of 2019. We are also planning to submit a revised technical file with the additional device changes to the EU notified body by the end of September 2019.

Additional fractures or other adverse events may occur in the future that may require us to report to the FDA pursuant to the MDR regulations (or other governmental authorities pursuant to equivalent outside of the United States regulations), and/or to initiate a removal, correction, or other action. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer letters, or in an FDA enforcement action, such as a mandatory recall, notification to healthcare professionals and users, warning letter, seizure, injunction, or import alert. In addition, failure to report such adverse events to appropriate government authorities on a timely basis, or at all, could result in enforcement action against us. Any action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require financial resources and distract management, and may harm our reputation and financial results.

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

As of June 30, 2019, we had four active centers participating in the study (a fifth site is on hold), but only two sites have successfully enrolled patients. Twelve subjects have enrolled in the study, one has completed the study, and four are using the device in the community. This is substantially below the required number of patients included in our study protocol, currently leading the FDA to label our progress as “inadequate.” We are in ongoing communications with the FDA regarding how to address the inadequate progress. However, there can be no assurance that we will be able to satisfy the postmarket study requirements. If we cannot meet FDA requirements for the postmarket study or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 37.6% of our revenues in the six months ended June 30, 2019 from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2019).
4.1	Form of purchaser warrant issued in connection with the April 2019 “registered direct” offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 5, 2019).
4.2	Form of placement agent warrant issued in connection with the April 2019 “registered direct” offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 5, 2019).
4.3	Form of private placement warrant issued in connection with the June 2019 warrants exercise (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 11, 2019).
4.4	Form of placement agent warrant issued in connection with the June 2019 warrants exercise (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 11, 2019).
4.5	Form of purchaser warrant issued in connection with the June 2019 “registered direct” offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 12, 2019).
4.6	Form of placement agent warrant issued in connection with the June 2019 “registered direct” offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 12, 2019).
10.1	ReWalk Robotics Ltd. 2014 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 1, 2019).**
10.2	Form of securities purchase agreement in connection with the April 2019 “registered direct” offering (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2019).
10.3	Amendment No. 1 to Equity Distribution Agreement, dated May 9, 2019, between the Company and Piper Jaffray & Co., as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2019).
10.4	Form of warrant exercise agreement in connection with the June 2019 warrants exercise (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 11, 2019).
10.5	Form of securities purchase agreement in connection with the June 2019 “registered direct” offering (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 12, 2019).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith.

**	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: August 9, 2019	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: August 9, 2019	By:	/s/ Ori Gon
Ori Gon
Chief Financial Officer
(Principal Financial and Accounting Officer)