Form 10-Q
period 2019-09-30
ReWalk Robotics Ltd.
filed 2019-11-13
CIK 1607962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 13, 2019 the Registrant had outstanding 7,305,151 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,410	$9,546
Trade receivable, net	572	758
Prepaid expenses and other current assets	1,175	693
Inventories	2,980	2,240
Total current assets	25,137	13,237

LONG-TERM ASSETS

Restricted cash and other long term assets	1,045	1,099
Operating lease right-of-use assets	1,764	—
Property and equipment, net	480	626
Total long-term assets	3,289	1,725
Total assets	$28,426	$14,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long term loan	$4,443	$1,722
Current maturities of operating leases	612	—
Trade payables	3,043	2,328
Employees and payroll accruals	594	650
Deferred revenues	339	237
Other current liabilities	428	445
Total current liabilities	9,459	5,382

LONG-TERM LIABILITIES
Long term loan, net of current maturities	2,983	6,965
Deferred revenues	509	431
Non-current operating leases	1,293	—
Other long-term liabilities	67	239
Total long-term liabilities	4,852	7,635

Total liabilities	14,311	13,017

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 60,000,000 shares at September 30, 2019 and 10,000,000 shares at December 31, 2018; Issued and outstanding: 7,300,072 and 2,813,087 shares at September 30, 2019 and December 31, 2018, respectively (1)	503	193
Additional paid-in capital	178,506	154,670
Accumulated deficit	(164,894)	(152,918)
Total shareholders’ equity	14,115	1,945
Total liabilities and shareholders’ equity	$28,426	$14,962

(1)	Reflects one-for-twenty-five reverse share split that became effective on April 1, 2019. See Note 7a to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$1,234	$1,617	$3,692	$4,966
Cost of revenues	585	855	1,682	2,755

Gross profit	649	762	2,010	2,211

Operating expenses:
Research and development, net	1,018	1,597	4,292	5,645
Sales and marketing	1,453	1,926	4,571	6,187
General and administrative	1,209	1,362	3,988	5,620

Total operating expenses	3,680	4,885	12,851	17,452

Operating loss	(3,031)	(4,123)	(10,841)	(15,241)
Financial expenses, net	360	405	1,131	1,412

Loss before income taxes	(3,391)	(4,528)	(11,972)	(16,653)
Income taxes (tax benefit)	(2)	5	4	4

Net loss	$(3,389)	$(4,533)	$(11,976)	$(16,657)

Net loss per ordinary share, basic and diluted	$(0.46)	$(3.19)	$(2.27)	$(12.7)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	7,290,791	1,419,355	5,284,451	1,311,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

(In thousands, except share data)

	Ordinary Share			Additional paid-in	Accumulated	Total shareholders’ equity
	Number	Amount		capital	deficit	(deficiency)
Balance as of July 1, 2018	1,419,355	100		142,003	(143,367)	(1,264)
Share-based compensation to employees and non-employees	—	—		523	—	523
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $39	3,542	*	)	53	—	53
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	2,986	*	)	—	—	—
Net loss	—	—		—	(4,533)	(4,533)
Balance as of September 30, 2018	1,425,883	100		142,579	(147,900)	(5,221)

Balance as of July 1, 2019	7,289,110	503		178,270	(161,505)	17,268
Share-based compensation to employees and non-employees	—	—		236	—	236
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	10,962	*	)	—	—	—
Net loss	—	—		—	(3,389)	(3,389)
Balance as of September 30, 2019	7,300,072	503		178,506	(164,894)	14,115

*)	Represents an amount lower than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Ordinary Share			Additional paid-in	Accumulated	Total shareholders’ equity
	Number	Amount		capital	deficit	(deficiency)
Balance as of January 1, 2018	1,200,146	84		134,843	(131,220)	3,707
Cumulative effect to accumulated deficit from adoption of a new accounting standard	—	—		—	(23)	(23)
Share-based compensation to employees and non-employees	—	—		2,342	—	2,342
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	11,140	*	)	—	—	—
Issuance of ordinary shares in investment agreement, net of issuance expenses in an amount of $830	164,715	12		4,283	—	4,295
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $237	49,882	4		1,111	—	1,115
Net loss	—	—		—	(16,657)	(16,657)
Balance as of September 30, 2018	1,425,883	100		142,579	(147,900)	(5,221)

Balance as of January 1, 2019	2,813,087	193		154,670	(152,918)	1,945
Share-based compensation to employees and non-employees	—	—		869	—	869
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	27,985	1		—	—	1
Issuance of ordinary shares in a “best efforts” offering, net of issuance expenses in the amount of $686 (1)	760,000	52		3,632	—	3,684
Exercise of pre-funded warrants and warrants (1) (2)	584,087	40		1,461	—	1,501
Issuance of ordinary shares in a “Registered Direct” offerings, net of issuance expenses in the amount of $1,125 (1)	1,650,248	115		8,010	—	8,125
Issuance of ordinary shares in a “Warrant exercise” agreement, net of issuance expenses in the amount of $1,019 (1)	1,464,665	102		9,864	—	9,966
Net loss	—	—		—	(11,976)	(11,976)
Balance as of September 30, 2019	7,300,072	503		178,506	(164,894)	14,115

*)	Represents an amount lower than $1.

(1)	See Note 7f to the condensed consolidated financial statements

(2)	See Note 7d to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows used in operating activities:
Net loss	$(11,976)	$(16,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	242	351
Share-based compensation to employees and non-employees	869	2,342
Deferred taxes	(67)	(13)
Financial expenses related to long term loan	—	133
Changes in assets and liabilities:
Trade receivables, net	186	(83)
Prepaid expenses, operating lease right-of-use assets and other assets	(397)	189
Inventories	(828)	1,171
Trade payables	625	491
Employees and payroll accruals	(56)	(202)
Deferred revenues and advances from customers	180	192
Other liabilities	(3)	(88)
Net cash used in operating activities	(11,225)	(12,174)

Cash flows used in investing activities:
Purchase of property and equipment	(8)	(3)
Net cash used in investing activities	(8)	(3)

Cash flows from financing activities:
Repayment of long term loan	(1,261)	(3,063)
Issuance of ordinary shares in at-the-market offering, net of issuance expenses paid in the amount of $123 (1)	—	1,229
Issuance of ordinary shares in investment agreement, net of issuance expenses in an amount of $343 (1)	—	4,657
Issuance of ordinary shares in a “best efforts” offering, net of issuance expenses in the amount of $ 686 (1)	3,684	—
Issuance of ordinary shares in a “registered direct” offerings, net of issuance expenses in the amount of $1,035 (1)	8,215	—
Issuance of ordinary shares in a “warrant exercise” agreement, net of issuance expenses in the amount of $ 1,019 (1)	9,966	—
Exercise of pre-funded warrants and warrants (1) (2)	1,429	—
Net cash provided by financing activities	22,033	2,823

Increase (decrease) in cash, cash equivalents, and restricted cash	10,800	(9,354)
Cash, cash equivalents, and restricted cash at beginning of period	10,347	15,423
Cash, cash equivalents, and restricted cash at end of period	$21,147	$6,069
Supplemental disclosures of non-cash flow information
At-the-market offering expenses not yet paid	$—	$114
Investment agreement issuance cost not yet paid	$—	$362
“Registered direct” offerings issuance cost not yet paid (1)	$90	—
Classification of other current assets to property and equipment, net	$—	$236
Classification of inventory to property and equipment, net	$88	$—
Cashless exercise of pre-funded warrants (1) (2)	$72	$—
Initial recognition of operating lease right-of-use assets	$2,099	$—
Initial recognition of operating lease liabilities	$(2,249)	$—
Supplemental cash flow information:
Cash and cash equivalents	$20,410	$5,230
Restricted cash included in other long term assets	737	839
Total Cash, cash equivalents, and restricted cash	$21,147	$6,069

(1)	See Note 7f to the condensed consolidated financial statements.

(2)	See Note 7d to the condensed consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:-	GENERAL

a.	ReWalk Robotics Ltd. (“RRL”, and together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Israel on June 20, 2001 and commenced operations on the same date.

b.	RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics Inc. (“RRI”) incorporated under the laws of Delaware on February 15, 2012 and (ii) ReWalk Robotics GMBH. (“RRG”) incorporated under the laws of Germany on January 14, 2013.

c.	The Company is designing, developing and commercializing robotic exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. The Company has developed and is continuing to commercialize the ReWalk, an exoskeleton designed for individuals with paraplegia that uses our patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. The ReWalk system consists of a light wearable brace support suit which integrates motors at the joints, rechargeable batteries, an array of sensors and a computer-based control system to power knee and hip movement. There are currently two types of ReWalk products: ReWalk Personal and ReWalk Rehabilitation. ReWalk Personal is designed for everyday use by individuals at home and in their communities and is custom-fitted for each user. ReWalk Rehabilitation is designed for the clinical rehabilitation environment where it provides individuals access to valuable exercise and therapy. Additionally, the Company developed and, in June 2019, started to commercialize the ReStore following receipt of European Union CE mark and United States Food and Drug Administration (“FDA”). The ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke.

d.	On March 27, 2019, the Board of Directors of the Company authorized a reverse share split of the Company’s issued and outstanding common shares at a ratio of 1-for-25, which became effective on April 1, 2019. At the effective time, every twenty-five shares of the Company’s common shares that were issued and outstanding were automatically combined into one issued and outstanding share, the par value per share of the ordinary shares changed to NIS 0.25. All authorized, issued and outstanding share and per share amounts contained in the accompanying Condensed Consolidated Financial Statements have been adjusted to reflect this reverse share split for all prior periods presented. All share and per share data included in these condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	The Company has an accumulated deficit in the total amount of approximately $165 million as of September 30, 2019 and negative cash flow from operations of $11 million, and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2019 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2:-	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s (i) consolidated financial position as of September 30, 2019, (ii) consolidated results of operations for the three and nine months ended September  30, 2019 and (iii) consolidated statements of changes in shareholders’ equity (deficiency) (iv) consolidated cash flows for the nine months ended September  30, 2019. The results for the three and nine months periods ended September 30, 2019, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Disaggregation of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Units placed	$1,104	$1,544	$3,350	$4,744
Spare parts and warranties	130	73	342	222
Total Revenues	$1,234	$1,617	$3,692	$4,966

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

The ReStore device is offered with two-year warranty which are considered as assurance type warranty.

Contract balances

	September 30,	December 31,
	2019	2018
Trade receivable, net (1)	$572	$758
Deferred revenues (1) (2)	$848	$668

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	$223 thousand of December 31, 2018 deferred revenues balance were recognized as revenues during the nine months ended September 30, 2019.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

The Company’s unfilled performance obligations as of September 30, 2019 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $893 thousand, which is fulfilled over one to five years.

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

Upon adoption of this standard on January 1, 2019, the Company recorded right–of–use assets and corresponding lease liabilities of $2,099 and $2,249, respectively. As of September 30, 2019, the right–of–use assets and corresponding lease liabilities in the Company’s condensed consolidated balance sheets were $1,764 and $1,905, respectively. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or cash flows. See also note 5b - Lease commitment.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	September 30,		December 31,
	2019		2018
Customer A	19%		*	)
Customer B	18%		*	)
Customer C	18%		*	)
Customer D	16%		*	)
Customer E	14%		*	)
Customer F	*	)	28%
Customer G	*	)	15%
Customer H	*	)	14%
Customer I	*	)	13%
Customer J	*	)	12%

*)	Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of September 30, 2019 and December 31, 2018 trade receivables are presented net of allowance for doubtful accounts in the amount of $31 thousand and $32 thousand, respectively, and net of sales return reserve of $86 thousand and $105 thousand as of September 30, 2019 and December 31, 2018, respectively.

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

US Dollars in thousands
Balance at December 31, 2018	$304
Provision	142
Usage	(201)
Balance at September 30, 2019	$245

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:-	INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Finished products	$2,208	$2,240
Raw materials	772	—
	$2,980	$2,240

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of September 30, 2019, non-cancelable outstanding obligations to the Company’s contract manufacturer and raw material vendors amounted to approximately $1.6 million.

b.	Operating lease commitment:

(i)	The Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2019 and 2023. A portion of our facilities leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)	RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2019 and 2022. A subset of our cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $38 thousand as of September 30, 2019.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2019 are as follows (in thousands):

2019	$164
2020	627
2021	619
2022	568
2023	439
Total lease payments	2,417
Less: imputed interest	(512)
Present value of future lease payments	1,905
Less: current maturities of operating leases	(612)
Non-current operating leases	$1,293
Weighted-average remaining lease term (in years)	3.29
Weighted-average discount rate	12.5%

Lease expense under the Company’s operating leases were $185 thousand and $182 thousand for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018 the lease expense were $560 thousand and $561 thousand, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (the “IIA”) and Israel-U.S. Binational Industrial Research and Development Foundation (the “BIRD”). Since the Company’s inception through September 30, 2019, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty bearing grants (as of September 30, 2019, the Company paid royalties to the IIA in the total amount of $50 thousand), while a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after our initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required. The Company was obligated to pay royalties to BIRD amounting to 5% of the sales of the products and other related revenues generated from such projects, up to 150% of the grants received.

Additionally, the License Agreement requires the Company to pay Harvard royalties on net sales, See note 6 below for more information about the Collaboration Agreement and the License Agreement.

During the three and nine months ended September 30, 2019, $8 and $13 thousand, respectively, were recorded as royalties expenses in cost of revenues. No royalties expenses were recorded during the three and nine months ended September 30, 2018.

As of September 30, 2019, the contingent liability to the IIA amounted to $1.5 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

The Company’s other long-term assets in the amount of $737 thousand have been pledged to third parties as a security in respect to lease agreements. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

Between September 2016 and January 2017, eight putative class actions were commenced on behalf of alleged shareholders that purchased or acquired the Company’s ordinary shares pursuant and/or traceable to the registration statement on Form F-1 (File No. 333-197344) used in connection with the Company’s initial public offering (the “IPO”). As of September 30, 2019, seven were dismissed and were not appealed within the deadline for appeal and one, which commenced in the United States District Court for the District of Massachusetts (the “District Court”), was partially dismissed and timely appealed. These actions involved or involve claims under various sections of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against the Company, certain of the Company’s current and former directors and officers, the underwriters of the IPO and certain other defendants.

As cited above, the action commenced in the District Court, alleging violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, was partially dismissed on August 23, 2018. In particular, the District Court granted the motion to dismiss the claims under Sections 11 and 15 of the Securities Act, finding that the plaintiff failed to plead a false or misleading statement in the IPO registration statement. The District Court did not address the claims under Sections 10(b) and 20(a) of the Exchange Act because, as a result of the dismissal of the claims under the Securities Act, the lead plaintiff lacked standing to pursue those claims. On September 10, 2018, the lead plaintiff sought leave to amend his complaint to add a new plaintiff that purportedly has standing to pursue Exchange Act claims, and the Company opposed the motion to amend on September 24, 2018. On May 16, 2019, the court denied the plaintiff’s motion to amend and the complaint was dismissed. The plaintiff timely appealed to the United States Court of Appeals for the First Circuit.  The plaintiffs filed their appellate brief and the Company’s opposition is due on December 20, 2019.

Based on information currently available and the current stage of the litigation, we are unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the remaining lawsuit in the District Court; therefore, no litigation reserve has been recorded in our condensed consolidated balance sheets as of September 30, 2019. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times if and when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

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

The License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of September 30, 2019, the Company achieved three of the milestones which represent all development milestones under the License Agreement. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company’s total payment obligation under the Collaboration Agreement and the License Agreement is $7.2 million, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expenses in the amount of $252 thousand and $1,364 thousand which are part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three and nine months ended September 30, 2019, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

NOTE 7:-	SHAREHOLDERS’ EQUITY

a.	Reverse share split:

On March 27, 2019, the Company’s shareholders approved (i) a reverse share split within a range of 1:8 to 1:32, to be effective at the ratio and on a date to be determined by the Board of Directors, and (ii) amendments to the Company’s Articles of Association authorizing an increase in the Company’s authorized share capital (and corresponding authorized number of ordinary shares, proportionally adjusting such number for the reverse share split) by up to NIS 17.5 million. Following the shareholder approval, an authorized committee of the Board of Directors of the Company approved a one-for-twenty-five reverse share split of the Company’s ordinary shares, and the Company filed the Third Amended and Restated Articles of Association of the Company with the Registrar of Companies of the State of Israel to effect the reverse share split and to increase the Company’s authorized share capital after the effect of the reverse share split. The reverse share split became effective on April 1, 2019. Additionally, effective at the same time, the total number of ordinary shares the Company is authorized to issue changed from 250,000,000 shares to 60,000,000 shares, the par value per share of the ordinary shares changed to NIS 0.25 and the authorized share capital of the Company changed from NIS 2,500,000 to NIS 15,000,000. All share and per share data included in these condensed consolidated financial statements, for periods before the three months ended September 30, 2019, give retroactive effect to the reverse stock split.

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

As of September 30, 2019, and December 31, 2018, the Company had reserved 9,362 and 52,298 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company’s 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

The fair value for options granted during the nine months ended September 30, 2019 and 2018 was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Expected volatility	57.5%	57.07 - 61.12%
Risk-free rate	2.22%	2.74% - 2.83%
Dividend yield	—%	—%
Expected term (in years)	6.11	6.11
Share price	$5.37	$25.50 - 28.75

The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant.

A summary of employee share options activity during the nine months ended September 30, 2019 is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the period	72,655	$47.70	6.37	$114
Granted	12,425	5.37
Exercised	—	—
Forfeited	(7,170)	41.80
Options outstanding at the end of the period	77,910	$41.46	6.38	$230

Options exercisable at the end of the period	45,530	$55.80	4.62	$—

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employee RSUs activity during the nine months ended September 30, 2019 is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs at the beginning of the period	26,093	$48.78
Granted	87,436	4.69
Vested	(27,618)	7.27
Forfeited	(10,875)	18.42
Unvested RSUs at the end of the period	75,036	$42.60

The weighted average grant date fair value of options granted during the nine months ended September 30, 2019 and 2018 were $2.98 and $15.25, respectively. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2019 and 2018 were $4.69 and $27.25, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, there were $1.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s 2012 Equity Incentive Plan and its 2014 Plan. This cost is expected to be recognized over a period of approximately 1.77 years.

The number of options and RSUs outstanding as of September 30, 2019 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of September 30, 2019	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of September 30, 2019	Weighted average remaining contractual life (years) (1)
RSUs only	75,036	—	—	—
$5.37	12,425	9.50	—	—
$20.42 - $33.75	37,691	6.46	20,981	4.78
$37.14 - $38.75	12,476	3.50	12,476	3.50
$50 - $52.5	11,395	5.94	8,158	5.25
$182.5 - $524.25	3,923	6.04	3,915	6.03
	152,946	6.80	45,530	4.62

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based awards to non-employee consultants:

As of September 30, 2019, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2019:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.500	4,771	See footnote (1)
November 1, 2016 (2)	97,496	$118.750	97,496	November 1, 2021
December 28, 2016 (3)	1,908	$7.500	1,908	See footnote (1)
November 20, 2018 (4)	126,839	$7.500	126,839	November 20, 2023
November 20, 2018 (5)	106,680	$9.375	106,680	November 15, 2023
February 25, 2019 (6)	45,600	$7.187	45,600	February 21, 2024
April 5, 2019 (7)	408,457	$5.140	408,457	October 7, 2024
April 5, 2019 (8)	49,015	$6.503	49,015	April 3, 2024
June 5, 2019 and June 6, 2019 (9)	1,464,665	$7.500	1,464,665	June 5, 2024
June 5, 2019 (10)	87,880	$9.375	87,880	June 5, 2024
June 12, 2019 (11)	416,667	$6.000	416,667	December 12, 2024
June 10, 2019 (12)	50,000	$7.500	50,000	June 10, 2024
	2,859,978		2,859,978

(1)	Represents warrants for ordinary shares issuable upon an exercise price of $7.5 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of September 30, 2019.

(2)	Represents warrants issued as part of our follow-on offering in November 2016. At any time, the board of directors may reduce the exercise price of the warrants to any amount and for any period of time it deems appropriate.

(3)	Represents common warrants that were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 1 for exercisability terms.

(4)	Represents common warrants that were issued as part of our follow-on offering in November 2018. As of September 30, 2019, warrants to purchase an aggregate 1,651,537 ordinary shares had been exercised.

(5)	Represents common warrants that were issued to the underwriters as compensation for their role in our follow-on offering in November 2018.

(6)	Represents warrants that were issued to the exclusive placement agent as compensation for its role in our follow-on offering in February 2019.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in April 2019.

(8)	Represents warrants that were issued to the placement agent as compensation for its role in our April 2019 registered direct offering.

(9)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement on June 5, 2019 and June 6, 2019, respectively.

(10)	Represents warrants that were issued to the placement agent as compensation for its role in our June 2019 warrant exercise agreement and concurrent private placement of warrants.

(11)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement in June 2019.

(12)	Represents warrants that were issued to the placement agent as compensation for its role in our June 2019 registered direct offering and concurrent private placement of warrants.

e.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cost of revenues	$9	$11
Research and development, net	161	330
Sales and marketing	140	352
General and administrative	559	1,649
Total	$869	$2,342

f.	Equity raise:

1.	At-the-market offering program:

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

From the inception of the ATM Offering Program in May 2016 until September 30, 2019, the Company had sold 302,092 ordinary shares under the ATM Offering Program for gross proceeds of $15.7 million and net proceeds to the Company of $14.5 million (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation for the fixed commission rate of 3.0% in the aggregated amount of $471 thousand and had incurred total expenses (including such commissions) of approximately $1.2 million in connection with the ATM Offering Program.

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

In light of the positions taken by Timwell during the negotiations on definitive joint venture and license agreements, we no longer believe that agreement can be reached on the basis of the original understandings reflected in our Investment Agreement with Timwell. Although we generally remain in dialogue with RealCan, Timwell’s affiliate, on alternative pathways that will allow us to commercialize our products in China through RealCan and its affiliates, and also provide for RealCan or an affiliate to invest in us. Due to the current lack of communication, various delays in the process and other barriers to closing, there is a significant risk that we will not reach agreement with RealCan on a modification of the original agreement. As we continue to view China as a market with key opportunities for products designed for stroke patients, we continue to evaluate potential relationships with other groups to penetrate the Chinese market.

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

NOTE 8:-	FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency transactions and other	$(10)	$(13)	$(50)	$26
Financial expenses related to loan agreement with Kreos	365	414	1,155	1,364
Bank commissions	5	4	26	22
	$360	$405	$1,131	$1,412

NOTE 9:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues based on customer’s location:
Israel	$—	$—	$2	$—
United States	569	962	1,492	3,231
Europe	665	553	2,162	1,567
Asia-Pacific	—	2	36	10
Latin America	—	—	—	58
Africa	—	100	—	100
Total revenues	$1,234	$1,617	$3,692	$4,966

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30,	December 31,
	2019	2018
Long-lived assets by geographic region (*):
Israel	$178	$206
United States	227	330
Germany	75	90
	$480	$626

(*)	Long-lived assets are comprised of property and equipment, net.

	Nine Months Ended September 30,
	2019	2018
Major customer data as a percentage of total revenues:
Customer A	13.13%	47.7%

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

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “quarterly report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in this section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

●	our ability to secure capital from equity and debt financings in light of limitations under any effective registration statement on Form S-3, the price range of our ordinary shares and conditions in the financial markets, and the risk that such financings may dilute our shareholders or restrict our business;

●	the risk of substantial dilution resulting from other periodic issuances of our ordinary shares, including pursuant to warrant exercises;

●	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that its ordinary shares will be delisted if we cannot do so;

●	the risk of dilution following the recently-effected increase in authorized share capital;

●	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets, expand to new markets and achieve our planned expense reductions;

●	our management’s conclusion, and our independent registered public accounting firm’s statement in its opinion relating to our consolidated financial statements for the fiscal year ended December 31, 2018, that there is a substantial doubt as to our ability to continue as a going concern;

●	our ability to maintain and grow our reputation and the market acceptance of our products;

●	our ability to achieve reimbursement from third-party payors for our products;

●	our limited operating history and our ability to leverage our sales, marketing and training infrastructure;

●	our expectations as to our clinical research program and clinical results;

●	our ability to improve our products and develop new products;

●	our ability to repay our secured indebtedness;

●	the outcome of ongoing shareholder class action litigation relating to our initial public offering (“IPO”);

●	our compliance with medical device reporting regulations to report adverse events involving our products and the potential impact of such adverse events on ReWalk’s ability to market and sell its products;

●	our ability to gain and maintain regulatory approvals;

●	our expectations as to the results of the FDA’s potential regulatory developments with respect to our mandatory 522 postmarket surveillance study;

●	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

●	the risk of a cybersecurity attack or breach of our IT systems significantly disrupting our business operations;

●	our ability to use effectively the proceeds of our offerings of securities;

●	our ability to establish a pathway to commercialize our products in China;

●	the risk of substantial dilution resulting from the periodic issuances of our ordinary shares;

●	our ability to maintain relationships with existing customers and develop relationships with new customers; and

●	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company.

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

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as ReWalk, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the Veterans’ Administration, or the VA, issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton units for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of September 30, 2019, we had placed 22 units as part of the VA policy.

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

Third Quarter 2019 and Subsequent Period Business Highlights

●	Total revenue for the third quarter of 2019 was $1.2 million, compared to $1.6 million in the prior year quarter;

●	German Tender for Spinal Cord Injury Exoskeletons was initiated with leading payors;

●	7 units were placed during the third quarter of 2019, including 12 ReWalk Personal units and 5 ReStore units; and

●	Gross margin improved to 53% in the second quarter of 2019, compared to 47% in the prior year quarter.

Results of Operations for the Three and Nine Months Ended September 30, 2019 and September 30, 2018

Our operating results for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$1,234	$1,617	$3,692	$4,966
Cost of revenues	585	855	1,682	2,755

Gross profit	649	762	2,010	2,211

Operating expenses:
Research and development, net	1,018	1,597	4,292	5,645
Sales and marketing	1,453	1,926	4,571	6,187
General and administrative	1,209	1,362	3,988	5,620

Total operating expenses	3,680	4,885	12,851	17,452

Operating loss	(3,031)	(4,123)	(10,841)	(15,241)
Financial expenses, net	360	405	1,131	1,412

Loss before income taxes	(3,391)	(4,528)	(11,972)	(16,653)
Income taxes (tax benefit)	(2)	5	4	4

Net loss	$(3,389)	$(4,533)	$(11,976)	$(16,657)

Net loss per ordinary share, basic and diluted	$(0.46)	$(3.19)	$(2.27)	$(12.7)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	7,290,791	1,419,355	5,284,451	1,311,584

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Revenues

Our revenues for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal units placed	12	21	39	64
Rehabilitation units placed	—	1	—	2
ReStore units placed	5	—	6	—
Total units placed	17	22	45	66

Personal unit revenues	$1,127	$1,504	$3,524	$4,773
Rehabilitation units revenues	—	113	—	193
ReStore unit revenues	107	—	168	—
Revenues	$1,234	$1,617	$3,692	$4,966

Revenues decreased by $383 thousand, or 24%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Revenues decreased by approximately $1,274 thousand, or 26%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in revenue for both three and nine months ended September 30, 2019 was driven primarily by lower number of units placed with the VA for its ongoing clinical study.

In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the ReStore device to rehabilitation institutes.

Gross Profit

Our gross profit for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2018
	2019	2018	2019	2018
Gross profit	$649	$762	$2,010	$2,211

Gross profit was 53% of revenue for the three months ended September 30, 2019 compared to 47% for the three months ended September 30, 2018. Gross profit was 54% of revenue for the nine months ended September 30, 2019 compared to 45% for the three months ended September 30, 2018. The increase in gross profit for the three and nine months ended September 30, 2019 was mainly driven by higher average selling price due to change in sales mix of our ReWalk Personal device and less costs related to inventory write-off.

We expect our gross profit to remain at current levels and potentially improve as we increase our sales volumes and decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we expect upon the launch period of our new ReStore device and an increase in the cost of product parts.

Research and Development Expenses

Our research and development expenses, net, for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses, net	$1,018	$1,597	$4,292	$5,645

Research and development expenses, net, decreased $579 thousand, or 36%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Research and development expenses, net, decreased $1,353 thousand, or 24%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease is attributable to decreased costs associated with the development and clinical study costs of our ReStore soft suit exoskeleton.

We intend to focus our research and development expenses in the near term primarily on the ReStore product for stroke patients and in the longer term on a “soft suit” exoskeleton for additional indications affecting the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance as well as the next generation of our current ReWalk device.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales and marketing expenses	$1,453	$1,926	$4,571	$6,187

Sales and marketing expenses decreased $473 thousand, or 25%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Sales and marketing expenses decreased $1,616 thousand, or 26%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease is driven by lower personnel and personnel-related costs and consulting expenses as result of our cost reduction efforts.

In the near term our sales and marketing expenses are expected to be driven by our efforts to commercialize the ReStore device and to increase reimbursement of the ReWalk Personal device, as we continue to pursue insurance claims on a case-by-case basis and invest in efforts to expand coverage.

General and Administrative Expenses

Our general and administrative expenses for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative expenses	$1,209	$1,362	$3,988	$5,620

General and administrative expenses decreased $153 thousand, or 11%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. General and administrative expenses decreased $1,632 thousand, or 29%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease was driven by cash and non-cash compensation recorded in the three and nine months ended September 30, 2018 related to severance accrual for the Company’s former chief financial officer, as well as higher legal expenses related to China market development activities that were recorded in the same prior periods.

Financial Expenses, Net

Our financial expenses, net, for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Financial expenses, net	$360	$405	$1,131	$1,412

Financial expenses, net, decreased $45 thousand, or 11%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Financial expenses, net, decreased $281 thousand, or 20%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease is attributable to decreased interest expenses related to the Loan Agreement, as amended, with Kreos.

Income Taxes

Our income tax for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax (tax benefit)	$(2)	$5	$4	$4

Income taxes had no material change for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

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

As of September 30, 2019, the Company had cash and cash equivalents of $20 million. The Company has an accumulated deficit in the total amount of approximately $165 million as of September 30, 2019 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements for the three and nine months ended September 30, 2019 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities of our ReStore device as well as broadening third-party payor coverage, and (ii) research and development costs related to, in the shorter term, our ReStore device that will assist patients who had stroke, and, in the longer term, developing our next generation of ReWalk with design improvements and building upon our exo-suit technological platform to address new medical indications that affect the ability to walk including cerebral palsy, Parkinson’s disease and elderly assistance. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern.” in our 2018 Form 10-K.

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

As of September 30, 2019, the outstanding principal amount under the Kreos Loan Agreement was $7.4 million. Depending on our liquidity needs, we may seek to refinance up to a substantial portion of our indebtedness under our Kreos Loan Agreement, which we have considered with Kreos from time to time, including by exchanging our indebtedness with Kreos for new convertible debt from a third-party investor, or to borrow additional funds.

Equity Raises

Form S-3 Limitations

Since we filed our Form 10-K on February 17, 2017, we have been subject to limitations under the applicable rules of Form S-3, which constrain our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. Pursuant to these rules, as of November 13, 2019, we may not sell in primary offerings under our Form S-3 more than approximately $8.0 million in any 12-month period, unless and until we are no longer subject to these limitations. We will cease to be subject to these limitations once our public float exceeds $75 million. As of the date of this quarterly report, we have sold approximately $13.7 million in securities under our Form S-3 during the last 12 months, when we were subject to these restrictions and therefore, we currently cannot sell securities under our Form S-3. We will also recalculate the amount of this limitation if or when we conduct another takedown under Form S-3. Additionally, these limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. Our Form S-3 expires on May 23, 2022. With respect to our ATM Offering Program, because we have sold $15.7 million in the program since its inception, we could only raise up to a remaining $9.3 million using the program, subject to the $8.0 million limitation on use of Form S-3.

Because of these limitations to raise capital in securities offerings above the limitation applicable to us for sales under Form S-3 and our ongoing liquidity needs, we may be required to seek and are currently actively exploring other methods of completing primary offerings, including, a registration statement on Form S-1 (which has no such size limitations), the preparation of is be more time-consuming and costly, including due to potential SEC review. We may also conduct such offerings in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of the NASDAQ. Any such transactions, including the perception that we will conduct a transaction, could result in substantial dilution of shareholders’ interests.

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

On November 20, 2018, the Company completed its follow-on public offering in which the Company issued and sold 728,019 units, each consisting of one ordinary share and one warrant to purchase one ordinary share. Each unit was sold to the public at a price of $7.5 per unit, additionally the Company issued and sold 1,050,373 pre-funded units, each unit was sold to the public at a price of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts and expenses, were $13.1 million (including proceeds from the exercise of 90,691 pre-funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the nine months ended September 30, 2019 additional pre-funded warrants and warrants to purchase an aggregate 2,048,752 ordinary shares had been exercised, for additional proceeds of $12.4 million. As compensation for their role in the offering, the Company also issued to the underwriters warrants to purchase up to 106,680 ordinary shares, which are immediately exercisable starting on November 20, 2018 until November 15, 2023 at $9.375 per share. See Note 8b (2) above for more information about the Company’s follow-on public offering.

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

ATM Offering Program

On May 10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent. The $8.0 million cap on sales under our Form S-3 also applies to this ATM Offering Program. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on our behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Such sales may be made under our Form S-3 in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, directly on or through the Nasdaq Capital Market, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlies of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement, (ii) the date that is three years after a new registration statement on Form S-3 goes effective, (iii) our becoming ineligible to use Form S-3 and (iv) termination by the parties. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. We temporarily suspended use of the ATM Offering Program on February 20, 2019 to facilitate our February 2019 “best efforts” public offering. As of September 30, 2019, we had sold 302,092 ordinary shares under the ATM Offering Program for net proceeds to us of $14.5 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $471 thousand and had incurred total expenses (including such commissions) of approximately $1.2 million in connection with the ATM Offering Program.

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

The closings of the Second Tranche and Third Tranche are subject to specified closing conditions, including the formation of a joint venture, the signing of a license agreement and a supply agreement and the successful production of certain ReWalk products, among others, with the Third Tranche Closing expected to occur by December 31, 2018 and no later than April 1, 2019. In light of the positions taken by Timwell during the negotiations on definitive joint venture and license agreements, we no longer believe that agreement can be reached on the basis of the original understandings reflected in our Investment Agreement with Timwell. Although we generally remain in dialogue with RealCan, Timwell’s affiliate, on alternative pathways that will allow us to commercialize our products in China through RealCan and its affiliates, and also provide for RealCan or an affiliate to invest in us. Due to the current lack of communication, various delays in the process and other barriers to closing, there is a significant risk that we will not reach agreement with RealCan on a modification of the original agreement. As we continue to view China as a market with key opportunities for products designed for stroke patients, we continue to evaluate potential relationships with other groups to penetrate the Chinese market.

Cash Flows for the Nine Months Ended September 30, 2019 and September 30, 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(11,225)	$(12,174)
Net cash used in investing activities	(8)	(3)
Net cash provided by financing activities	22,033	2,823
Net cash flow	$10,800	$(9,354)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased to $11.2 million for the nine months ended September 30, 2019 compared to $12.2 million for the nine months ended September 30, 2018 primarily due to reduction in the operating costs offset with changes in working capital.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased to $22.0 million for the nine months ended September 30, 2019 compared to $2.8 million provided by financing activities for the nine months ended September 30, 2018, primarily due to the proceeds we received from equity raise activities in the nine months ended September 30, 2019, which were higher than the proceeds we received equity raise activities for the nine months ended September 30, 2018, as well as decrease in the loan repayments.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of September 30, 2019.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations (1)	$1,628	$1,628	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	3,063	1,175	1,888	—	—
Operating lease obligations (3)	2,417	637	1,200	580	—
Long-term debt obligations (4)	8,680	5,530	3,150	—	—
Total	$15,788	$8,970	$6,238	$580	$—

(1)	The Company depends on one contract manufacturer, Sanmina, for both the ReStore products and the SCI Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements. Additionally, we have purchase obligations to our raw material vendors related to the ReStore production, which began in the second quarter of 2019 following regulatory clearance.

(2)	As of September 30, 2019, our Collaboration Agreement is for a period of five years and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development and commercialization milestones depend on favorable clinical developments, sales and regulatory actions, some or all of which may not occur. These milestone payments are included in this “Contractual Obligations” table and recorded on our consolidated condensed balance sheet as of September 30, 2019. For more information, see Note 6 to our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

(3)	Our operating leases consist of leases for our facilities and motor vehicles.

(4)	Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos. For more information, see “-Liquidity and Capital Resources -Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” above.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.482:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 1.0928 euro:$1:00, both of which were the applicable exchange rates as of September 30, 2019. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2019, we had an accumulated deficit in the total amount of approximately $165 million, and anticipate further losses in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations.

We intend to finance operating costs over the next 12 months with existing cash on hand, issuances of equity and/or debt securities, other future public or private issuances of securities, or through a combination of the foregoing. Although we have raised in the aggregate approximately $24.4 million through equity transactions completed in February 2019, April 2019 and June 2019, we will also need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods, including if we cannot make our loan repayments under our loan agreement with Kreos Capital V (Expert Fund) Limited, or Kreos, or if we cannot raise sufficient funds from equity issuances. Due to limitations on use of our Form S-3 and under our ATM Offering Program with Piper Jaffray & Co., and our inability to rely on our Investment Agreement with Timwell as an ongoing source of liquidity, some of these alternative capital-raising transactions may entail significant downsides. Pursuant to limitations under the rules of Form S-3, as of November 13, 2019, we may only sell up to approximately $8.0 million in primary offerings under an effective registration statement on Form S-3 during any 12-month period while we remain subject to these limitations (which amount will be recalculated upon each takedown under the effective Form S-3 registration statement), and, as of November 13, 2019, we had already sold $13.6 million in securities under the Form S-3 during the past 12 months. Thus, we are not able to use Form S-3 until this limitation on our capacity exceeds the value of securities sold in the prior 12 months. Under our ATM Offering Program, once our Form S-3 capacity re-opens, we may only raise up to a remaining $9.3 million using the program, subject any cap on Form S-3 use during any rolling 12-month period. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Equity Raises” of our 2018 Form 10-K and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Equity Raises” of this Quarterly Report.

To raise additional capital in the public markets, including taking into account the limitation above, we will likely be required to seek and are currently actively seeking other methods, such as an additional offerings on registration statements on Form S-1. The preparation of a registration statement on Form S-1 is more time-consuming and costly, including due to potential SEC review. We may also conduct fundraising transactions in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of Nasdaq, or other equity raise transactions such as equity lines of credit. In addition to entailing increased capital costs, any such transactions could result in substantial dilution of our shareholders’ interests, transfer control to a new investor and diminish the value of an investment in our ordinary shares.

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

We previously considered our Investment Agreement with Timwell, under which there are remaining closings of 480,000 ordinary shares in exchange for gross proceeds of $15.0 million, as a potential ongoing source of liquidity. However, in light of the positions taken by Timwell during the negotiations on definitive joint venture and license agreements, we no longer believe that an agreement can be reached on the basis of the original understandings reflected in our Investment Agreement with Timwell. Due to the current lack of communication, various delays in the process and other barriers to closing there is a significant risk that we will not reach agreement with RealCan Ambrum Healthcare Industry Investment (Shenzhen) Partnership Enterprise (Limited Partnership), on a modification of the original agreement. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources- Timwell Private Placement” of our 2018 Form 10-K.

Overall, if we cannot raise the required funds, or cannot raise them on terms acceptable to us or investors, we may be forced to curtail substantially our current operations or cease operations altogether. Further, external perceptions regarding our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations or require us to obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors and suppliers. As such, our failure to continue as a going concern could harm our business, operating results and financial position and severely affect the value of your investment.

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

As of September 30, 2019, 2,853,299 ordinary shares were issuable pursuant to the exercise of warrants, with exercise prices ranging from $5.14 to $118.75 per warrant, issued in private and registered offerings of ordinary shares and warrants in November 2016, November 2018, February 2019, April 2019 and June 2019. There were also 6,679 ordinary shares issuable pursuant to the exercise of warrants granted to Kreos in connection with the Loan Agreement in January and December 2016, with an exercise price that is now set to $7.5 per warrant. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Equity Raises.”

Additionally, pursuant to our Amended and Restated Shareholders’ Rights Agreement, dated July 14, 2014, with certain of our shareholders, as of September 30, 2019, the beneficial owners of approximately 117,576 of our ordinary shares, including entities and individuals associated with SCP Vitalife Partners II, L.P., or Vitalife and Yaskawa, were entitled to require that we register their shares under the Securities Act for resale into the public markets. We have also entered into a registration rights agreement with Timwell to register under the Securities Act its privately-placed ordinary shares, 160,000 of which are currently outstanding. All 277,576 currently outstanding shares are registered on our Form S-3. For more information regarding the status of the Timwell transaction, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Timwell Private Placement.” Additionally, the Company is obligated to use commercially reasonable efforts to register the 1,464,665 warrants that were issued in connection with the June 2019 warrants exercise transaction.

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

Although we have regained compliance with Rule 5550(b), with shareholders’ equity of approximately $14.1 million as of September 30, 2019, Nasdaq will continue to monitor our ongoing compliance with the shareholders’ equity requirement. If our quarterly or annual report for a subsequent fiscal period does not evidence such compliance, we may become immediately subject to delisting without a cure period. We would be permitted to appeal any delisting determination to a Nasdaq Hearings Panel, and our ordinary shares would remain listed on the Nasdaq Capital Market pending the panel’s decision after the hearing. If we do not appeal the delisting determination or do not succeed in such an appeal, our ordinary shares would be removed from trading on the Nasdaq Capital Market.

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

If we are characterized as a PFIC, certain U.S. holders may suffer adverse tax consequences, including the following: (i) having gains realized on the sale of our securities treated as ordinary income, rather than as capital gains; (ii) losing the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders; and (iii) having additional taxes equal to the interest charges generally applicable to underpayments of tax apply to distributions by us and the proceeds of sales of our ordinary shares issued in this offering and other offerings. Certain elections exist that may alleviate some of the adverse consequences of PFIC status and would result in an alternative treatment (such as mark-to-market treatment). However, we do not intend to provide the information necessary for these U.S. holders to make qualified electing fund elections if we are classified as a PFIC.

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

In June 2018, we received a letter from the FDA agreeing with our decision to initiate a corrective action for the ReWalk, classifying the recall action as a Class II recall, and requesting that we make regular status reports to the FDA regarding our progress. While the FDA has statutory authority to require a recall, most recalls are undertaken voluntarily when a medical device is defective, when it could present a risk to health, or when it is both defective and presents a risk to health. In January 2019, we submitted a recall termination request to the FDA. On November 2019 the FDA concluded that the recall request is terminated. In September 2018, we submitted to the FDA revised labeling that incorporates the revised use instructions intended to prevent fractures as a special 510(k). The special 510(k) was not accepted by FDA because it was administratively incomplete, and we withdrew the submission. We are currently finalizing additional changes to the ReWalk device, and plan to submit a new 510(k) to the FDA for both the revised labeling/use instructions and such additional changes to the device by the end of 2019. In September 2019, we also submitted a revised technical file with the additional device changes to the EU notified body.

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

We are conducting an ongoing mandatory FDA postmarket surveillance study on our ReWalk Personal 6.0, which began in June 2016. Before we began the current study, the FDA sent us a warning letter on September 30, 2015, (“the September 2015 Warning Letter”), threatening potential regulatory action against us for violations of Section 522 of the U.S. Federal Food, Drug, and Cosmetic Act, based on our failure to initiate a postmarket surveillance study by the September 28, 2015 deadline, our allegedly deficient protocol for that study, and the lack of progress and communication regarding the study. Between June 2014 and our receipt of the September 2015 Warning Letter, we had responded late to certain of the FDA’s requests related to our study protocol. In February 2016, the FDA sent us an additional information request, or the February 2016 Letter, requesting additional changes to our study protocol and asking that we amend the study within 30 days. This letter also discussed the FDA’s request, as further discussed in later communications with the FDA, for a new premarket notification for our ReWalk device, or a special 510(k), linked to what the FDA viewed as changes to the labeling and the device, including to a computer included with the device. In late March 2016, following multiple discussions with the FDA, including an in-person meeting, the FDA confirmed that the agency would permit the continued marketing of the ReWalk device conditioned upon our timely submitting a special 510(k) and initiating our postmarket surveillance study by June 1, 2016. The special 510(k) was timely submitted on April 8, 2016, and the FDA’s substantial equivalence determination was received by us on July 22, 2016, granting us permission to continue marketing the ReWalk device. Additionally, we submitted a protocol to the FDA for the postmarket surveillance study that was approved by the FDA on May 5, 2016.

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

As of September 30, 2019, we had four active centers participating in the study (a fifth site is on hold), but only two sites have successfully enrolled patients. Twelve subjects have enrolled in the study, two have completed the study, and three are using the device in the community. This is substantially below the required number of patients included in our study protocol, currently leading the FDA to label our progress as “inadequate.” We are in ongoing communications with the FDA regarding how to address the inadequate progress. However, there can be no assurance that we will be able to satisfy the postmarket study requirements. If we cannot meet FDA requirements for the postmarket study or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 37.4% of our revenues in the nine months ended September 30, 2019 from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

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

ReWalk Robotics Ltd.

Date: November 13, 2019	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: November 13, 2019	By:	/s/ Ori Gon
Ori Gon
Chief Financial Officer
(Principal Financial and Accounting Officer)