Form 10-K
period 2019-12-31
ReWalk Robotics Ltd.
filed 2020-02-20
CIK 1607962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission File Number: 001-36612

ReWalk Robotics Ltd.

(Exact name of registrant as specified in charter)

Israel	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3 Hatnufa Street, Floor 6, Yokneam Ilit, Israel	2069203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972.4.959.0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value NIS 0.25 per share	RWLK	The Nasdaq Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Ordinary Shares held by non-affiliates of the Registrant based upon the closing price of the Ordinary Shares as reported by the Nasdaq Capital Market on June 30, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $30,393,283.

As of February 20, 2020, the Registrant had outstanding 12,753,903 Ordinary Shares, par value NIS 0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2020 Annual Meeting of Shareholders, which is to be filed within 120 days after the end of our 2019 fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

REWALK ROBOTICS LTD.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

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

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, or annual report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in this section of this quarterly report titled “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

●	our management’s conclusion, and our independent registered public accounting firm’s statement in its opinion relating to our consolidated financial statements for the fiscal year ended December 31, 2019, that there is a substantial doubt as to our ability to continue as a going concern;

●	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that our ordinary shares will be delisted if we cannot do so;

●	our ability to establish a pathway to commercialize our products in China;

●	our ability to maintain and grow our reputation and the market acceptance of our products;

●	our ability to achieve reimbursement from third-party payors for our products;

●	our limited operating history and our ability to leverage our sales, marketing and training infrastructure;

●	our expectations as to our clinical research program and clinical results;

●	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;

●	our ability to obtain certain components of our products from third-party suppliers and our continued access to our product manufacturers;

●	our ability to repay our secured indebtedness;

ii

●	our ability to improve our products and develop new products;

●	the outcome of ongoing shareholder class action litigation relating to our initial public offering (“IPO”);

●	our compliance with medical device reporting regulations to report adverse events involving our products, which could result in voluntary corrective actions or enforcement actions such as mandatory recalls, and the potential impact of such adverse events on ReWalk’s ability to market and sell its products;

●	our ability to gain and maintain regulatory approvals;

●	our expectations as to the results of the FDA, potential regulatory developments with respect to our mandatory 522 postmarket surveillance study;

●	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

●	the risk of a cybersecurity attack or breach of our IT systems significantly disrupting our business operations;

●	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;

●	our ability to use effectively the proceeds of our offerings of securities;

●	the risk of substantial dilution resulting from the periodic issuances of our ordinary shares; and

●	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are an innovative medical device company that is designing, developing and commercializing robotic exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. We have developed and are continuing to commercialize our ReWalk Personal and ReWalk Rehabilitation devices for individuals with Spinal Cord Injury (“SCI Products”), which are exoskeletons designed for individuals with paraplegia that use our patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. We have also developed and began commercializing our ReStore device in June 2019. ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke. Our principal markets are the United States and Europe. In Europe, we have a direct sales operation in Germany and the United Kingdom and work with distribution partners in certain other major countries. We have offices in Marlborough, Massachusetts, Berlin, Germany and Yokneam, Israel, where we operate our business from.

ReWalk Personal and ReWalk Rehabilitation Products

Development of our SCI Products took over a decade and was spurred by the experiences of our founder, Dr. Amit Goffer, who became a quadriplegic due to an accident. Current ReWalk designs are intended for people with paraplegia, a spinal cord injury resulting in complete or incomplete paralysis of the legs, who have the use of their upper bodies and arms. We currently offer two products: ReWalk Personal and ReWalk Rehabilitation.

ReWalk Personal is a breakthrough product that seeks to fundamentally change the health and life experiences of users. Designed for all-day use, the device is battery-powered and consists of a light, wearable exoskeleton with integrated motors at the joints, an array of sensors and a computer-based control system to power knee and hip movement. The device controls movement using subtle shifts in the user’s center of gravity. A forward tilt of the upper body is sensed by the system, which initiates the first step. Repeated body shifting generates a sequence of steps that results in a functional walking speed. Because the exoskeleton supports its own weight and facilitates the user’s gait, users do not expend unnecessary energy while walking. While ReWalk does not allow side-to-side actuation, users are able to turn by shifting their weight to the side. The ReWalk Personal also allows users to sit, stand and, depending on local regulatory approvals, climb and descend stairs. Use on stairs is not cleared by the FDA in the United States. Upon completion of training, which generally consists of approximately 15 one-hour sessions, most users are able to put on and remove the device by themselves while sitting, typically in less than 15 minutes, to operate the device independently and most are able to put on and remove the devices by themselves. Safety measures include crutches, which provide additional stability, fall protection, which lowers users slowly and safely in the event of a malfunction, and the secure “stand” mode, which automatically initiates if the user does not begin walking within two seconds. ReWalk is also equipped with maintenance alarms, warnings and backup batteries. The rechargeable batteries are easily accessible and can be recharged in any standard power outlet. Our safety guidelines and FDA specifications, however, require users to be accompanied by a trained companion at all times when using the ReWalk Personal.

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

Spinal Cord Injury	Image of Separated Spinal Cord of an Adult

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

Clinical evidence

Published clinical studies indicate ReWalk Personal’s ability to deliver a functional walking speed. In addition, our experience working with healthcare practitioners and ReWalk users, including reports by study participants, as well as multiple clinical studies, some of which are published in peer-reviewed journals, have been carried out to establish the effectiveness and the potential secondary health benefits achieved by using the SCI Products for individuals with spinal cord injuries. Certain of the benefits suggested include:

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

Although study participants and other ReWalk users have reported the secondary health benefits listed above, currently there is no conclusive clinical data establishing any secondary health benefits of ReWalk. We believe that using our SCI Products may have the ability to reduce the lifetime healthcare costs of individuals with spinal cord injuries, which we believe will make it economically attractive for individuals and third-party payors. While we believe that using the SCI Products could potentially offer significant advantages over competing technologies and therapies, disadvantages include the time it takes for a user to put on the device, the slower pace of the device compared to a wheelchair, the weight of it when carried, which makes it more burdensome for a companion to transport than a wheelchair, and the requirement that users be accompanied by a trained companion.

Market Opportunity

ReWalk’s current and near-term market opportunities include providing a solution for persons with spinal cord injury that can be used in the clinic and/or home settings, and a solution for therapists to use during stroke rehabilitation in their clinics. For persons with spinal cord injury, confinement to a wheelchair can cause severe physical and psychological deterioration, resulting in bad health, poor quality of life, low self-esteem and high medical expenses. In addition, the secondary medical consequences of paralysis can include difficulty with bowel and urinary tract function, osteoporosis, loss of lean mass, gain in fat mass, insulin resistance, diabetes and heart disease. The cost of treating these conditions is substantial. The National Spinal Cord Injury Statistical Center, or the NSCISC, estimates that complications related to paraplegia cost, excluding indirect costs such as losses in wages, fringe benefits and productivity, approximately $500,000 in the first year post-injury and significant additional amounts over the course of an individual’s lifetime. Further, secondary complications related to spinal cord injury can reduce life expectancies for spinal cord injury, or SCI, patients. The young average age at time of injury and significant remaining life expectancy, the likelihood of living at home and lifetime cost of treatment highlight the need for an out-of-hospital solution with demonstrated health and social benefits.

The NSCISC estimates as of 2019 that there were 291,000 people in the United States living with spinal cord injury or SCI, with an annual incidence of approximately 17,730 new cases per year. Approximately 44,000 of such patients are veterans, and are eligible for medical care and other benefits from the U.S. Department of Veterans Affairs (the “VA”). With 25 VA spinal cord injury centers, the VA has the largest single network of spinal cord injury care in the United States.

The University of Alabama-Birmingham Department of Physical Medicine and Rehabilitation operates the NSCISC, which maintains the world’s largest database on spinal cord injury research. Since 2015, motor vehicle crashes have been the leading cause of reported spinal cord injury cases (39%), followed by falls (32%), acts of violence (14%) and sports injuries (8%). 78% of spinal cord injuries occur among the male population. According to NSCISC data, upon hospital discharge, 87% of persons with spinal cord injuries are sent to private, non-institutional residence (in most cases, their homes prior to injury).

Based on information from a 2017 report by the NSCISC, 40.4% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Three published ReWalk trials for SCI patients had an aggregate screening acceptance rate of 79% considering all current FDA limitations, resulting in an estimated 32% of the total population of SCI patients being candidates for current ReWalk products. For important qualifying information about this determination, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry—The market for medical exoskeletons, including soft suit devices, remains relatively new and unproven, and important assumptions about the potential market for our current and future products may be inaccurate.”

Sales and Marketing activities

Our initial commercialization efforts focused on penetrating rehabilitation centers, hospitals and similar facilities that treat patients with spinal cord injuries to become an integral part of their rehabilitation programs and to develop a broad based training network with these facilities to prepare users for home and community use. As our business has developed, we have shifted our commercialization efforts to marketing ReWalk Personal with insurance companies, physicians and physiotherapists as a standard of care that can be used routinely at home, work or in the community.

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

As of December 31, 2019, we had placed 119 units in use at rehabilitation centers and 453 personal units in a home or community use, compared to 119 units and 399 units, respectively, as of December 31, 2018. In the near future, we intend to continue focusing on our reimbursement efforts, pursuing insurance claims on a case-by-case basis, managing claims through the review process, and investing in efforts to expand commercial reimbursement coverage.

Although we cannot predict the time it will take to achieve higher acceptance rates of our SCI Products, we believe that further clinical evidence supporting the benefits of using the device will be a key element to accelerate it.

Third-Party Reimbursements

United States

In the United States rehabilitation centers generally purchase the ReWalk Rehabilitation unit and then charge patients for ReWalk therapy on a per-session basis. These institutions may then seek reimbursement from insurance companies for each session.

In December 2015, the VA issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States.  The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. In June 2018 the VA has updated this policy to include more training options for individuals who could not complete the training due to distance from a VA site. As of December 31, 2019, we had placed 24 units as part of the VA policy. The VA accounted for 15.0%   of our total revenues for the year ended December 31, 2019. We continue to work with the VA to accelerate the pace of implementation of the VA policy.

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

As of December 31, 2019, we had 40 cases pending in the United States for insurance coverage decisions. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry— We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors, which risk may be heightened if insurers find the products to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenues that are high enough to allow us to sell our products profitably.”

According to a 2017 report published by the Centers for Medicare and Medicaid Services, or CMS, approximately 55% of the spinal cord injury population which are at least five years post their injury date are covered by CMS. In December 2019, we submitted the first application for code issuance for ReWalk Personal 6.0, which might later be followed by coverage policy of CMS. While we believe that a positive response from CMS may broaden coverage by private insurers, we cannot currently predict how long it would take for us to receive a decision from CMS nor can we predict other business elements that will be decided by CMS, such as price per unit or product labeling. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry— We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors, which risk may be heightened if insurers find the products to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenues that are high enough to allow us to sell our products profitably.”

As part of our plan for growth, we intend to continue working with both national and regional commercial insurance companies, health care practitioners, physicians, researchers, and the SCI community to support efforts to demonstrate the benefits and the case to secure potential coverage policies based on supportive data and appeal rulings that have deemed exoskeleton devices a “medically necessary” standard of care for individuals with SCI. Our efforts in the future will be focused on continued education of insurers through data application, supporting clinical trials to demonstrate the clinical benefits of using the SCI Products, working with advocacy groups, ongoing communication as well as trying to obtain CMS coverage for the ReWalk Personal 6.0 device.

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

We initially focused our efforts in Europe in Germany where we continue to make progress toward achieving ReWalk coverage from the various government, private and worker’s compensation payers. Specifically:

●	In September 2017, Barmer confirmed it will provide ReWalk systems to all qualifying beneficiaries. Barmer provides insurance coverage for nearly ten million people in Germany, as a member of the German Statutory Health Insurance (“SHI”) network and one of the most significant national insurers in the country. Exoskeletons will be provided to users that meet certain inclusion criteria and assessment by the German Health Insurance Medical Service (Medizinischer Dienst der Krankenversicherungen) before and after training. Barmer has already begun processing claims with users entering training for in-home use of an exoskeleton.

●	In September 2017 Germany’s national social accident insurance provider, DGUV, indicated that the DGUV’s member payers, including the health insurance association Berufsgenossenschaft (also known as BG) and state insurers, will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis. DGUV is comprised of 36 different insurers, which provide coverage for more than 80 million individuals in Germany. Per the agreement, eligible individuals will go to BG clinics for evaluation as a part of the procurement.

●	In February 2018, the GKV confirmed its decision to list the ReWalk Personal system in the German MDD, a comprehensive list of all medical devices which are principally and regularly reimbursed by German SHI providers. The ReWalk Personal was added to the official German list of medical aids, code number 23.29.01.2001, in June 2018. This decision means that ReWalk Personal will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis.

Patients who are covered under these policies must be medically evaluated for their eligibility to use the ReWalk Personal device. If medically qualified, the patient, along with his or her physician, must apply for coverage of the device. We are currently working with several SHIs and German Private Health Insurer (“PHI”) on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal 6.0 device for their beneficiaries within their system. Some of these contracts are in an advanced stage; subject to the timeline for the completion of internal governmental approvals and other processes, we expect certain of these contracts to be finalized in the coming months with payors in key European markets where we sell our products.

As of December 31, 2019, there were 105 insurance cases pending in Germany. We believe that our recent coverage decisions and the existing claims will eventually lead other German insurers, including additional PHIs, to provide coverage on a broad scale. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry— We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors….”

We continue to support clinical research and academic publications, which we believe will further support the case for coverage.

We are also pursuing reimbursement by private insurers and worker’s compensation in various European countries and one of the examples of success was achieved in March 2018, when the Italian Ministry of Labor and Social Policy’s statutory insurance corporation put in place a coverage policy that will provide exoskeleton systems for all qualifying beneficiaries. This policy, the first of its kind in Italy, will provide individuals with spinal cord injury access to obtain their own ReWalk Personal device so that they can stand and walk again. Since the initiation of coverage, we have supplied 7 units through our Italian distributor to individuals covered by this policy.

Other Funding Sources

In addition to being funded by third-party payors, including private insurance plans, government programs such as the VA, and Worker’s Compensation, ReWalk Personal is also funded by self-payers. This includes individuals who purchase ReWalk with funds from legal settlements with insurance companies or third parties.

ReStore

In June 2017 we unveiled our lightweight exo-suit ReStore system designed initially for rehabilitation of stroke patients. The patented soft exo-suit technology was originally developed at Harvard University’s Wyss Institute for Biologically Inspired Engineering, or Harvard, where it also underwent initial clinical testing that demonstrated its potential to improve walking for stroke survivors. ReWalk and Harvard entered into a multi-year research collaboration agreement in 2016 which provides ReWalk license to intellectual property relating to lightweight exo-suit system technologies for lower limb disabilities and provides access to future innovations that emerge from this collaboration and may be relevant to additional stroke products or other therapies. The development and regulatory approval of ReStore took us approximately three years and in June 2019 we received FDA clearance following CE clearance that was obtained in May 2019. Following the regulatory approvals, we have started to commercialize the ReStore product. For more information on the collaboration with Harvard, see “Research and Development-Research and Development Collaborations.”.

ReStore exo-suit

The ReStore product is comprised of a soft, fabric-based design which connects to a lightweight waist pack and mechanical cables that help lift the patient’s affected leg in synchronized timing with their natural walking pattern. The lightweight structure wraps around the waist and supports an actuator with a motor, computer and cable, along with sensors attached to a stable point on the user’s calf and footplate in the user’s shoe. This design transfers forces in a controlled manner and targeted assistance to the patient ankle during forward propulsion (plantarflexion) and ground clearance (dorsiflexion), two key phases of the gait cycle. The ReStore system is designed to provide advantages to stroke rehabilitation clinics and therapists as compared to other traditional therapies and devices by improving the quality and pace of care, supplying real-time analytics to optimize session productivity and generating ongoing data reports to assist with tracking patient progress. We expect the device may also provide other secondary benefits for rehabilitation clinics, including reducing staffing and/ or equipment requirements, staff fatigue and the risk for potential staff injuries.

Published clinical trials that were conducted at Harvard using the soft-suit design on stroke patients have shown varying levels of improvements, with the main ones being improved forward propulsion, reductions in compensatory behaviors including paretic hip hiking and circumduction as well as reduction in metabolic burden associated with post stroke walking. The Company is currently supporting additional clinical trials using the ReStore device.

The main market for ReStore is rehabilitation clinics with a stroke therapy program or clinics that would like to broaden their stroke presence. This product is marketed and sold directly to rehabilitation clinics for use during the course of the treatment of their patients which is generally reimbursed by private payors as well as statutory health insurers and CMS. In 2020 our sales and marketing priority is to educate both clinical and executive managers within the clinic on the clinical and economic benefits of using the device through their stroke rehabilitation program. During the second half of 2019 we have expended our sales and marketing presence in the U.S. in order to accelerate the product penetration. Geographically we see our priorities as the United States and Europe.

Stroke incidence rate in the United States is 795,000 incidences per year and the survival rate is approximately 80%. Of this stroke population, 80% are left with some type of lower limb disability. This patient population seeks treatment in one of the thousands inpatient, outpatient, skilled nursing facilities and rehabilitation clinics providing therapy. With the clinical evidence we have to date on ReStore, its unique design and the cost effective offer compared to other products, we believe the ReStore soft-suit has an opportunity to be considered as a standard of care among clinics during their stroke patients therapy, but we also recognize that the process to achieve that might be long. We believe that in order to accelerate adoption, further clinical evidence is required as well as continued education on the new ReStore design and its unique advantages compared to current therapies and products.

As of December 31, 2019 we have placed 16 ReStore units in clinics.

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

Our principal competitors in the medical exoskeleton market consist of Ekso Bionics (NASDAQ: EKSO), Rex Bionics Pty, Cyberdyne (Tokyo Stock Exchange: 7779), Parker Hannifin (NYSE: PH), FREE Bionics, Hocoma, AlterG, and Bioness. These products may also compete with the ReStore exo-suit, as well as manual forms of gait training which do not involve robotic assistive devices.

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

We believe that our ReStore soft exo-suit device will have key competitive advantages over the products of our competitors, including a design that facilitates a natural, functional walking pattern through flexible materials, sensors, and powered plantarflexion as well as dorsiflexion, making it the only solution of its type of which we are aware of that supports such movements, achieving that with a lower cost and weight than rigid skeletal devices.

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

Community Engagement and Education

We devote significant resources to engagement with and education of the spinal cord injury community with respect to the benefits of our SCI Products. We actively seek opportunities to partner with hospitals, rehabilitation centers and key opinion leaders to engage in research and development and clinical activities. We also seek to educate and gain support from organizations such as patient advocacy groups and clinician societies with the goal of promoting adoption of exoskeleton technology from patient, clinician and payor communities. We believe that our success has been, and will continue to be driven in part by our reputation and acceptance within the spinal cord injury community. We are also looking into ways to promote the ReStore device through different advocacy groups to accelerate adoption and support the uniqueness of this technology when compared to current therapies and products

To date, multiple advocacy groups have issued public endorsement to cover the ReWalk Personal device, including leading United States-based national organizations such as the United Spinal Association and the Dana and Christopher Reeves Foundation, as well as others.

Services and Customer Support

Our centers of operations in Marlborough, Massachusetts and Berlin, Germany coordinate all customer support and product service functions for North America and Europe, respectively, through dedicated technical service personnel who provide product services and customer support through training to healthcare providers and support to product users.

Research and Development

We are committed to investing in a robust research and development program to enhance our current product line and to develop our pipeline of new and complementary products, and we believe that ongoing research and development efforts are essential to our success. Our research and development team consists of both in-house and external staff, including engineers, machinists, researchers and marketing, quality, manufacturing, regulatory and clinical personnel, which we employ in the most efficient way we can and see fit to our current and future needs, who work closely together to design, enhance and validate our technologies. This research and development team conceptualizes technologies and then builds and tests prototypes before refining and/or redesigning as necessary. Our regulatory and clinical personnel work in parallel with engineers and researchers, allowing us to anticipate and resolve potential issues at early stages in the development cycle. Our level of research and development investment depend on our available resources and future needs, For more information on see “Part I, Item 1A. Risk Factors — Risks Related to Our Business and Our Industry — Our future growth and operating results will depend on our ability to develop, receive regulatory clearance for and commercialize new products and penetrate new product and geographic markets.

We plan to focus our research and development efforts in the future by continually improving and expanding our functional technological platform, by expanding the indication of use of our lightweight “soft suit” exoskeleton to other medical conditions as well as home therapy, and in the longer term by developing our next generation of SCI Products with design improvement. New medical indications that affect the ability to walk may include multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance.

We conduct our research and development efforts at our facility in Yokneam, Israel. We believe that the close interaction among our research and development and manufacturing groups allows for timely and effective realization of our new product concepts.

Our research and development efforts have been financed, in part, through funding from the Israel Innovation Authority, or the IIA (formerly known as Office of the Chief Scientist in the Israel Ministry of Economy), and from the Israel-U.S. Binational Industrial Research and Development, or BIRD Foundation. From our inception through December 31, 2019, we received funding totaling $1.97 million from the IIA and $500 thousand from the BIRD Foundation. For more information regarding our research and development financing arrangements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Grants and Other Funding.”

Research and Development Collaborations

On May 16, 2016, we entered into the Research Collaboration Agreement, or Collaboration Agreement, and the Exclusive License Agreement, or Harvard License Agreement, with Harvard. Under the Collaboration Agreement, we and Harvard agreed to collaborate on research regarding the development of lightweight soft suit exoskeleton system technologies for lower limb disabilities, which are intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. Under the Collaboration Agreement, we must pay Harvard quarterly installment payments to help fund the research. Subject to the terms of the Collaboration Agreement, we and Harvard are required to report our respective research results and findings to each other on a regular basis. The Collaboration Agreement governs ownership of the research results and inventions generated in performance of the research collaboration and provides us the option to negotiate with Harvard for a license to certain new inventions of Harvard conceived in performance of the collaboration.

The Collaboration Agreement was amended on April 1, 2018 to extend the term of the Collaboration Agreement by one year to May 16, 2022 and reallocate the Company’s quarterly installment payments to Harvard through such date, and to make certain technical changes. Subject to payment of a minimum funding commitment which were already paid as of December 31, 2019, under applicable circumstances, we may terminate the agreement if there is a loss of Harvard’s principal investigator or if we do not believe that we have or can secure sufficient funding to proceed. The Collaboration Agreement may also be terminated by either Harvard or us due to a material uncured breach by the other party or upon termination of the Harvard License Agreement. If such termination occurs it does not affect the Harvard License Agreement.

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

The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. We may terminate the License Agreement for any reason upon 60 days’ prior written notice, while Harvard may terminate the License Agreement if we do not obtain requisite insurance or become insolvent. The Harvard License Agreement may also be terminated by Harvard or us due to the other party’s material uncured breach.

The Collaboration Agreement and Harvard License Agreement contain, as applicable, customary representations and warranties and customary enforcement, indemnification and insurance provisions. For further discussion of the Collaboration Agreement and Harvard License Agreement, see Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2019.

In September 2013, we entered into a strategic alliance with Yaskawa Electric Corporation (“Yaskawa”), pursuant to which, among other arrangements, Yaskawa can apply its expertise in product and quality improvements to ReWalk and assist in marketing, distributing and commercializing on an exclusive basis our products in Japan, China and other East Asian countries. Yaskawa is a global leader in the fields of industrial robotics and automation. While we have not engaged in joint initiatives with Yaskawa to date, we believe that this relationship may provide us with opportunities for product improvement and increased product offerings in the future. In connection with the closing of the first tranche of the private placement of our ordinary shares to Timwell, we amended our exclusive distribution agreement with Yaskawa on May 15, 2018 to terminate the distribution rights granted to Yaskawa in China (including Hong Kong and Macau). For more information on the Timwell private placement, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Timwell Private Placement.”

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

As of December 31, 2019, we have eight issued patents in the United States and ten issued patents outside of the United States, as well as 15 pending patent applications in various countries around the world for our technology including the United States and Europe. As such, we have apparatus patent claims in the United States and Europe covering aspects of ReWalk and similar devices which use a plurality of sensors to empower tilt-sensor technology. In addition, in the United States and Europe, we have method patent claims covering certain methods of user activation and control of systems such as ReWalk, including by sensing the user’s torso lean or weight shifts. While our apparatus claims focus on protecting ReWalk in terms of its physical and structural characteristics, we believe that our method claims, which protect the process behind how ReWalk is controlled by the user, provide additional protection for our tilt sensor technology. We do not currently license any of the technology contained in our currently commercialized products other than with respect to technology that is generally publicly available, but we may do so in the future.

Patents filed both in the United States and Europe generally have a life of 20 years from the filing date. As the oldest of our issued patents relating to our tilt-sensor technology was filed in May 2001, our patents on that technology do not begin to expire until May 2021.

We currently hold a registered trademark in Israel and the Unites States  for the mark “ReWalk”. We currently hold a registered trademark in Europe and an allowed trademark in the United States for the mark “Restore”.

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

We cannot be sure that our intellectual property will provide us with a competitive advantage or that we will not infringe on the intellectual property rights of others. In addition, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our patent pending applications. For a more comprehensive discussion of the risks related to our intellectual property, see “Part I, Item 1A. Risk Factors—Risks Related to Our Intellectual Property.”

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

In June 2019, the FDA issued a 510(k) clearance for the ReStore which means that the device can be marketed in the U.S The ReWalk ReStore is intended to be used to assist ambulatory functions in rehabilitation institutions under the supervision of a trained therapist for people with hemiplegia or hemiparesis due to stroke. ReStore complies with special controls includes the following: compliance with medical device consensus standards; clinical testing to demonstrate safe and effective use considering the level of supervision necessary and the use environment; non-clinical performance testing, including durability testing, to demonstrate that the device performs as intended under anticipated conditions of use; a training program; and labeling related to device use and user training. In order for us to market ReStore, we must comply with both general controls, including controls related to quality, facility registration, reporting of adverse events and labeling, and the special controls established for the device. Failure to comply with the general and special controls could lead to removal of ReStore from the market, which would have a material adverse effect on our business.

For more information, see “Part I, Item 1A. Risk Factors-Risks Related to Government Regulation-We are subject to extensive governmental regulations relating to the manufacturing, labeling and marketing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.”

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

ReWalk is required by an FDA order under Section 522 of the FFDCA to conduct a post-market study of the ReWalk Personal device. We launched our post-market surveillance study with Stanford University during the second quarter of 2016. For more information on the post-market surveillance study progress, see “Part I, Item 1A. Risk Factors—Risks Related to Government Regulation.”

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

As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. If the FDA believes we or any of our contract manufacturers are not in compliance with the quality system requirements, or other post-market requirements, it has significant enforcement authority. Specifically, if the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications or repair, replacement or refunds;

●	recalls, withdrawals, or administrative detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying requests for approval of pre-market approval applications relating to new products or modified products;

●	withdrawing PMA approval;

●	refusal to grant export approvals for our products; or

●	pursuing criminal prosecution.

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

Manufacturing

ReWalk includes off-the-shelf and custom-made components produced to our specifications by various third parties, for technical and cost effectiveness. We have contracted with Sanmina Corporation (“Sanmina”), a well-established contract manufacturer with expertise in the medical device industry, for the manufacture of all of our products. Pursuant to this contract, Sanmina manufactures SCI Products and ReStore at its facility in Ma’alot, Israel. All ReWalk Personal units are manufactured pursuant to the same set of specifications, and all ReWalk Rehabilitation units are manufactured pursuant to another set. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements. We may terminate our relationship with Sanmina at any time upon written notice. Either we or Sanmina may terminate the relationship in the event of a material breach, subject to a 30-day cure period. Our agreement with Sanmina contains a limitation on liability that applies equally to both us and Sanmina.

We believe that this contract manufacturing relationship allows us to operate our business efficiently by focusing our internal efforts on the development and commercialization of our technology and our products and provides us with substantial scale-up capacity. We regularly test quality on-site at Sanmina’s facility and we obtain full quality inspection reports. We maintain a non-disclosure agreement with Sanmina.

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

Suppliers

We have contracted with Sanmina for the sourcing of all components and raw materials necessary for the manufacture of our products although there are instances that we purchase raw material ourselves. Components of our products and raw materials come from suppliers in the United States, Europe, China and Israel, and we depend on certain of these components and raw materials, including certain electronic parts, for the manufacture of our products. To date, we have not experienced significant volatility in the prices of these components and raw materials. However, such prices are subject to a number of factors, including purchase volumes, general economic conditions, currency exchange rates, industry cycles, production levels and scarcity of supply.

We believe that our and Sanmina’s facilities, our contracted manufacturing arrangement, and our supply arrangements are sufficient to support our potential capacity needs for the foreseeable future.

Employees

As of December 31, 2019, we had 50 employees (including full-time and hourly employees), of whom 19 were located in the United States, 20 were located in Israel and 11 were located in Europe. The majority of our employees are, and have been, engaged in sales and marketing and research and development activities. We do not employ a significant number of temporary or part time employees.

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

Financial Information about Geographic Areas and Significant Customer Information

The following table sets forth the geographical breakdown of our revenues for each of the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Revenues based on customer’s location:
Israel	$2	—
United States	2,003	3,558
Europe	2,832	2,807
Asia-Pacific	36	22
Latin America	—	58
Africa	—	100
Total revenues	$4,873	$6,545

Additional discussion of financial information by reportable segment and geographic area and sales in excess of 10% of total revenues to certain of our customers is contained in Note 12 to our consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report.

Recent Developments

●	16 ReStore units placed since launch in June 2019; 12 in the U.S., 3 in Europe and 1 in Asia;

●	15 SCI units and 10 ReStore units were placed during the fourth quarter of 2019;

●	2019 gross margin improved to 56% compared to 43% in 2018.

●	Completed and pending German insurance contracts establish the implementation procedures for coverage of German spinal cord population

●	Raised $7.0 million in gross proceeds in a “best efforts” offering in February 2020;

ITEM 1A. RISK FACTORS

Our business faces significant risks. You should carefully consider all of the information set forth in this annual report and in our other filings with the SEC, including the following risk factors which we face and which are faced by our industry. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks. In that event, the trading price of our ordinary shares would likely decline and you might lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements, as a result of certain factors including the risks described below and elsewhere in this report and our other SEC filings. See also “Special Note Regarding Forward-Looking Statements” on page (ii).

Risks Related to Our Business and Our Industry

We have concluded that there are substantial doubts as to our ability to continue as a going concern.

As of December 31, 2019, we had an accumulated deficit in the total amount of approximately $168.5 million, and anticipate further losses in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations. The financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors also included an explanatory paragraph to their audit opinion relating to our accompanying consolidated financial statements for the fiscal year ended December 31, 2019 regarding the substantial doubts about the Company’s ability to continue as a going concern. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. If we become insolvent, investors in our securities may lose the entire value of their investment in our business. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern, and it is not possible for us to predict at this time the potential success of our business.

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

We intend to finance operating costs over the next 12 months with existing cash on hand, issuances of equity and/or debt securities, and other future public or private issuances of securities, or through a combination of the foregoing. Through equity transactions completed in February 2019, April 2019 and June 2019, we have raised in the aggregate approximately $24.6   million in gross proceeds. However, we will need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods, including if we cannot make our loan repayments under our loan agreement with Kreos Capital V (Expert Fund) Limited, or Kreos, or if we cannot raise sufficient funds from equity issuances, including through this offering. The alternative capital-raising transactions we may seek may entail significant downsides, due to limitations on use of our Form S-3 and under our at-the-market offering program with Piper Jaffray & Co., or the ATM Offering Program, and our inability to rely on our investment agreement with Timwell Corporation Limited as an ongoing source of liquidity. For more information on our inability to use Form S-3, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises.” For more information on our inability to use our investment agreement with Timwell Corporatoin Limited as a liquidity source, see “We no longer believe that we can reach agreement to close the remaining tranches of our Investment Agreement with Timwell, and there is a significant risk that we will not agree to modify the original understandings reflected in the agreement.”

To raise additional capital in the public markets, including taking into account the limitations on our Form S-3 use above, we will likely be required to seek and are currently actively seeking other methods, such as the registration statement on Form S-1 that was filed in January 2020. The preparation of a registration statement on Form S-1 is more time-consuming and costly. We may also conduct fundraising transactions in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of Nasdaq, or other equity raise transactions such as equity lines of credit. In addition to entailing increased capital costs, any such transactions could result in substantial dilution of our shareholders’ interests, transfer control to a new investor and diminish the value of an investment in our ordinary shares.

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

Although we have regained compliance with Rule 5550(b), with shareholders’ equity of approximately $10.8 million as of December 31, 2019, Nasdaq will continue to monitor our ongoing compliance with the shareholders’ equity requirement. If our quarterly or annual report for a subsequent fiscal period does not evidence such compliance, we may become immediately subject to delisting without a cure period. We would be permitted to appeal any delisting determination to a Nasdaq Hearings Panel, and our ordinary shares would remain listed on the Nasdaq Capital Market pending the panel’s decision after the hearing. If we do not appeal the delisting determination or do not succeed in such an appeal, our ordinary shares would be removed from trading on the Nasdaq Capital Market.

As explained in our compliance plan submitted to Nasdaq, in an effort to maintain compliance with Rule 5550(b), we intend to maintain lower expenses and sufficient cash balances. However, if we cannot maintain the requisite cash levels for a compliant amount of shareholders’ equity, our ordinary shares may be at serious risk of immediate delisting. Any delisting determination could seriously decrease or eliminate the value of an investment in our ordinary shares and other securities linked to our ordinary shares. While an alternative listing on an over-the-counter exchange could maintain some degree of a market in our ordinary shares, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our ordinary shares; reduced liquidity with respect to our ordinary shares; a determination that our ordinary shares are “penny stock” under SEC rules, subjecting brokers trading our ordinary shares to more stringent rules on disclosure and the class of investors to which the broker may sell the ordinary shares; limited news and analyst coverage, in part due to the “penny stock” rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large shareholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our ordinary shares.

In addition, we may not be able to comply with the requirement for continued listing under Nasdaq Listing Rule 5550(a) to maintain a minimum bid price of $1 per share. If our closing bid price is less than $1 per share for 30 consecutive business days, we will be deficient with Rule 5550(a). Our closing bid price has been below $1 per share since February 6, 2020. In case of non-compliance, there can be no assurance that we will be able to regain compliance with the applicable rules.

If we fail to regain compliance with Rule 5550(a) during that rule’s applicable cure period, Nasdaq will notify us that our ordinary shares are subject to delisting. We would then be permitted to appeal any delisting determination to a Nasdaq Hearings Panel. Our ordinary shares would remain listed on the Nasdaq Capital Market pending the panel’s decision after the hearing. If we do not appeal the delisting determination or do not succeed in such an appeal, we may list our ordinary shares on an over-the-counter exchange. Any such delisting determination could seriously decrease or eliminate the value of an investment in our ordinary shares and other securities linked to our ordinary shares. While a listing on an over-the-counter exchange could maintain some degree of a market in our ordinary shares, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our ordinary shares; reduced liquidity with respect to and decreased trading prices of our ordinary shares; a determination that our ordinary shares are “penny stock” under SEC rules, subjecting brokers trading our ordinary shares to more stringent rules on disclosure and the class of investors to which the broker may sell the ordinary shares; limited news and analyst coverage for our Company, in part due to the “penny stock” rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large shareholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our ordinary shares.

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

In March 2018, we entered into the Investment Agreement with Timwell. The first tranche of the investment, representing 160,000 shares, closed in exchange for gross proceeds of $5.0 million in May 2018. The Investment Agreement contemplates prospective issuances of 480,000 remaining ordinary shares to Timwell in exchange for gross proceeds of $15.0 million, subject to specified closing conditions. These proceeds would, represent a significant source of liquidity for the Company. Additionally, to the extent formed, the minimum payments owed by the China JV to us would be expected to provide us with a source of ongoing income to supplement our other then-available capital resources.

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

In light of the positions taken by Timwell during the negotiations on definitive joint venture and license agreements, we no longer believe that agreement can be reached on the basis of the original understandings reflected in our Investment Agreement with Timwell. We remain in dialogue with RealCan, Timwell’s affiliate, and we are discussing with RealCan various alternative pathways to commercialize our products in China. Due to the various delays in the process and other barriers to closing we also currently see a significant risk that we will not reach agreement with RealCan on a modification of the original agreement. The failure to close any or all of the remaining two tranches could significantly and adversely impact our liquidity and financial condition, requiring us to find additional sources of liquidity on reasonable terms as a replacement. As we continue to view China as a market with key opportunities for products designed for stroke patients, we are also evaluating potential relationships with other groups to penetrate the Chinese market. However, downturns in trade between the United States and China and the impact of public health epidemics like the coronavirus could have an adverse effect on our ability to penetrate the Chinese market and a material impact on the success of any ventures in China. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—We are subject to certain regulatory regimes that may affect the way that we conduct business internationally, and our failure to comply with applicable laws and regulations could materially adversely affect our reputation and result in penalties and increased costs.”

To the extent that the non-completion of the second and third tranches causes us to modify or terminate any arrangements with Timwell, we could face further financial losses stemming from threatened or actual claims brought against us and/or reputational harm. Although no such claims have been asserted to date, we cannot make any assurance that we will not face them in the future.

We rely on sales of our ReWalk and ReStore systems and related service contracts and extended warranties for our revenue. We may not be able to achieve or maintain market acceptance of our ReWalk or ReStore systems, or to generate sufficient revenues from these current and future products.

We currently rely, and expect in the future to rely, on sales of our ReWalk and ReStore systems and related service contracts and extended warranties for our revenue. We began marketing in 2019 in the United States and the EU (following the receipt of FDA and CE mark clearance) the ReStore lightweight soft suit exoskeleton, which is designed to support mobility for individuals suffering from other lower limb disabilities. Several factors could negatively affect our ability to achieve and maintain market acceptance of our ReWalk system or our ReStore system, which could in turn materially impair our business, financial condition and operating results.

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

In addition, we may be unable to sell on a profitable basis current ReWalk systems or other future products for home and community use if third-party payors deny coverage, limit reimbursement or reduce their levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Several private and national insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases to date, the VA maintains its policy of covering the cost of ReWalk devices for qualifying veterans across the United States and German insurers such as Germany’s national social accident insurance provider, Deutsche Gesetzliche Unfallversicherung, or DGUV, indicated that its member payers will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis.as the ReWalk device was issued a code in the medical device directory in Germany, however, no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among third-party payors in the United States and Germany. Health insurance companies and other third-party payors in the future may also not deliver adequate coverage or reimbursement for our current or future products designed for home and community use. The VA or DGUV may cancel or materially curtail their current policy of providing coverage ReWalk devices in the United States and Germany for qualifying individuals who have suffered spinal cord injury, or we may not place enough units through to make our sales profitable under the their policies. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry— We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors, which risk may be heightened if insurers find the products to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenues that are high enough to allow us to sell our products profitably.”

●	ReStore. The ReStore system is designed to provide advantages to stroke rehabilitation clinics and therapists as compared to other traditional therapies and devices by minimizing setup time, improving patients’ clinical results during therapy, supplying real-time analytics to optimize session productivity and generating ongoing data reports to assist with tracking patient progress. Other potential secondary benefits for rehabilitation clinics include reducing staffing requirements, staff fatigue and the risk for potential staff injuries. Since the ReStore device is currently being used only in the rehabilitative clinical setting, its market reception will depend heavily on our ability to demonstrate to clinics and therapists the systemic and economic benefits of using the ReStore device, its clinical advantage when compared to other devices or manual therapy, the functionality of the device for a significant portion of the patients that they treat and the overall advantages that the device provides to their patients compared to other technologies.

As a general matter, achieving and maintaining market acceptance of our current or future products could be negatively impacted by many other factors, including, but not limited to the following: contribution to death or serious injury or malfunction, results of clinical studies relating to our or similar products; claims that our products, or any of their components, infringe on patent or other intellectual property rights of third parties; our ability to support financially and leverage our sales, marketing and training infrastructure, as well as our level of research and development efforts; our ability to enhance and broaden our research and development efforts and product offerings in response to the evolving demands of people with paraplegia and lower limb disability and healthcare providers; our estimates regarding our current or future addressable market; perceived risks associated with the use of our products or similar products or technologies; the introduction of new competitive products or greater acceptance of competitive products; adverse regulatory or legal actions relating to our products or similar products or technologies; and problems arising from the outsourcing of our manufacturing capabilities, or our existing manufacturing and supply relationships. Any or all of these factors could materially and negatively impact our business, financial condition and operating results.

The market for medical exoskeletons, including soft suit devices, remains relatively new and unproven, and important assumptions about the potential market for our current and future products may be inaccurate.

The market for medical exoskeletons, including lightweight exo-suit devices, remains relatively new and unproven. Accordingly, it is difficult to predict the future size and rate of growth of the market. We cannot be certain whether the market will continue to develop or if medical exoskeletons will achieve and sustain a level of market acceptance and demand sufficient for us to continue to generate revenue and achieve profitability.

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

We obtained FDA clearance for our ReStore system in June 2019. This clearance permits us to market the device to be used to assist ambulatory functions in rehabilitation institutions for people with hemiplegia or hemiparesis due to stroke who can ambulate at least 1.5m (5ft) with no more than minimal to moderate levels of assistance. The FDA’s clearance requires users of the device to meet the following criteria: height between 4 feet 8 inches and 6 feet 3 inches/1.42 meters and 1.92 meters and weight of less than 264 pounds/120 kilograms. Additionally, the FDA clearance contraindicates persons with the following conditions should not use the Restore: serious co-morbidities that may interfere with ability to safely use ReStore, severe peripheral artery disease (PAD), unresolved deep vein thrombosis (DVT), range of motion (ROM) restrictions at the ankle that preclude safe walking, cognitive impairments that may interfere with safe operation of the device, presence of open wounds or broken skin at device locations, urethane allergy or current pregnancy.

Future products for those with paraplegia or other mobility impairments or spinal cord injuries, may have the same or other restrictions.

Our business strategy is based, in part, on our estimates of the number of mobility impaired individuals and the incurrence of spinal cord injuries and strokes in our target markets and the percentage of those groups that would be able to use our current and future products. Limited sources exist to obtain reliable market data with respect to the number of mobility-impaired individuals and the incurrence of spinal cord injuries and strokes in our target markets. In addition, there are no third-party reports or studies regarding what percentage of those with limited mobility, spinal cord injuries would be able to use exoskeletons, in general, or our current or planned future products, in particular. Our assumptions may be inaccurate and may change.

The National Spinal Cord Injury Statistical Center, or NSCISC, estimates that as of 2019 there were 291,000 people in the United States living with SCI, and that the annual incidence of SCI cases is approximately 17,730 new cases per year. Based on information from a 2017 report by the NSCISC, 40.6% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Three published ReWalk trials with respect to such eligible SCI patients had an aggregate screening acceptance rate of 79% considering all current FDA limitations, resulting in an estimated 33% of the total population of SCI patients being candidates for current ReWalk products under its medical labeling criteria. With regards to our ReStore product for stroke rehabilitation, as the indication of use is currently in rehabilitation clinics our target market is based on the number of current and future clinics who treat stroke patients. Although there are thousands of inpatient, outpatient, skilled nursing facilities and rehabilitation clinics providing therapy in the U.S. for example we believe that only a portion of the clinics will decide to include ReStore in their stroke rehab program. For more information on our expectations regarding these plans, see “-Our future growth and operating results will depend on our ability to develop and commercialize new products and penetrate new markets” below. For more information regarding the potential market for future products, including our lightweight soft suit exoskeleton, see “Business—ReWalk Personal and ReWalk Rehabilitation Products—Market Opportunity.”

We cannot assure you that our estimate regarding our current products is accurate or that our estimate regarding future products will remain the same. FDA or CE mark clearance for such products, if received at all, may contain different limitations from the ones the FDA or EU has placed on the devices we currently market for paraplegia. If our estimates of our current or future addressable market are incorrect, our business may not develop as we expect and the price of our securities may suffer.

We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors, which risk may be heightened if insurers find the products to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenues that are high enough to allow us to sell our products profitably.

We expect that in the future a significant source of payment for ReWalk systems will be private insurance plans and managed care programs, government programs such as the VA, Medicare and Medicaid, worker’s compensation and other third-party payors. We have similar expectations for our ReStore product, although we possess less information regarding the payment by third-party payors for this product as we only began commercializing it in 2019.

In December 2015, the VA issued a national reimbursement policy for the ReWalk system, which entails the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. Additionally, in September 2017, German insurer BARMER GEK (“Barmer”) signed a confirmation and letter of agreement regarding the provision of ReWalk systems for all qualifying beneficiaries and the German national social accident insurance provider DGUV indicated that its member payers will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis. However, no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among third-party payors in the United States, although reimbursement may be achieved on a case-by-case basis. To date, payments for our products, which are largely for our ReWalk systems, have been made primarily through case-by-case determinations by third-party payors (including several private insurers in the United States), by self-payors and, to a lesser extent, through the use of funds from insurance and/or accident settlements.

Generally, private insurance companies do not cover or provide reimbursement for any medical exoskeleton products for personal use, including ReWalk Personal, and may ultimately provide no coverage at all. For instance, during 2017 we submitted a proposal to a large U.S. national insurance provider for a broader coverage policy for the ReWalk Personal device. While we believe there was support for a change, the insurer was unable to reach internal consensus and therefore elected not change its existing non-coverage policy. Additionally, there is limited clinical data related to the ReWalk and ReStore systems, and third-party payors may consider use of them to be experimental and therefore refuse to cover any or all of them. For example, Aetna has determined that certain lower-limb prostheses, including ReWalk, are experimental and investigational because there is inadequate evidence of their effectiveness. Additionally, the majority of independent medical review decisions made following the denial of ReWalk coverage have determined that ReWalk is experimental and/or investigational, citing a lack of clinical data.

Many private third-party payors use coverage decisions and payment amounts determined by the Center for Medicare and Medicaid Services, or the CMS, which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. We have started the process of obtaining reimbursement coverage from CMS; however, while we believe that a positive response from CMS will broaden coverage by private insurers, we cannot currently predict how long it would take for us to receive a decision from CMS for any of our products nor can we predict other business elements that will be decided by CMS such as the price per unit or product labeling requirements. Even with a positive decision from CMS regarding a product of ours, future action by CMS or other government agencies may diminish possible payments to physicians, outpatient centers and/or hospitals that purchase our products for use by their patients and possible payments to individuals who purchase the ReWalk Personal for their own use. Additionally, a decision by CMS to provide reimbursement could influence other payors, including private insurers. If CMS declines to provide for reimbursements of our products or if its reimbursement price is lower than that of other payors, our products may not be reimbursed at a cost-effective level or at all. Those private third-party payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for purchase of our products or their use in a hospital or rehabilitative setting. In addition, we expect that the purchase of ReWalk Rehabilitation systems and the ReStore system, as it is currently being sold for use in rehabilitative settings, will require the approval of senior management at hospitals or rehabilitation facilities, inclusion in the hospitals’ or rehabilitation facilities’ budget process for capital expenditures, and in the case of ReWalk Personal, fundraising and financial planning or assistance.

Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. These cost control methods include prospective payment systems, capitated rates, benefit redesigns and an exploration of other cost-effective methods of delivering healthcare. These cost control methods potentially limit the amount that healthcare providers may be willing to pay for electronic exoskeleton medical technology, if they provide coverage at all. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or provide insufficient levels of reimbursement.

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

Although we were incorporated in 2001, we did not begin selling ReWalk Rehabilitation until 2011, and we did not begin selling ReWalk Personal in Europe until 2012. We began selling ReWalk Personal in the United States in the third quarter of 2014, as we received FDA clearance to do so in June 2014. We began selling our ReStore product in the United States and Europe in June 2019 following receipt of FDA and CE mark clearance, respectively. Therefore, we have limited operating history upon which you can evaluate our business plan and prospects. Our business plan and prospects must be considered in light of the potential problems, delays, uncertainties and complications encountered in connection with a more newly established business. The risks include, but are not limited to, that:

●	a market will not sufficiently develop for our products;

●	we will not be able to develop scalable products and services, or that, although scalable, our products and services will not be economical to market;

●	we will not be able to establish brand recognition and competitive advantages for our products;

●	we will not receive necessary regulatory clearances or approvals for our products; and

●	our competitors market an equivalent or superior product or hold proprietary rights that preclude us from marketing our products.

There are no assurances that we can successfully address these challenges. If we are unsuccessful, our business, financial condition and operating results could be materially and adversely affected.

If we are unable to leverage our sales, marketing and training infrastructure, including in light of our reduced corporate spending, we may fail to increase our sales.

A key element of our long-term business strategy is the continued leveraging of our sales, marketing, training and reimbursement infrastructure, through the training, retaining and motivating of skilled sales and marketing representatives and reimbursement personnel with industry experience and knowledge. Our ability to derive revenue from sales of our products depends largely on our ability to market the products and obtain reimbursements for them. In order to continue growing our business efficiently, we must therefore coordinate the development of our sales, marketing, training and reimbursement infrastructure with the timing of regulatory approvals, decisions regarding reimbursements, limited resources consideration and other factors in various geographies. Managing and maintaining our sales and marketing infrastructure is expensive and time consuming, and an inability to leverage such an organization effectively, or in coordination with regulatory or other developments, could inhibit potential sales and the penetration and adoption of our products into both existing and new markets. However, certain decisions we make regarding staffing in these areas in our efforts to maintain an adequate spending level could have unintended negative effects on our revenues, such as by weakening our sales infrastructure, impairing our reimbursement efforts and/or harming the quality of our customer service. As we have done throughout the past several years, we intend to continue to evaluate our spending throughout 2020 and focus our resources in areas we believe will support our growth.

Additionally, we expect to face significant challenges as we manage and continue to improve our sales and marketing infrastructure and work to retain the individuals who make up those networks. Newly hired sales representatives require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, if we are not able to retain, subject to our plans to cut operating expenses, and continue to recruit our network of internal trainers, we may not be able to successfully train customers on the use of ReWalk or ReStore, which could inhibit new sales and harm our reputation. If we are unable to expand our sales, marketing and training capabilities, we may not be able to effectively commercialize our products, or enhance the strength of our brand, which could have a material adverse effect on our operating results.

The health benefits of our products have not been substantiated by long-term clinical data, which could limit sales.

Although study participants and other ReWalk users have reported the secondary health benefits of our ReWalk products such as a reduction in pain and spasticity, improved bowel and urinary tract functions and emotional and psychosocial benefits, among others, currently there is no conclusive clinical data establishing any secondary health benefits of ReWalk. There is also a lack of conclusive clinical data for such health benefits of the ReStore specifically its long-term benefits following the usage of the product within the clinic and the trials conducted to date using this product are limited.

As a result, potential customers and healthcare providers may be slower to adopt or recommend ReWalk or ReStore and third-party payors may not be willing to provide coverage or reimbursement for our products. In addition, future studies or clinical experience may indicate that treatment with our current or future products is not superior to treatment with alternative products or therapies. Such results could slow the adoption of our products and significantly reduce our sales.

We depend on a single third party to manufacture our products, and we rely on a limited number of third-party suppliers for certain components of our products.

We have contracted with Sanmina Corporation, a well-established contract manufacturer with expertise in the medical device industry, for the manufacture of all of our products and the sourcing of all of our components and raw materials. Pursuant to this contract, Sanmina manufactures ReWalk and ReStore, pursuant to our specifications, at its facility in Ma’alot, Israel. We may terminate our relationship with Sanmina at any time upon written notice. In addition, either we or Sanmina may terminate the relationship in the event of a material breach, subject to a 30-day cure period. For our business strategy to be successful, Sanmina must be able to manufacture our products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of Sanmina to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, and potentially have the capabilities to manufacture our products in-house, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business.

We also rely on third-party suppliers, which contract directly with Sanmina, to supply certain components of our products, and in some cases we purchase these components ourselves. Sanmina does not have long-term supply agreements with most of its suppliers and, in many cases, makes purchases on a purchase order basis. Sanmina’s ability to secure adequate quantities of such products may be limited. Suppliers may encounter problems that limit their ability to manufacture components for our products, including financial difficulties or damage to their manufacturing equipment or facilities. If Sanmina fails to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed and our business could suffer.

Sanmina generally uses a small number of suppliers for ReWalk and ReStore. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our suppliers ceases to provide sufficient quantities of components in a timely manner or on acceptable terms, Sanmina would have to seek alternative sources of supply. It may be difficult to engage additional or replacement suppliers in a timely manner. Failure of these suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Sanmina also may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or other regulatory agencies, and the failure of Sanmina’s suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. It could also require Sanmina to cease using the components, seek alternative components or technologies and we could be forced to modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

Our future growth and operating results will depend on our ability to develop, receive regulatory clearance for and commercialize new products and penetrate new product and geographic markets.

We are currently engaged in research and development efforts to address the needs of patients with mobility impairments besides paraplegia, such as stroke, and, in the future, we may engage in efforts to address these needs in patients with other conditions such as multiple sclerosis, cerebral palsy Parkinson’s disease and elderly assistance. We also began commercializing in 2019 our first product for stroke patients, the ReStore. For more information, see “Business—ReStore Products.” In addition to other research and development projects, we collaborate with Harvard University’s Wyss Institute for Biologically Inspired Engineering to design, research and develop lightweight exoskeleton system technologies for lower limb disabilities intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. As part of the collaboration, Harvard has also licensed to us certain of its intellectual property relating to lightweight exoskeleton system technologies for lower limb disabilities. We are obligated to use commercially reasonable efforts to develop products under the license in accordance with an agreed-upon development plan and to introduce and market such products commercially.

We expect that a portion of our revenues will be derived, in the next few years, from the ReStore soft suit exoskeleton product and, in later years, from other new products such as a home use device for stroke patients or new products of ours aimed at addressing other medical indications which affect the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance. As such, our future results will depend on our ability to successfully develop and commercialize such new products. We cannot ensure you that we will be able to introduce new products, products currently under development and products contemplated for future development for additional indications in a timely manner, or at all as it depends on our available resources to fund such projects While we received governmental clearance to market our ReStore product on the anticipated timetable in 2019, obtaining clearance for any other soft suit exoskeleton products we may develop could involve an extensive, costly and time-consuming process, which would delay any planned commercialization. For more information on the clearance processes, see “Business—Government Regulation.”

Harvard may also terminate its license agreement with us if we fail to obtain the requisite insurance or become insolvent. Any such termination of this aspect of the collaboration with Harvard could impair our research and development efforts into lightweight soft suit exoskeleton system technologies for lower limb disabilities. In addition, we may not be able to clinically demonstrate the medical benefits of our products for new indications. We have limited clinical data demonstrating the benefits of our products and we might not be able to support the economic benefits our products have for the customer. We may also be unable to gain necessary regulatory approvals to enable us to market new products for additional indications or the regulatory process may be more costly and time-consuming than expected, which could adversely impact us given our cash position and ongoing capital requirements. We might also terminate or change our research collaboration agreement with Harvard if we see limited market to the current developed products or seek to focus our available resources to other areas of the business.

Even if we are successful in the design and development of new products, our growth and results of operations will depend on our ability to penetrate new markets and gain acceptance by non-SCI markets such as the stroke rehabilitation market, and, in the longer term, the home use device market for stroke-caused lower limb disability, multiple sclerosis, elderly assist and cerebral palsy patients. We may not be able to gain such market acceptance in these communities in a timely manner, or at all.

While our new products currently under development will share some aspects of the core technology platform in our current products, their design features and components may differ from our current products. Accordingly, these products will also be subject to the risks described under “We rely on sales of our ReWalk and ReStore systems and related service contracts and extended warranties for our revenue. We may not be able to achieve or maintain market acceptance or generate sufficient revenues from such contracts.” To the extent we are unable to successfully develop and commercialize products to address indications other than paraplegia, we will not meet our projected results of operations and future growth.

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

There are several other companies developing technology and devices that compete with our products. Our principal competitors in the medical exoskeleton market consist of Ekso Bionics, Parker Hannifin, FREE Bionics, Rex Bionics, Cyberdyne, and others. These companies have products currently available for institutional use and in some cases personal use. We expect some of such products to become available for personal use in the next few years. In addition, we compete with alternative devices and alternative therapies, including treadmill-based gait therapies, such as those offered by Hocoma, AlterG, Aretech, Reha Technology and Bioness. Our competitor base may change or expand as we continue to develop and commercialize our soft suit exoskeleton product in the future. These or other medical device or robotics companies, academic and research institutions, or others, may develop new technologies or therapies that provide a superior walking experience, are more effective in treating the secondary medical conditions that we target or are less expensive than ReWalk, ReStore or future products. Our technologies and products could be rendered obsolete by such developments. We may also compete with other treatments and technologies that address the secondary medical conditions that our products seek to mitigate.

Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners. In addition, potential customers, such as hospitals and rehabilitation centers, could have long-standing or contractual relationships with competitors or other medical device companies. Potential customers may be reluctant to adopt ReWalk or ReStore, particularly if it competes with or has the potential to compete with or diminish the need/utilization of products or treatments supported through these existing relationships. If we are not able to compete effectively, our business and results of operations will be negatively impacted.

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

On December 30, 2015, we entered into the Loan Agreement with Kreos, pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. On January 4, 2016, we drew down $12.0 million and on December 28, 2016, we drew down the remaining $8.0 million. The principal amount of each drawdown was initially repayable monthly over a period of 24 months commencing 12 months after the applicable drawdown date, which period would be extended to 36 months if we raise $20.0 million or more in connection with the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) before the respective 24-month period expires. Interest on each drawdown is payable monthly in arrears at a rate of 10.75% per year from the applicable drawdown date through the date on which all such principal is repaid. In mid-2017, the Company had raised more than $20.0 million and therefore the repayment period was extended by an additional 12 months to 36 months. On November 20, 2018, the Company and Kreos amended the Loan Agreement, where the Company repaid Kreos the $3.6 million covering a convertible note under the loan and “end of loan” payments by issuing equity interest to Kreos as part of the Company’s public offering. The Company and Kreos also agreed to revise the principal and the repayment schedule under the Kreos Loan Agreement to account for payment deferrals, for total deferred payments of $3.9 million compared to the prior repayment schedule. As of December 31, 2019, the outstanding principal amount under the Kreos Loan Agreement was $7.0 million. We may in the future choose to refinance up to a substantial portion of our remaining indebtedness under the Kreos Loan Agreement, including by tying our repayment obligations and amortization schedule to the achievement of certain business milestones, which we have considered with Kreos from time to time.

Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including certain intellectual property and equity interests in our subsidiaries, subject to certain permitted security interests. For more information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and our consolidated financial statements and the related notes thereto in this annual report. In the event that we are unable to make the interest payments when due under the Loan Agreement or to pay the outstanding principal amount following the termination of the Loan Agreement, Kreos could take actions under the Loan Agreement and seek to take possession of or sell our assets to satisfy our obligations thereunder. Any of these actions would have an immediate material adverse effect on our business, operating results and financial condition.

We utilize independent distributors who are free to market products that compete with ours.

While we expect that the percentage of our sales generated from independent distributors will decrease over time as we continue to focus our resources on achieving reimbursement within our direct markets in the United States and Europe, we believe that a meaningful percentage of our sales will continue to be generated by independent distributors in the future. None of our independent distributors has been required to sell our products exclusively. Our distributor agreements generally have one-year initial terms and automatic renewals for an additional year. If any of our key independent distributors were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our product margins to be lower than if we directly marketed and sold our products.

We are dependent on a single facility for the manufacturing and assembly of our products.

All manufacturing and assembly of our products is conducted at a single facility of our contract manufacturer, Sanmina, located in Ma’alot, Israel. Accordingly, we are highly dependent on the uninterrupted and efficient operation of this facility. If operations at this facility were to be disrupted as a result of equipment failures, earthquakes and other natural disasters, fires, accidents, work stoppages, power outages, acts of war or terrorism or other reasons, our business, financial condition and results of operations could be materially adversely affected. In particular, this facility is located in the north of Israel within range of rockets that have from time to time been fired into the country during armed conflicts with Hezbollah and other armed groups in Lebanon, Syria or other countries in the region. Although our manufacturing and assembly operations could be transferred elsewhere, either in-house or to an alternative Sanmina facility, the process of relocating these operations would cause delays in production. Lost sales or increased costs that we may experience during the disruption, or a forced relocation, of operations may not be recoverable under our insurance policies, and longer-term business disruptions could result in a loss of customers. If this were to occur, our business, financial condition and operations could be materially negatively impacted. Additionally, our reliance on Sanmina as a contract manufacturer or any other contract manufacturer makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

We may receive a significant number of warranty claims or our ReWalk and ReStore systems may require significant amounts of service after sale.

Sales of ReWalk generally include a two-year warranty for parts and services, other than for normal wear and tear. We also provide customers with the option to purchase an extended warranty for up to an additional three years. In the beginning of 2018 we updated our service policy for new devices sold to include a 5-year warranty. Our ReStore product offering includes a two-year warranty for parts and services. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated expenditures for parts and services, which could have a material adverse effect on our operating results.

Defects in our products or the software that drives them could adversely affect the results of our operations.

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, unanticipated use of ReWalk or ReStore, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. In addition, because the manufacturing of our products is outsourced to Sanmina, our original equipment manufacturer, we may not be aware of manufacturing defects that could occur. Such adverse events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of our products from the market. A recall could result in significant costs. To the extent any manufacturing defect occurs, our agreement with Sanmina contains a limitation on Sanmina’s liability, and therefore we could be required to incur the majority of related costs. Product defects or recalls could also result in negative publicity, damage to our reputation or, in some circumstances, delays in new product approvals.

When an exoskeleton is used by a paralyzed individual to walk, the individual relies completely on the exoskeleton to hold him or her upright. In addition, our products incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. If any part of our product’s hardware or software were to fail, the user could experience death or serious injury. Additionally, users may not use our products in accordance with safety protocols and training, which could enhance the risk of death or injury. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, additional regulatory filings, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

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

In order to increase our sales and our market share in the exoskeleton market, it is best to enhance and broaden our research and development efforts and product offerings in response to the evolving demands of people with paraplegia or paralysis and healthcare providers, as well as competitive technologies. We are also currently involved in ongoing research and development efforts directed to the needs of patients with other mobility impairments, such as stroke, and began commercializing our ReStore product for stroke patients in 2019. Depending on our future resources and business focus, we plan to address these needs in patients with other conditions or devices for stroke patients to be used at home, improving our current products, or developing products to address additional medical conditions such as multiple sclerosis, Parkinson’s disease or cerebral palsy and support elderly assistance. We may not be successful in developing, obtaining regulatory approval for, or marketing our currently proposed products and products proposed to be created in the future. In addition, notwithstanding our market research efforts, our future products may not be accepted by consumers, their caregivers, healthcare providers or third-party payors who reimburse consumers for our products. The success of any proposed product offerings will depend on numerous factors, including our ability to:

●	identify the product features that people with paraplegia or paralysis, their caregivers and healthcare providers are seeking in a medical device that restores upright mobility and successfully incorporate those features into our products;

●	identify the product features that people with stroke, multiple sclerosis or other similar indications require while the products are used at home as well as what items are valuable to the clinics that provide them rehabilitation

●	develop and introduce proposed products in sufficient quantities and in a timely manner;

●	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third-parties;

●	demonstrate the safety, efficacy and health benefits of proposed products; and

●	obtain the necessary regulatory approvals for proposed products.

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

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop our products and to pursue new geographic or product markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. For example, we have entered into arrangements with Yaskawa for the distribution of our products in certain Asian markets. We also collaborate with Harvard University’s Wyss Institute for Biologically Inspired Engineering for the research, design, development and commercialization of lightweight exoskeleton system technologies for lower limb disabilities, aimed to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications.

Additionally, we previously agreed to collaborate with RealCan, an affiliate of Timwell, in forming a joint venture in China for the purposes of assembly, registration, operations, sales, and marketing of our products in China (including Hong Kong and Macau), and to grant to the joint venture, an exclusive license for certain of our patent rights marks and a non-exclusive sublicense for certain Company-controlled know-how. We do not believe we will attain these milestones on the basis of the original understandings reflected in our Investment Agreement. Nevertheless, we remain in dialogue with RealCan, and we are discussing with RealCan various alternative pathways to commercialize our products in China, although we see a significant risk that we will not reach an agreement with Timwell and RealCan on a modification of the original agreement. For more information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Timwell Private Placement.” Our arrangements with Yaskawa Electric Corporation, or Yaskawa, and Harvard, and any arrangement to commercialize products in China, to the extent developed, may not be as productive or successful as we hope.

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

The U.S. dollar is our functional and reporting currency. Since 2015, most of our revenues were denominated in U.S. dollars and the remainder of our revenues was denominated in euros and British pound, and most of our expenses were denominated in U.S. dollars and the remaining expenses were denominated in NIS and euros. Accordingly, any appreciation of the NIS or Euro relative to the U.S. dollar would adversely impact our net loss or net income, if any. For example, we are exposed to the risks that the shekel may appreciate relative to the dollar, or, if the shekel instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the shekel, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected.

We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the shekel against the dollar. For example, while the shekel appreciated against the dollar at a rate of approximately 8% during the fiscal year of 2019, the rate of devaluation of the shekel against the dollar was approximately 7% in 2017. This had the effect of increasing the dollar cost of our operations in Israel. If the dollar cost of our operations in Israel increases once again, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

We have in the past engaged in limited hedging activities, and we may enter into other hedging arrangements with financial institutions from time to time. Any hedging strategies that we may implement in the future to mitigate currency risks, such as forward contracts, options and foreign exchange swaps related to transaction exposures may not eliminate our exposure to foreign exchange fluctuations. For further information, see “Part I, Item 1A. Risk Factors—The economic effects of ‘Brexit’ may affect relationships with existing and future customers and could have an adverse impact on our business and operating results.”

We are subject to certain regulatory regimes that may affect the way that we conduct business internationally, and our failure to comply with applicable laws and regulations could materially adversely affect our reputation and result in penalties and increased costs.

We are subject to a complex system of laws and regulations related to international trade, including economic sanctions and export control laws and regulations. We also depend on our distributors and agents for compliance and adherence to local laws and regulations in the markets in which they operate. Significant political or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the presidential administration in the United States or the U.K.’s exit from the E.U. (known as “Brexit”), are difficult to predict and may have a material adverse effect on us. For example, in the United States, the presidential administration has imposed tariffs on imports from China, Mexico, Canada and other countries, and has expressed support for greater restrictions on free trade and increase tariffs on goods imported into the United States. Changes in U.S. political, regulatory and economic conditions or in its policies governing international trade and foreign manufacturing and investment in the United States could adversely affect our sales in the United States.

We are also subject to the U.S. Foreign Corrupt Practices Act and may be subject to similar worldwide anti-bribery laws that generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business.  Despite our compliance and training programs, we cannot be certain that our procedures will be sufficient to ensure consistent compliance with all applicable international trade and anti-corruption laws, or that our employees or channel partners will strictly follow all policies and requirements to which we subject them. Any alleged or actual violations of these laws may subject us to government scrutiny, investigation, debarment, and civil and criminal penalties, which may have an adverse effect on our results of operations, financial condition and reputation.

The economic effects of Brexit may affect relationships with existing and future customers and could have an adverse impact on our business and operating results.

On June 23, 2016, the United Kingdom, or the U.K., held a referendum in which voters approved Brexit. On January 31, 2020, the U.K. formally ceased to be part of the EU. Although negotiations between the U.K. and EU regarding Brexit began in June 2017 and the UK has passed legislation regarding the immediate impact of the U.K.’s withdrawal from the EU, it is still unclear what terms, if any, may be agreed within the U.K. and between the U.K. and other countries on many aspects of fiscal policy, cross-border trade and international relations, both in the final outcome and for any transitional period. The withdrawal of the U.K from the E.U. could potentially disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the E.U. or other nations as the U.K. pursues independent trade relations. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications Brexit would have and how it would affect the regulation applicable to our business globally and in the region. The impact on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Any of these developments, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and could adversely affect our sales in Europe. The impact on us from Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

As a result of Brexit, the global markets and currencies have been adversely impacted, including a decline in the value of the British pound as compared to the U.S. dollar. A potential devaluation of the local currencies of our international buyers relative to the U.S. dollar may impair the purchasing power of our international buyers and could cause international buyers to decrease their participation in our marketplaces or use of our products. Further, volatility in exchange rates resulting from Brexit is expected to continue in the short term as the U.K. negotiates its exit from the E.U. We translate sales and other results of our activities in the U.K. denominated in British pounds into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Finally, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. In addition, Brexit may lead other E.U. member countries to consider referendums regarding their E.U. membership. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

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

While to date we believe the effect of the TCJA in our Consolidated Financial Statements the application of accounting guidance for various items, and the ultimate impact of the TCJA on our business are not material, the final impacts of the TCJA could be materially different from our analysis. For example, adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations. The U.S. Treasury Department, the Internal Revenue Service (the “IRS”), and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation which may materially affect our results of operations. Finally, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. The uncertainty surrounding the effect of the reforms on our financial results and business could also weaken confidence among investors in our financial condition. This could, in turn, have a materially adverse effect on the price of our ordinary shares.

We may seek to grow our business through acquisitions of complementary products or technologies, and the failure to manage acquisitions, or the failure to integrate them with our existing business, could have a material adverse effect on our business, financial condition and operating results.

From time to time, we may consider opportunities to acquire or license other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including:

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

We have no current commitments with respect to any acquisition or licensing. We do not know if we will be able to identify such acquisitions or licensing we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results and financial condition.

If there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, and computer system or data network failures. In addition, our data management application is hosted by a third-party service provider whose security and information technology systems are subject to similar risks, and our products’ systems contain software which could be subject to computer virus or hacker attacks or other failures.

The failure of our or our service providers’ information technology systems or our products’ software to perform as we anticipate or our failure to effectively implement new information technology systems could disrupt our entire operation or adversely affect our software products and could result in decreased sales, increased overhead costs, and product shortages, all of which could have a material adverse effect on our reputation, business, financial condition and operating results.

If we fail to properly manage our anticipated growth, our business could suffer.

Our growth and product expansion has placed, and we expect that it will continue to place, a significant strain on our management team and on our financial resources. Failure to manage our growth effectively could cause us to misallocate management or financial resources, and result in losses or weaknesses in our infrastructure, which could materially adversely affect our business. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our business objectives.

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

Between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired our ordinary shares pursuant and/or traceable to our registration statement on Form F-1 (File No. 333-197344) used in connection with our IPO, were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. As of November 14, 2018, the California state and federal cases and the case in Massachusetts Superior Court have been dismissed with no further right to appeal, and the case in the United States District Court for the District of Massachusetts has been partially dismissed. The dismissal is currently on appeal in the United States Court of Appeals for the First Circuit. The action alleges violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. For more information, see “Business—Legal Proceedings.”

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

Risks Related to Government Regulation

We have submitted medical device reports, or MDRs, to the FDA (and equivalent authorities outside of the United States) for numerous serious injuries relating to use of the ReWalk Personal system, and conducted a voluntary correction related to certain use instructions in the device’s labeling, which the FDA classified as a Class II recall. If our product may have caused or contributed to a death or a serious injury, or if our product malfunctioned and the malfunction’s recurrence would be likely to cause or contribute to a death or serious injury, we must comply with the FDA’s MDR regulations (and equivalent authorities outside of the United States), which could result in voluntary corrective actions or enforcement actions, such as mandatory recalls.

Under the FDA’s MDR regulations, we are required to report to the FDA information that reasonably suggests a product we market may have caused or contributed to a death or serious injury or malfunctioned and our product or a similar device marketed by us would be likely to cause or contribute to death or serious injury if the malfunction were to recur. In addition, all manufacturers placing medical devices on the market in the European Union are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. Between 2013 and 2017, we submitted a number of MDRs to the FDA to report incidents in which ReWalk Personal users sustained falls or fractures. The FDA sent us letters requesting additional information relating to these MDRs submitted in 2017, including a request for a failure analysis. In August 2017, we initiated a voluntary correction for the ReWalk device that related to certain use instructions to reduce the risk of tibia/fibula fractures and submitted a report to the FDA under 21 CFR Part 806. Under Part 806, manufacturers and importers are required to make a report to the FDA of any correction or removal of a device if the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the U.S. Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health.

In June 2018, we received a letter from the FDA agreeing with our decision to initiate a corrective action for the ReWalk, classifying the recall action as a Class II recall, and requesting that we make regular status reports to the FDA regarding our progress. While the FDA has statutory authority to require a recall, most recalls are undertaken voluntarily when a medical device is defective, when it could present a risk to health, or when it is both defective and presents a risk to health. In January 2019, we submitted a recall termination request to the FDA. In November 2019 the FDA informed us that it considered the recall action terminated. In September 2018, we submitted to the FDA revised labeling that incorporates the revised use instructions intended to prevent the tibia/fibula fractures as a special 510(k). The special 510(k) was not accepted by FDA because it was administratively incomplete, and we withdrew the submission. In January 2020 we submitted a new 510(k) to the FDA for both the revised labeling/use instructions and additional changes to the device. This new 510(k) was not accepted by FDA because it was administratively incomplete and, accordingly, FDA notified ReWalk on January 22, 2020 of the Refuse-to-Accept (RTA) designation. The company requested a meeting with FDA to seek the agency’s feedback regarding its planned RTA response through a Submission Issue Request (SIR). The 510(k) submission will be deemed withdrawn if a response to the RTA notification is not received by the FDA within 180 days of the date of the RTA notification. In September 2019, we also submitted a revised technical file with the additional device changes to the EU notified body and were notified in December 2019 that the extension of our certification had been granted.

In 2018, we submitted additional MDRs for tibia/fibula fractures that occurred in foreign countries between 2015 and 2018. In addition, in 2018 and 2019 we submitted MDRs for tibia/fibula fractures that occurred in the United States and Europe. In 2020 we submitted an MDR for tibial fractures that occurred in the United States. Additional fractures or other adverse events may occur in the future that may require us to report to the FDA pursuant to the MDR regulations (or other governmental authorities pursuant to equivalent outside of the United States regulations), and/or to initiate a removal, correction, or other action. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer letters, or in an FDA enforcement action, such as a mandatory recall, notification to healthcare professionals and users, warning letter, seizure, injunction or import alert. In addition, failure to report such adverse events to appropriate government authorities on a timely basis, or at all, could result in enforcement action against us. Any action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require financial resources and distract management, and may harm our reputation and financial results.

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

While we addressed the observations that the FDA cited in a 2015 warning letter related to our mandatory post-market surveillance study and initiated the study, we are currently experiencing enrollment issues that make our study progress inadequate and our modified protocol (intended to overcome the enrollment issues so that we may complete the study, as required) has not yet been approved by FDA. Going forward, if we cannot meet certain FDA requirements and enrollment criteria for the study or otherwise satisfy FDA requests promptly, or if our study produces unfavorable results, we could be subject to additional FDA warnings letters or more significant enforcement action, which could materially and adversely affect our commercial success.

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

As of December 31, 2019, we had four active centers participating in the study (a fifth site is on hold), but only two sites have successfully enrolled patients. Twelve subjects have enrolled in the study, two have completed the study, and three are using the device in the community. This is substantially below the required number of patients included in our study protocol, currently leading the FDA to label our progress as “inadequate.” We are in ongoing communications with the FDA regarding how to address the inadequate progress. However, there can be no assurance that we will be able to satisfy the post-market study requirements. If we cannot meet FDA requirements for the post-market study or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 41.4% of our revenues in the year ended December 31, 2019 from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

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

Our products are regulated as medical devices in the United States under the FFDCA as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes (Class I, Class II or Class III) depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. For more information, see “Business—Government Regulation” below.

In June 2014, the FDA granted our petition for “de novo” classification, which provides a route to market for medical devices that are low to moderate risk, but are not substantially equivalent to a predicate device, and classified ReWalk as Class II subject to certain special controls. The ReWalk is intended to enable individuals with spinal cord injuries to perform ambulatory functions under supervision of a specially trained companion, and inside rehabilitation institutions. The special controls established in the de novo order include the following: compliance with medical device consensus standards; clinical testing to demonstrate safe and effective use considering the level of supervision necessary and the use environment; non-clinical performance testing, including durability testing to demonstrate that the device performs as intended under anticipated conditions of use; a training program; and labeling related to device use and user training. In order for us to market ReWalk, we must comply with both general controls, including controls related to quality, facility registration, reporting of adverse events and labeling, and the special controls established for the device. Failure to comply with these requirements could lead to an FDA enforcement action, which would have a material adverse effect on our business.

In June 2019, the FDA issued a 510(k) clearance for our ReStore device. ReStore is intended to be used to assist ambulatory functions in rehabilitation institutions under the supervision of a trained therapist for people with hemiplegia or hemiparesis due to stroke who have a specified amount of ambulatory function. In order for us to market ReStore, we must comply with both general controls, including controls related to quality, facility registration, reporting of adverse events and labeling, and the special controls established for the device that include clinical testing, non-clinical performance testing, and a training program. Failure to comply with these requirements could lead to an FDA enforcement action, which would have a material adverse effect on our business.

Following the introduction of a product, the governmental agencies will periodically review our manufacturing processes and quality controls, and we are under a continuing obligation to ensure that all applicable regulatory requirements continue to be met. The process of complying with the applicable good manufacturing practices, adverse event reporting and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of our devices. In addition, if we fail to comply with applicable regulatory requirements, it could result in fines or delays of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation, as well as enforcement actions against us.

For example, the FDA could request that we recall our ReWalk Personal 6.0 device. For more information on certain deficiencies previously identified by the FDA in our mandatory post-market surveillance study on our ReWalk Personal 6.0, see “Part I, Item 1A. Risk Factors—Risks Related to Government Regulation—While we addressed the observations that FDA cited in a 2015 warning letter related to our mandatory post-market surveillance study and initiated the study, we are currently experiencing enrollment issues that make our study progress inadequate. Going forward, if we cannot meet certain FDA requirements and enrollment criteria for the study or otherwise satisfy FDA requests promptly, or if our study produces unfavorable results, we could receive additional FDA warnings, which could materially and adversely affect our commercial success.”

In addition, governmental agencies may impose new requirements regarding registration or labeling that may require us to modify or re-register our products or otherwise impact our ability to market our products in those countries. The process of complying with these governmental regulations can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of our products. In the European Union, for example, a new Medical Device Regulation includes additional premarket and post-market requirements, as well as potential product reclassifications or more stringent commercialization requirements that could adversely affect our CE mark. Penalties for regulatory non-compliance with the Medical Device Regulation could also be substantial, including fines, revocation or suspension of CE mark and criminal sanctions.

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

We and our manufacturer Sanmina are required to comply with the FDA’s QSR which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We, Sanmina and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we or our distributors market our products abroad. We continue to monitor our quality management in order to improve our overall level of compliance. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If our facilities or those of Sanmina or our suppliers are found to be in violation of applicable laws and regulations, or if we, Sanmina or our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications or repair, replacement or refunds;

●	operating restrictions or partial suspension or total shutdown of production;

●	recalls, withdrawals, or administrative detention or seizure of our products;

●	refusing or delaying requests for approval of pre-market approval applications relating to new products or modified products;

●	withdrawing a PMA approval;

●	refusing to provide Certificates for Foreign Government;

●	refusing to grant export approval for our products; or

●	pursuing criminal prosecution.

Any of these sanctions could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands, and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

We are subject to various laws and regulations, including “fraud and abuse” laws and anti-bribery laws, which, if violated, could subject us to substantial penalties.

Medical device companies such as ours have faced lawsuits and investigations pertaining to alleged violations of numerous statutes and regulations, including anti-corruption laws and health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute and the U.S. Foreign Corrupt Practices Act, or the FCPA. See “Business-Government Regulation” below. U.S. federal and state laws, including the federal Physician Payments Sunshine Act, or the Sunshine Act, and the implementation of Open Payments regulations under the Sunshine Act, require medical device companies to disclose certain payments or other transfers of value made to healthcare providers and teaching hospitals or funds spent on marketing and promotion of medical device products. It is widely believed that public reporting under the Sunshine Act and implementing Open Payments regulations results in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals. Further, some state laws require medical device companies to report information related to payments to physicians and other health care providers or marketing expenditures. These anti-kickback, anti-bribery, public reporting and aggregate spending laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, rehabilitation centers, physicians or other potential purchasers or users of ReWalk or ReStore. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements, including those with marketers and sales agents. We may face significant costs in attempting to comply with these laws and regulations. If we are found to be in violation of any of these requirements or any actions or investigations are instituted against us, those actions could be costly to defend and could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal healthcare programs or other sanctions, and damage to our reputation or business.

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

In addition, a number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (“CCPA”) which, among other things, contains new obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. Meanwhile, other states have considered privacy laws like the CCPA.  We will continue to monitor and assess the impact of state law developments, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with U.S. or international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

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

Our management team consists of few employees, as the majority of our employees are engaged in sales and marketing and research and development activities. For more information, see “Business—Employees.” In light of such constraints on its time, personnel and finances, our management may not be able to implement programs and policies in an effective and timely manner to respond adequately to the heightened legal, regulatory and reporting requirements applicable to us. In the past, for example, we have not always been able to respond on a timely basis to requests from regulators, although we have not to date experienced any long-term material adverse consequences as a result. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to Government Regulation—While we addressed the observations that FDA cited in a 2015 warning letter related to our mandatory post-market surveillance study and initiated the study, we are currently experiencing enrollment issues that make our study progress inadequate. Going forward, if we cannot meet certain FDA requirements and enrollment criteria for the study or otherwise satisfy FDA requests promptly, or if our study produces unfavorable results, we could receive additional FDA warnings, which could materially and adversely affect our commercial success” above. Similar deficiencies, weaknesses or lack of compliance with public company, medical device and other regulations could harm our reputation in the capital markets or for quality and safety, negatively affect our ability to maintain our public company status and to develop, commercialize or continue selling our products on a timely and effective basis, and cause us to incur sanctions, including fines, injunctions and penalties.

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

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks, confidentiality and assignment agreements with our employees and certain of our contractors, and confidentiality agreements with certain of our consultants, scientific advisors, and other vendors and contractors. In addition, we rely on trade secret law to protect our proprietary software and product candidates/products in development. For more information, see Business—Intellectual Property.

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

Robotics and exoskeleton technologies have been developing rapidly in recent years. We are aware of several other companies developing competing exoskeleton devices for individuals with limited mobility and we expect the level of competition and the pace of development in our industry to increase. For more information, see “Business—Competition” below. While we believe our tilt-sensor technology provides a more natural and superior method of exoskeleton activation, which creates a better user experience, as well as that our licensed technology used in our ReStore device is unique and provides better results when compared to other products, a variety of other activation and control methods exist for exoskeletons, several of which are being developed by our competitors, or may be developed in the future. As a result, our patent portfolio and proprietary technology and processes may not provide us with a significant advantage over our competitors, and competitors may be able to design and sell alternative products that are equal to or superior to our products without infringing on our patents. In addition, upon the expiration of our current patents, we may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage. If we are unable to maintain a competitive advantage, our business and results of operations may be materially adversely affected.

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

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademark “ReWalk” in Israel and in the United States. The trademark “Restore” is already registered in Europe and allowed in the United States. In jurisdictions where we have not registered our trademark and are using it, and as permitted by applicable local law, we rely on common law trademark protection. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

As of December 31, 2019, 2,853,299 ordinary shares were issuable pursuant to the exercise of warrants, with exercise prices ranging from $5.14 to $118.75 per warrant, issued in private and registered offerings of ordinary shares and warrants in November 2016, November 2018, February 2019, April 2019 and June 2019. There were also 6,679 ordinary shares issuable pursuant to the exercise of warrants granted to Kreos in connection with the Loan Agreement in January and December 2016, with an exercise price that is now set to $7.50 per warrant. For more information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises.”

We also entered into a registration rights agreement with Timwell to register under the Securities Act its privately-placed ordinary shares, 160,000 of which are currently outstanding and are registered on our Form S-3. For more information regarding the status of the Timwell transaction, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Timwell Private Placement.” Additionally, 2,522,284 ordinary shares underlying outstanding warrants are registered for resale on a Form S-1.

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

U.S. holders of our ordinary shares may suffer adverse U.S. tax consequences if we are characterized as a passive foreign investment company, or a PFIC , under Section 1297(a) of the Code.

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

The determination of whether we are a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our ordinary shares, which may be volatile. If we are characterized as a “controlled foreign corporation,” or a “CFC”, under Section 957(a) of the Code and not considered publicly traded throughout the relevant taxable year, however, the passive asset test may be applied based on the adjusted tax bases of our assets instead of the fair market value of each asset (as described above). Under proposed Treasury Regulations, however, if we are treated as publicly traded for a majority of the relevant taxable year, our assets would generally be required to be measured at their fair market value, even if we are a CFC.

The proposed Treasury Regulations have not yet been adopted as final Treasury Regulations. Until such time as they are adopted as final Treasury Regulations, taxpayers may choose whether or not to apply them, provided (if they choose to apply them) they apply them consistently and in their entirety. The remainder of this discussion ignores the potential application of the proposed Treasury Regulations to the determination of whether we are a PFIC.

Based on our gross income and assets, the market price of our ordinary shares, and the nature of our business, we believe that we may have been a PFIC for the taxable year ended December 31, 2019. However, this determination is subject to uncertainty. In addition, there is a significant risk that we may be a PFIC for future taxable years, unless the market price of our ordinary shares increases or we reduce the amount of cash and other passive assets we hold relative to the amount of non-passive assets we hold. Accordingly, no assurances can be made regarding our PFIC status in one or more subsequent years, and our U.S. counsel expresses no opinion with respect to our PFIC status in the taxable year ended December 31, 2019, and also expresses no opinion with respect to our predictions or past determinations regarding our PFIC status in the past or in the future.

If we are characterized as a PFIC, U.S. holders of our ordinary shares may suffer adverse tax consequences, including having gains realized on the sale of our ordinary shares treated as ordinary income, rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our ordinary shares by individuals who are U.S. holders and having interest charges apply to distributions by us and to the proceeds of sales of our ordinary shares. In addition, special information reporting may be required. Certain elections exist that may alleviate some of the adverse consequences of PFIC status and would result in an alternative treatment (such as mark-to-market treatment or being able to make a qualified electing fund election). However, we do not intend to provide the information necessary for U.S. Holders to make qualified electing fund elections if we are classified as a PFIC.

Additionally, if we are characterized as a PFIC, for any taxable year during which a U.S. Holder holds ordinary shares, we generally will continue to be treated as a PFIC with respect to such U.S. holder for all succeeding years during which such U.S. holder holds ordinary shares unless we cease to be a PFIC and such U.S. holder makes a “deemed sale” election with respect to such ordinary shares. If such election is made, such U.S. holder will be deemed to have sold such ordinary shares held by such U.S. holder at their fair market value on the last day of the last taxable year in which we qualified as a PFIC, and any gain from such deemed sale would be treated as described above.

Future grants of ordinary shares under our equity incentive plans to our employees, non-employee directors and consultants, or sales by these individuals in the public market, could result in substantial dilution, thus decreasing the value of your investment in our ordinary shares, and certain grants may also require shareholder approval.

We have historically used, and continue to use, our ordinary shares as a means of both rewarding our employees, non-employee directors and consultants and aligning their interests with those of our shareholders. As of December 31, 2019, 149,500   ordinary shares remained available for issuance to our and our affiliates’ respective employees, non-employee directors and consultants under our equity incentive plans, including 137,091 ordinary shares subject to outstanding awards (consisting of outstanding options to purchase 74,713 ordinary shares and 62,378 ordinary shares underlying unvested RSUs. For more information, see Note 8c to our consolidated financial statements for the year ended December 31, 2019.

Additionally, the number of ordinary shares available for issuance under our 2014 Incentive Compensation Plan, or our 2014 Plan, may increase each year due to the operation of an “evergreen” provision previously approved by our shareholders. Pursuant to this provision, the 2014 Plan’s reserve increases on January 1 of each calendar year during the plan’s term by the lesser of (i) 38,880, (ii) 4% of the total number of shares outstanding on December 31 of the immediately preceding calendar year and (iii) an amount determined by our board of directors.

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

Our ordinary shares were first publicly offered in our initial public offering in September 2014, at a price of $300.00 per share, and our ordinary shares have subsequently traded as high as $1,092.75 per share and as low as $0.82 per share through February 14, 2020. All prices have been adjusted to reflect our 25-to-1 reverse stock split, which we effected in 2019. The market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors. Moreover, while there is no established public trading market for the warrants offered in our follow-on public offering completed in November 2016, and we do not expect one to develop, our ordinary shares will be issuable pursuant to exercise of these warrants. Because the warrants are exercisable into our ordinary shares, volatility or a reduction in the market price of our ordinary shares could have an adverse effect on the trading price of the warrants. Factors which may cause fluctuations in the price of our ordinary shares include, but are not limited to:

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

If we do not meet the expectations of equity research analysts, if any, if the sole remaining equity analyst following our business does not continue to publish research or reports about our business or if the analyst issues unfavorable commentary or downgrade our ordinary shares, the price of our ordinary shares could decline. Additionally, we may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our ordinary shares to decline in value.

There is currently one equity analyst publishing research reports about our business. If our results of operations are below the estimates or expectations of our sole analyst and investors, our share price could decline. Moreover, the price of our ordinary shares could decline if one or more securities analysts downgrade our ordinary shares or if analysts issue other unfavorable commentary or stop publishing research or reports about us or our business (as has occurred over time, with a decrease in the number of analysts following us from five in 2014 to one in 2020).

From time to time, we have also faced difficulty accurately projecting our earnings and have missed certain of our publicly announced guidance. If our financial results for a particular period do not meet our guidance or if we reduce our guidance for future periods, the market price of our ordinary shares may decline.

We are a “smaller reporting company” and we cannot be certain whether the reduced requirements applicable to smaller reporting companies will make our ordinary shares less attractive to investors.

We are a “smaller reporting company” under the rules of the Securities Act and the Exchange Act. As a result, we may choose to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we are not required to provide market risk disclosures, a contractual obligations table in our management’s discussion and analysis of our financial condition and results of operations or selected financial data in our annual report. Additionally, as long as we continue to be a smaller reporting company, we may continue to use reduced compensation disclosure obligations, and, provided we are also a non-accelerated filer, we will not be obligated to follow the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.. We will remain a smaller reporting company until the last day of the fiscal year in which the aggregate market value of ordinary shares held by non-affiliated persons and entities (known as our “public float”) was at least $250.0 million or the last day of the fiscal year in which we have at least $100 million in revenue and at least $700 million in public float, and we will remain a non-accelerated filer until the last day of the fiscal year in which our public float was at least $75.0 million (in each case, with respect to public float, as measured as of the last business day of the second quarter of such fiscal year).

We cannot predict or otherwise determine if investors will find our securities less attractive as a result of our reliance on exemptions as a smaller reporting company. If some investors find our securities less attractive as a result, there may be a less active trading market for our ordinary shares and the price of our ordinary shares may be more volatile.

We are subject to ongoing costs and risks associated with determining whether our existing internal controls over financial reporting systems are compliant with Section 404 of the Sarbanes-Oxley Act, and if we fail to achieve and maintain adequate internal controls it could have a material adverse effect on our stated results of operations and harm our reputation.

We are required to comply with the internal control, evaluation, and certification requirements of Section 404 of the Sarbanes-Oxley Act and the Public Company Accounting Oversight Board. Once we no longer qualify as a “smaller reporting company,” our independent registered public accounting firm will need to attest to the effectiveness of our internal control over financial reporting under Section 404.

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

Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement any of the required changes to our internal control over financial reporting effectively or efficiently or are required to do so earlier than anticipated, it could adversely affect our operations, financial reporting and/or results of operations and could result in an adverse opinion on internal controls from our management and our independent auditors. Further, if our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our share price may suffer.

Risks Related to Our Incorporation and Location in Israel

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

Some of our operations in Israel, referred to as “Beneficiary Enterprises,” carry certain tax benefits under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law. Substantially all of our future income before taxes can be attributed to these programs. If we do not meet the requirements for maintaining these benefits or if our assumptions regarding the key elements affecting our tax rates are rejected by the tax authorities, they may be reduced or cancelled and the relevant operations would be subject to Israeli corporate tax at the standard rate. In addition to being subject to the standard corporate tax rate, we could be required to refund any tax benefits that we may receive in the future, plus interest and penalties thereon. Even if we continue to meet the relevant requirements, the tax benefits that our current “Beneficiary Enterprises” receive may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, as all of our Israeli operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by way of acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. For a discussion of our current tax obligations, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have received Israeli government grants for certain of our research and development activities and we may receive additional grants in the future. The terms of those grants restrict our ability to manufacture products or transfer technologies outside of Israel, and we may be required to pay penalties in such cases or upon the sale of our company.

From our inception through December 31, 2019, we received a total of $1.97 million from the Israel Innovation Authority, or the IIA. We may in the future apply to receive additional grants from the IIA to support our research and development activities. With respect to such grants we are committed to pay royalties at a rate of 3.0% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even after payment in full of these amounts, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research, Development and Technological Innovation Law, 1984, or the R&D Law, and related regulations, with respect to those past grants. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and of the manufacturing or manufacturing rights of such products, technologies or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approvals at all.

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

As previously disclosed, between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired our ordinary shares pursuant and/or traceable to our registration statement on Form F-1 (File No. 333-197344) used in connection with our initial public offering, or our IPO, were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. As of February 11, 2020, seven have been dismissed and one has been partially dismissed. The actions involved or involve claims under various sections of the Securities Act of 1933, or the Securities Act, against us, certain of our current and former directors and officers, the underwriters of our IPO and certain other defendants.

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

The action commenced in the United States District Court for the District of Massachusetts (the “District Court”), alleging violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, was partially dismissed on August 23, 2018. In particular, the District Court granted the motion to dismiss the claims under Sections 11 and 15 of the Securities Act, finding that the plaintiff failed to plead a false or misleading statement in the IPO registration statement. The District Court did not address the claims under Sections 10(b) and 20(a) of the Exchange Act because, as a result of the dismissal of the claims under the Securities Act, the lead plaintiff lacked standing to pursue those claims. Because the action in the District Court was styled as a class action, the District Court permitted the plaintiff to file a supplemental memorandum concerning standing or a motion to appoint a substitute or supplemental plaintiff. On September 10, 2018, the plaintiff sought leave to amend his complaint to add a new plaintiff that purportedly has standing to pursue Exchange Act claims, and the Company opposed the motion to amend on September 24, 2018. On May 16, 2019, the court denied the plaintiff’s motion to amend and the complaint was dismissed.  Thereafter, the plaintiff timely appealed to the United States Court of Appeals for the First Circuit.  The appeal has been fully briefed and oral arguments have been scheduled for March 2, 2020.

Based on information currently available and the current stage of the litigation, we are unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the remaining lawsuit in the District Court; therefore, no litigation reserve has been recorded in our consolidated balance sheets as of December 31, 201. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times if and when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable For more information, see the information in Note 2s and Note 7e to the Company’s consolidated financial statements set forth in “Part II, Item 8. Financial Statements and Supplementary Data” of this annual report.

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

In some instances where our shareholders may be liable for Israeli tax on the sale of their ordinary shares, the payment of the consideration may be subject to the withholding of Israeli tax at source. If the above exemptions from capital gains tax are not available, individuals will be subject to a 25% tax rate on real capital gains derived from the sale of shares as long as the individual is not a substantial shareholder of the corporation issuing the shares (in which case the individual will be subject to a 30% tax rate), and corporations will be subject to a 23% corporate tax rate. A substantial shareholder is generally a person who alone or together with such person’s relative or another person who collaborates with such person on a permanent basis, holds, directly or indirectly, at least 10% of any of the means of control of the corporation, including the right to vote, receive profits, nominate a director or an executive officer, receive assets upon liquidation, or order someone who holds any of the aforesaid rights how to act, regardless of the source of such right. A substantial shareholder will be subject to tax at a rate of 30% in respect of capital gains derived from the sale of shares issued by a corporation in which he or she is a substantial shareholder. The determination of whether the individual is a substantial shareholder will be made on the date on which the securities are sold. In addition, the individual will be deemed to be a substantial shareholder if at any time during the 12 months preceding the date of sale he or she was a substantial shareholder.

Dividends paid on publicly traded shares, like our ordinary shares, to non-Israeli residents are generally subject to Israeli withholding tax at a rate of 25%, unless a different rate is provided under an applicable tax treaty, provided that a certificate from the Israeli Tax Authority allowing for a reduced withholding tax rate is obtained in advance. Under the United States-Israel Tax Treaty, the maximum rate of tax withheld at source in Israel on dividends paid to a holder of our ordinary shares who is a U.S. resident (for purposes of the treaty) is 25%. The treaty provides for reduced tax rates on dividends if (a) the shareholder is a U.S. corporation holding at least 10% of our issued voting power during the part of the tax year that precedes the date of payment of the dividend and held such minimal percentage during the whole of its prior tax year, and (b) not more than 25% of the Israeli company’s gross income consists of interest or dividends, other than dividends or interest received from subsidiary corporations or corporations 50% or more of the outstanding voting shares of which is owned by the Israeli company. The reduced treaty rate, if applicable, is 15% in the case of dividends paid from income derived from a Beneficiary or Preferred Enterprise (which is entitled to corporate tax benefits) or 12.5% otherwise. We cannot assure you that in the event we declare a dividend we will designate the income out of which the dividend is paid in a manner that will reduce shareholders’ tax liability. If the dividend is attributable partly to income derived from a Beneficiary or Preferred Enterprise and partly to other sources of income, the withholding rate will be a blended rate reflecting the relative portions of the two types of income. U.S. residents who are subject to Israeli withholding tax on a dividend may be entitled to a credit or deduction for U.S. federal income tax purposes in the amount of the taxes withheld.

Individuals who are subject to tax in Israel are also subject to an additional tax at a rate of 3% (as of 2017) on annual income exceeding a certain threshold (NIS 649,560 for 2019, linked to the annual change in the Israeli Consumer Price Index), including, but not limited to income derived from, dividends, interest and capital gains.

If the above exemptions from capital gains tax are not available, corporations will be subject to the corporate tax rate (23%) on capital gains derived from the sale of shares.

Stock Performance Graph

The following stock performance graph represents the cumulative total shareholder return for the period September 12, 2014 (the date upon which trading of our ordinary shares commenced) through December 31, 2019 for our ordinary shares, compared to the Nasdaq Composite Index and the Nasdaq Medical Equipment Index. The returns shown in the graph below may not be indicative of future performance.

COMPARISON OF 65 MONTH CUMULATIVE TOTAL RETURN*
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

Recent Sales of Unregistered Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial data, which is derived from our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. The selected consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017 and the selected consolidated balance sheet data as of December 31, 2019, and 2018 are derived from our audited consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report. The selected consolidated statement of operations data for the years ended December 31, 2016 and December 31, 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 has been derived from our audited consolidated financial statements not included in this annual report.

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

	Year ended December 31
	(In thousands, except share and per share data)
	2019	2018	2017	2016	2015
Revenues	$4,873	$6,545	$7,753	$5,869	$3,746
Cost of revenues	2,147	3,720	4,652	5,133	3,532
Gross profit	2,726	2,825	3,101	736	214

Operating expenses:
Research and development, net	5,348	7,349	6,042	9,028	5,937
Sales and marketing	6,167	7,897	11,360	13,961	13,056
General and administrative	5,259	6,793	7,691	8,188	6,395

Total operating expenses	16,774	22,039	25,093	31,177	25,388

Operating loss	(14,048)	(19,214)	(21,992)	(30,441)	(25,174)

Loss on extinguishment of debt	—	—	313	—	—
Financial expenses, net	1,496	2,466	2,293	2,059	188

Loss before income taxes	(15,544)	(21,680)	(24,598)	(32,500)	(25,362)
Income taxes (tax benefit)	7	(5)	119	3	53

Net loss	$(15,551)	$(21,675)	$(24,717)	$(32,503)	$(25,415)

Net loss per ordinary share, basic and diluted	$(2.70)	$(14.72)	$(30.57)	(61.66)	(52.45)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	5,763,317	1,472,499	808,557	527,096	484,602

	As of December 31,
	(in thousands)
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$16,253	$9,546	$14,567	$23,678	$17,689
Total assets	24,372	14,962	22,863	31,763	25,574

Accumulated deficit	(168,469)	(152,918)	(131,220)	(106,492)	(73,989)
Total shareholders’ equity	$10,780	$1,945	$3,707	$8,260	$20,920

(1)	Net loss per ordinary share, basic and diluted, is calculated by dividing our net loss excluding dividends accrued on our convertible preferred shares outstanding during the period presented by the weighted average number of shares outstanding during the period presented. See Note 2r to our consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report.

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

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as ReWalk, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the VA issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton units for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of December 31, 2019, we had placed 24  units as part of the VA policy.

In June 2018, the VA updated its national policy to provide expanded access to ReWalk exoskeletons for veterans in private rehabilitation clinics through the Veterans Choice Program. Under the VA’s revised policy, the exoskeleton evaluation process will have all veterans flow through one of 24 designated spinal cord injury VA centers (which we refer to as “SCI/D”). Once a veteran is determined to be qualified for training and procurement of his/her own exoskeleton unit, the individual may be allowed to pursue training on exoskeleton use, such as use of the ReWalk (i) at the applicable SCI/D hub center; (ii) on a case-by-case basis, at a qualified VA hospital designated by the VA’s “hub & spoke” program; or (iii) on a case-by-case basis, at a qualified private rehabilitation center via the VA’s Veteran’s Choice Program, through which veterans can receive care from a community provider paid for by the VA. Additionally, to date several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases. In addition, in September 2017, German insurer Barmer signed a confirmation letter regarding the provision of ReWalk units for all qualifying beneficiaries and the German national social accident insurance provider DGUV indicated that its member payers will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis. In February 2018, the head office of German statutory health insurance, or SHI, Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal 6.0 Exoskeleton unit in the German Medical Device Directory. This decision means that ReWalk will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. We are currently working with several SHI’s on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal 6.0 device for their beneficiaries within their system.

We have incurred net losses and negative cash flow from operations since inception and anticipate this to continue in the near term. We will continue to evaluate spending while continuing to focus resources on activities to commercialize the Restore device for stroke patients, achieving additional commercial reimbursement coverage decisions for our ReWalk Personal device, continued research and development activities related mainly to our soft exo-suit design and activities related to our FDA 522 postmarket study.

Components of Our Statements of Operations

Revenues

We currently rely, and in the future will rely, on sales and rentals of our ReWalk systems as well as our ReStore device and related service contracts and extended warranties for our revenue. Our revenue is generated from a combination of third-party payors, institutions and self-payors, including private and government employers. Payments for our products by third party payors have been made primarily through case-by-case determinations. Third-party payors include, without limitation, private insurance plans and managed care programs, government programs including the VA, and worker’s compensation payments. We expect that third-party payors will be an increasingly important source of revenue in the future as well as clinics that will be interested in the ReStore device. In December 2015, the VA issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury.

All of our ReWalk Personal and ReWalk Rehabilitation systems sold until the end of 2017 were covered by a two-year warranty from the date of purchase, which is included in the purchase price. We offer customers the ability to purchase, any time during the initial warranty period, an extended warranty for up to three additional years. Both warranties cover all elements of the systems, including the batteries, other than normal wear and tear. In the beginning of 2018 we updated our service policy for new devices sold to include a five-year warranty. Our ReStore device is sold with a two-year warranty.

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

Our gross profit and gross margin as a percentage of sales is influenced by a number of factors, including primarily the volume and price of our products sold and fluctuations in our cost of revenues. We expect gross profit as a percentage of sales will improve in the future as we increase our sales volumes and decrease the product manufacturing costs.

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

Financial Income (Expenses), Net

Financial income and expenses consist of bank commissions, foreign exchange gains and losses, interest earned on investments in short term deposits, interest expenses related to the Loan Agreement with kreos..

Interest income consists of interest earned on our cash and cash equivalent balances. Interest expense consists of interest accrued on, and certain other costs with respect to any indebtedness. Foreign currency exchange changes reflect gains or losses related to transactions denominated in currencies other than the U.S. dollar.

On December 30, 2015 we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. In connection with the Loan Agreement we issued to Kreos a warrant to purchase up to 4,771 of our ordinary shares at an exercise price of $241.00 as we drew down $12.0 million under the Loan Agreement, which amount was increased to 6,679 ordinary shares upon an additional drawdown of $8.0 million. On June 9, 2017, $3.0 million of the outstanding principal amount was extended by an additional three years with the same interest rate and became subject to repayment in accordance with, and subject to the terms of a secured convertible promissory note (the “Kreos Convertible Note”). On November 20, 2018, the Company agreed to repay $3.6 million to Kreos in satisfaction of all outstanding indebtedness under the Kreos Convertible Note and other related payments, including prepayment costs and end of loan payments and Kreos agreed to terminate the Kreos Convertible Note. The Company repaid Kreos the $3.6 million by issuing to Kreos 192,000 units and 288,000 pre-funded units at the applicable public offering prices for an aggregate price of $3.6 million (including the aggregate exercise price for the ordinary shares to be received upon exercise of the pre-funded warrants, assuming Kreos exercises all of the pre-funded warrants it purchased as part of the Company’s public offering. The Company and Kreos also agreed to revise the principal and the repayment schedule under the Kreos Loan Agreement. Additionally, Kreos and the Company entered into the Kreos Warrant Amendment, which amended the exercise price of the warrant to purchase 6,679 ordinary shares currently held by Kreos from $241.00 to $7.50.

For further discussion of the Loan Agreement with Kreos, see “-Liquidity and Capital Resources” below and also Note 6 to our audited consolidated financial statements below.

Taxes on Income

As of December 31, 2019, we had not yet generated taxable income in Israel. As of that date, our net operating loss carry forwards for Israeli tax purposes amounted to approximately $152.4 million and our net operating loss carry forwards for U.S. tax purposes amounted to approximately $390 thousands After we utilize our net operating loss carry forwards, we are eligible for certain tax benefits in Israel under the Law for the Encouragement of Capital Investments, 1959. Our benefit period currently ends ten years after the year in which we first have taxable income in Israel provided that the benefit period will not extend beyond 2024.

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

Grants and Other Funding

Israel Innovation Authority (formerly known as Office of the Chief Scientist)

From our inception through December 31, 2019 we have received a total of $1.97 million in funding from the IIA, $1.57 million of which are royalty-bearing grants, while $400 thousand were received in consideration for an investment in our preferred shares. Out of the royalty-bearing grants received, we have paid royalties to the IIA in the total amount of $50 thousand. We may apply to receive additional grants to support our research and development activities in 2017. The agreements with IIA require us to pay royalties at a rate of 3%-3.5% on sales of ReWalk systems and related services up to the total amount of funding received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. If we transfer IIA-supported technology or know-how outside of Israel, we will be liable for additional payments to IIA depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. As of December 31, 2019, the aggregate contingent liability to the IIA was $1.6 million. For more information, see “Part I, Item 1A. Risk Factors-We have received Israeli government grants for certain of our research and development activities and we may receive additional grants in the future. The terms of those grants restrict our ability to manufacture products or transfer technologies outside of Israel...”

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

Our revenues for 2019 and 2018 were as follows (dollars in thousands, except unit amounts)

	Years Ended December 31,
	2019	2018
Personal units placed	54	82
Rehabilitation units placed	—	3
ReStore units placed	16	—
Total units placed	70	85
Personal unit revenues	$4,674	$6,276
Rehabilitation unit revenues	$—	$269
ReStore unit revenues	$199	$—
Revenues	$4,873	$6,545

Revenues decreased by $1.7 million, or 26%, during 2019 compared to 2018. The decrease in revenue was primarily by lower number of units placed with the VA for its ongoing clinical study.

In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the ReStore device to rehabilitation clinics.

Gross Profit

Our gross profit for 2019 and 2018 were as follows (in thousands):

	Years Ended December 31,
	2019	2018
Gross profit	$2,726	$2,825

Gross profit was 56% of revenue for 2019, compared to gross profit of 43% of revenue for 2018. Our gross profit declined due to the reduction of units placed but the reduction was offset by the increase in our margins that was driven by higher average selling price due to change in sales mix of our ReWalk Personal device and less costs related to inventory write-off.

We expect our gross profit to remain at current levels and potentially improve as we increase our sales volumes and decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we expect upon the launch period of our new ReStore device and an increase in the cost of product parts.

Research and Development Expenses, Net

Our research and development expenses, net for 2019 and 2018 were as follows (in thousands):

	Years Ended December 31,
	2019	2018
Research and development expenses, net	$5,348	$7,349

Research and development expenses, net, decreased by $2.0 million, or 27%, during 2019 compared to 2018. The decrease is attributable to decreased costs associated with the development and clinical study costs of our ReStore soft suit exoskeleton.

We intend to focus our research and development expenses on the “soft suit” exoskeleton for additional indications affecting the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance and the next generation of our current ReWalk device.

Sales and Marketing Expenses

Our sales and marketing expenses for 2019 and 2018 were as follows (in thousands):

	Years Ended December 31,
	2019	2018
Sales and marketing expenses	$6,167	$7,897

Sales and marketing expenses decreased by $1.7 million, or 22%, during 2019 compared to 2018. The decrease is driven by lower personnel and personnel-related costs and consulting expenses as result of our cost reduction efforts.

In the near term our sales and marketing expenses are expected to be driven by our efforts to commercialize the ReStore device and to increase reimbursement of the ReWalk Personal device, as we continue to pursue insurance claims on a case-by-case basis and invest in efforts to expand coverage.

General and Administrative Expenses

Our general and administrative expenses for 2019 and 2018 were as follows (in thousands):

	Years Ended December 31,
	2019	2018
General and administrative	$5,259	$6,793

General and administrative expenses decreased by $1.5 million, or 23%, during 2019 compared to 2018. The decrease was driven by cash and non-cash compensation recorded in 2018 related to severance accrual for the Company’s former chief financial officer, as well as higher legal expenses related to China market development activities.

Financial Expenses, Net

Our financial expenses, net for 2019 and 2018 were as follows (in thousands):

	Years Ended December 31,
	2019	2018
Financial expenses, net	$1,496	$2,466

Financial expenses, net, increased by $1.0 million, or 40% during 2019 compared to 2018. The decrease is attributable to decreased interest expenses related to the Loan Agreement, as amended, with Kreos. For further discussion of the Loan Agreement with Kreos, see “-Liquidity and Capital Resources” below and also Note 6 to our audited consolidated financial statements below.

Income Tax

Our income tax for 2019 and 2018 was as follows (in thousands):

	Years Ended December 31,
	2019	2018
Income tax (tax benefit)	$7	$(5)

Income taxes increased by $12 thousand or 240% during 2019 compared to 2018.

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

2. Identify the performance obligations in the contract

3. Determine the transaction price

4. Allocate the transaction price to performance obligations in the contract

5. Recognize revenue when or as the Company satisfies a performance obligation

Provisions are made at the time of revenue recognition for any applicable warranty cost expected to be incurred. The timing for revenue recognition among the various products and customers is dependent upon satisfaction of such criteria and generally varies from either shipment or delivery to the customer depending on the specific shipping terms of a given transaction, as stipulated in the agreement with each customer. Other than pricing terms which may differ due to the different volumes of purchases between distributors and end-users, there are no material differences in the terms and arrangements involving direct and indirect customers. Our products sold through agreements with distributors are non-exchangeable, non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider all the distributors as end-users. We generally do not grant a right of return for our products. There have been a few occasions in which we experienced a return of our products. Therefore, we recorded reductions to revenue for expected future product returns based on our historical experience.

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

The Company also offers a rent-to-purchase option for its ReWalk Personal device. Those transactions provide potential customers the option to use the device for a short term, after which they can choose whether to purchase it. In such cases we recognize revenue ratably according to the agreed rental monthly fee. For units placed, we transfer control and recognize a sale when title has passed to our customer and rental revenue ratably according to the agreed rental monthly fee. Each unit placed is considered an independent, unbundled performance obligation.

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

As of December 31, 2019, the Company had cash and cash equivalents of $16.2 million. The Company has an accumulated deficit in the total amount of $168.5 million as of December 31, 2019 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, potential reduction in operating cash burn and future issuances of equity and debt securities, or through a combination of the foregoing. However, we will also need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the year ended December 31, 2019 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities of our ReStore device as well as broadening third-party payor coverage, and (ii) research and development costs related to improving and expanding our functional technological platform by expanding the indication of use of our lightweight “soft suit” exoskeleton to other medical conditions as well as home therapy, and in the longer term by developing our next generation of SCI Products with design improvement. New medical indications that affect the ability to walk may include multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see ““Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern.”

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

In connection with the $12.0 million drawdown under the Loan Agreement, we issued to Kreos the warrant to purchase up to 4,771 of our ordinary shares at an exercise price of $241.per share, which represented the average of the closing prices of our ordinary shares for the 30-day calendar period prior to the date of the issuance of the warrant, subject to adjustment as set forth in the warrant. In connection with the $8.0 million drawdown under the Loan Agreement on December 28, 2016, we increased the amount of the warrant from $1.15 million to $1.61 million, or by $460 thousand, such that the warrant represents the right to purchase up to 6,679 of our ordinary shares. The increase was based on the terms of the warrant, which provide that the amount of the warrant will be increased by 5.75% of any additional drawdowns. Subject to the terms of the warrant, the warrant is exercisable, in whole or in part, at any time prior to the earlier of (i) December 30, 2025, or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly- owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

On June 9, 2017, the Company and Kreos entered into the First Amendment (the “First Amendment”). As of that date the outstanding principal amount under the Loan Agreement was $17.2 million. Under the First Amendment, $3.0 million of the outstanding principal under the Loan Agreement is subject to repayment pursuant to the senior secured Kreos Convertible Note issued on June 9, 2017, thus reducing the outstanding principal amount under the Loan Agreement to $14.2 million as of June 9, 2017. This amended outstanding principal amount remains subject to repayment in accordance with the terms and conditions of the Loan Agreement and an amended repayment schedule. Interest on the Kreos Convertible Note is payable monthly in arrears at a rate of 10.75% per year.

Kreos may convert the then-outstanding principal and “end of loan payments” under the Kreos Convertible Note, in whole or in part, on one or more occasions, into up to 100,946 ordinary shares, at a conversion price per share equal to $31.70 per share (subject to customary anti-dilution adjustments) at any time until the earlier of (i) the maturity date of June 9, 2020 or (ii) a “Change of Control,” as defined in the Loan Agreement.

On November 20, 2018, the Company and Kreos entered into the Second Amendment of the Loan Agreement. In the Second Amendment (the “Second Amendment”), the Company agreed to repay $3.6 million to Kreos in satisfaction of all outstanding indebtedness under the Kreos Convertible Note and other related payments, including prepayment costs and end of loan payments and Kreos agreed to terminate the Kreos Convertible Note. The Company repaid Kreos the $3.6 million by issuing to Kreos 192,000 units and 288,000 pre-funded units at the applicable public offering prices for an aggregate price of $3.6 million (including the aggregate exercise price for the ordinary shares to be received upon exercise of the pre-funded warrants, assuming Kreos exercises all of the pre-funded warrants it purchased as part of the Company’s public offering. The Company and Kreos also agreed to revise the principal and the repayment schedule under the Kreos Loan Agreement. The revised repayment schedule, effectively deferred an additional $1.1 million of payments that were due in 2018 and $2.8 million that were due in 2019 under the loan’s prior repayment schedule, for total deferred payments of $3.9 million compared to the prior repayment schedule. Additionally, Kreos and the Company entered into the Kreos Warrant Amendment, which amended the exercise price of the warrant to purchase 6,679 ordinary shares currently held by Kreos from $241 to $7.5. The Second Amendment also made certain changes to the prepayment premiums under the Kreos Loan Agreement, tying them to the date of the Second Amendment.

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

As of December 31, 2019, the outstanding principal amount under the Kreos Loan Agreement was $6.9 million. Depending on our liquidity needs, we may seek to refinance up to a substantial portion of our indebtedness under our Kreos Loan Agreement, which we have considered with Kreos from time to time, including by exchanging our indebtedness with Kreos for new convertible debt from a third-party investor, or to borrow additional funds.

Equity Raises

Form S-3 Limitations

Since we filed our Form 10-K on February 17, 2017, we have been subject to limitations under the applicable rules of Form S-3, which constrain our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. Pursuant to these rules, as of February 20, 2020, we may not sell in primary offerings under our Form S-3 more than approximately $10.3 million in any 12-month period, unless and until we are no longer subject to these limitations.   We will cease to be subject to these limitations once our public float exceeds $75 million. As of the date of this annual report, we have sold approximately $13.7   million in securities under our Form S-3 during the last 12 months, when we were subject to these restrictions and therefore, we currently cannot sell securities under our Form S-3. We will also recalculate the amount of this limitation if or when we conduct another takedown under Form S-3. Additionally, these limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. Our Form S-3 expires on May 23, 2022. With respect to our ATM Offering Program, because we have sold $15.7 million in the program since its inception, we could only raise up to a remaining $9.3 million using the program, subject to the $10.3   million limitation on use of Form S-3.

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

On November 20, 2018, the Company completed its follow-on public offering in which the Company issued and sold 728,019 units, each consisting of one ordinary share and one warrant to purchase one ordinary share. Each unit was sold to the public at a price of $7.5 per unit, additionally the Company issued and sold 1,050,373 pre-funded units, each unit was sold to the public at a price of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts and expenses, were $13.1 million (including proceeds from the exercise of 90,691 pre-funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the year ended December 31, 2019 additional pre-funded warrants and warrants to purchase an aggregate 2,048,752 ordinary shares had been exercised, for additional proceeds of $12.4 million. As compensation for their role in the offering, the Company also issued to the underwriters warrants to purchase up to 106,680 ordinary shares, which are immediately exercisable starting on November 20, 2018 until November 15, 2023 at $9.375 per share. See Note 8b (2) below for more information about the Company’s follow-on public offering.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. As of December 31, 2019, we had sold 302,092 ordinary shares under the ATM Offering Program for net proceeds to us of $14.5 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $471 thousand and had incurred total expenses of approximately $1.2 million in connection with the ATM Offering Program. Subject to the limitations under Form S-3 due to our public float, we intend to continue using the ATM Offering Program opportunistically to raise additional funds.

Timwell Private Placement

On March 6, 2018, we entered into an investment agreement with Timwell Corporation Limited, a Hong Kong corporation (“Timwell”), as amended on May 15, 2018 (the “Investment Agreement”), pursuant to which we agreed, in return for aggregate gross proceeds to us of $20 million, to issue to Timwell an aggregate of 640,000 of our ordinary shares, at a price per share of $31.25. The Investment Agreement contemplates issuances in three tranches, including $5 million for 160,000 shares in the first tranche, $10 million for 320,000 shares in the second tranche and $5 million for 160,000 shares in the third tranche.

The First Tranche, consisting of $5 million for 160,000 shares, closed on May 15, 2018. The net aggregate proceeds after deducting commissions, fees and offering expenses in the amount of approximately $705 thousand were approximately $4.3 million.

The closings of the Second Tranche and Third Tranche are subject to specified closing conditions, including the formation of a joint venture, the signing of a license agreement and a supply agreement and the successful production of certain ReWalk products, among others, with the Third Tranche Closing to occur by December 31, 2018 and no later than April 1, 2019. In light of the positions taken by Timwell during the negotiations on definitive joint venture and license agreements, we no longer believe that agreement can be reached on the basis of the original understandings reflected in our Investment Agreement with Timwell. we remain in dialogue with RealCan, Timwell’s affiliate, on alternative pathways that will allow us to commercialize our products in China through RealCan and its affiliates, and also provide for RealCan or an affiliate to invest in us. Due to various delays in the process and other barriers to closing, there is a significant risk that we will not reach agreement with RealCan on a modification of the original agreement. As we continue to view China as a market with key opportunities for products designed for stroke patients, we continue to evaluate potential relationships with other groups to penetrate the Chinese market.

Cash Flows for the years ended December 31, 2019 and December 31, 2018

	Years Ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(14,815)	$(14,774)	$(22,462)
Net cash provided by used in investing activities	(22)	(13)	(21)
Net cash provided by financing activities	21,482	9,711	13,408
Net cash flow	$6,645	$(5,076)	$(9,075)

Net Cash Used in Operating Activities

Net cash used in operating activities remained flat at $14.8 million in 2018 and in 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities increased from $13 thousand in 2018 to $22 thousand in 2019, primarily as a result of increased use of cash for the purchase of property and equipment.

Net Cash Provided by Financing Activities

We generated $21.5 million from financing activities in 2019, which reflects $23.2 million net proceeds from the issuance of ordinary shares in the follow-on offering, which was offset by $1.7 million in capital repayments related to the Loan Agreement with Kreos.

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

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of December 31, 2019.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase obligations (1)	$2,296	$2,296	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	2,652	964	1,688	—	—
Operating lease obligations (3)	2,440	685	1,297	458
Long-term debt obligations (4)	7,875	6,300	1,575	—	—
Total	$15,263	$10,245	$4,560	$458	$—

(1)	The Company depends on one contract manufacturer, Sanmina, for both the ReStore products and the ReWalk products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements. Additionally, we have purchase obligations to our raw material vendors related to the ReStore production, which began in the second quarter of 2019 following regulatory clearance.
(2)	Our Research Collaboration Agreement is for a period of six years and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development milestones have been met as of December 31, 2019. There are commercialization milestones which depend on us reaching certain sales amounts some or all of which may not occur.
(3)	Our operating leases consist of leases for our facilities and motor vehicles.
(4)	Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.456:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00:$1.122, both of which were the applicable exchange rates as of December 31, 2019. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest, taking into account the two tranches of debt drawn down under the Loan Agreement. For information on this repayment schedule, see “-Liquidity and Capital Resources-Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” above.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations during the periods presented.

Trend Information

For information on significant known trends, please see “Part I-Item 1. “Business - Overview” in this annual report.

Subsequent Events

On February 10, 2020, the Company closed a “best efforts” public offering whereby the Company issued an aggregate of 5,600,000 of common units and pre-funded units at a public offering price of $1.25 per common unit and $1.249 per pre-funded unit. As part of the public offering, the Company entered into a securities purchase agreement with certain institutional purchasers. Each common unit consisted of one ordinary share, par value NIS 0.25 per share, and one common warrant to purchase one Ordinary Share. Each pre-funded unit consisted of one pre-funded warrant to purchase one Ordinary Share and one Common Warrant. Additionally the Company issued warrants to purchase up to 336,000 ordinary shares, with an exercise price of $1.5625 per share, to representatives of H.C. Wainwright as compensation for its role as the placement agent in the Company’s February 2020 offering.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Risk

Our results of operations and cash flows are affected by fluctuations in foreign currency exchange rates. In 2019, 2018 and 2017 most of our revenues were denominated in U.S. dollars and the remainder of our revenues was denominated in euros and British pounds, and most of our expenses were also denominated in U.S. dollars, and the remainder of our expenses were denominated in NIS and euros. Accordingly, changes in the value of the NIS and euro relative to the U.S. dollar in each of the years 2017, 2018 and 2019 impacted amounts recorded on our consolidated statements of operations for those periods. We expect that the denominations of our revenue and expenses in 2020 will be consistent with what we experienced in 2019.

The following table presents information about the changes in the exchange rates of the NIS and euro against the U.S. dollar in 2017, 2018 and 2019:

	Change in Average Exchange Rate
Period	NIS against the U.S. Dollar (%)	Euro against the U.S. Dollar (%)
2019	0.87	(5.16)
2018	0.11	4.57
2017	6.81	1.96

The figures above represent the change in the average exchange rate in the given period compared to the average exchange rate in the immediately preceding period. Negative figures represent depreciation of the U.S. dollar compared to the NIS or the euro. A 10% increase or decrease in the value of the NIS against the U.S. dollar would have decreased or increased our net loss by approximately $430 thousand million in 2019. A 10% increase or decrease in the value of the euro against the U.S. dollar would have decreased or increased our net loss by approximately $70 thousand in 2019.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because we are exempt from this requirement as a smaller reporting company and non-accelerated filer.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of February 18, 2020:

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

Ori Gon became our Chief Financial Officer effective February 22, 2018  From 2015 to 2018, Mr. Gon served as our Corporate Controller. Prior to ReWalk Robotics Mr. Gon served as Corporate Controller at Oti Ltd from 2012 to 2015. Mr. Gon is a Certified Public Accountant in Israel and holds a B.A. in Economics from Hebrew University of Jerusalem.

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

The remaining information required by this Item will be included in, and is incorporated herein by reference from, our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2019 (the “Proxy Statement”).

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

Date: February 20, 2020

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

Signature	Title	Date

/s/ Larry Jasinski	Director and Chief Executive Officer (Principal Executive Officer)	February 20, 2020
Larry Jasinski

/s/ Ori Gon	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2020
Ori Gon

/s/ Jeff Dykan	Chairman of the Board	February 20, 2020
Jeff Dykan

/s/ Yohanan R Engelhardt	Director	February 20, 2020
Yohanan R Engelhardt

/s/ Dr. John William Poduska	Director	February 20, 2020
Dr. John William Poduska

/s/ Chunlin Han	Director	February 20, 2020
Chunlin Han

/s/ Wayne B. Weisman	Director	February 20, 2020
Wayne B. Weisman

/s/ Yasushi Ichiki	Director	February 20, 2020
Yasushi Ichiki

/s/ Aryeh Dan	Director	February 20, 2020
Aryeh Dan

/s/ Peter Wehrly	Director	February 20, 2020
Peter Wehrly

EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).
4.1	Specimen share certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on August 20, 2014).
4.2	Description of the registrant’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934
4.3	Warrant, dated December 30, 2015, between the Company and Kreos Capital V (Expert Fund) Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2016).
4.4	Form of warrant issued in connection with the Company’s follow-on offering in November 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2016).
4.5	Form of common warrant to purchase ordinary shares in November 2018 follow-on offering (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-1/A (File No. 333-227852), filed with the SEC on November 14, 2018).
4.6	Form of underwriter warrant from November 2018 follow-on offering (incorporated by reference to Exhibit 4.8 to the Company’s registration statement on Form S-1/A (File No. 333-227852), filed with the SEC on November 14, 2018).
4.7	First Amendment to Warrant to Purchase Shares between the Company and Kreos Capital V (Expert Fund) Limited, dated November 20, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on November 21, 2018).
4.8	Form of placement agent warrant from February 2019 “best efforts” public offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2019).
4.9	Form of purchaser warrant from April 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2019).
4.10	Form of placement agent warrant from April 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2019).
4.11	Registration Rights Agreement, dated May 15, 2018, between the Company and Timwell Corporation Limited (incorporated by reference to Exhibit 99.4 to the Schedule 13D filed by Timwell Corporation Limited with the SEC on May 29, 2018).
4.12	Form of private placement warrant from June 2019 private placement of warrants (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2019).
4.13	Form of placement agent warrant from June 2019 private placement of warrants (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2019).
4.14	Form of purchaser warrant from June 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2019).
4.15	Form of placement agent warrant from June 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2019).
4.16	Form of common warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).
4.17	Form of pre-funded warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).
4.18	Form of placement agent warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).

10.1	Letter of Agreement, dated July 11, 2013, between the Company and Sanmina Corporation (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).*
10.2	Strategic Alliance Agreement, dated September 24, 2013, between the Company and Yaskawa Electric Corporation (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).
10.3	Exclusive Distribution Agreement, dated September 24, 2013, between the Company and Yaskawa Electric Corporation (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).*
10.4	Confidentiality and Non-Disclosure Agreement, dated September 24, 2013, between the Company and Yaskawa Electric Corporation (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).
10.5	Side Letter, dated September 30, 2013, between the Company and Yaskawa Electric Corporation (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).
10.6	Loan Agreement, dated December 30, 2015, between the Company and Kreos Capital V (Expert Fund) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2016).
10.7	First Amendment, dated June 9, 2017, to the Loan Agreement, dated December 30, 2015, between ReWalk Robotics, Ltd. and Kreos Capital V (Expert Fund) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017).
10.8	Research Collaboration Agreement, dated May 16, 2016, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).*
10.9	License Agreement, dated May 16, 2016, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016).*
10.10	Form of indemnification agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on August 20, 2014).**
10.11	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).**
10.12	2012 Israeli Equity Incentive Sub Plan (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).**
10.13	2012 U.S. Equity Incentive Sub Plan (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).**
10.14	2006 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).**
10.15	2014 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 (File No. 333-221357), filed with the SEC on November 6, 2017).**
10.16	Executive Employment Agreement, dated as of January 17, 2011, between the Company and Larry Jasinski (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**
10.17	2014 Incentive Compensation Plan Form of Option Award Agreement for employees and executives (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**
10.18	2014 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement for non-Israeli employees, and executives (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**
10.19	2014 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement for Israeli non-employee directors, employees and executives (incorporated by reference to Exhibit 10.20.1 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).**
10.20	2014 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement between the Company and Jeffrey Dykan, as director (incorporated by reference to Exhibit 10.20.2 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).**
10.21	2014 Incentive Compensation Plan Prior Form of Restricted Share Unit Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.22	2014 Incentive Compensation Plan New Form of Restricted Share Unit Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).**
10.23	2014 Incentive Compensation Plan Prior Form of Option Award Agreement for Israeli non-employee directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2017, as amended on April 27, 2017)**
10.24	2014 Incentive Compensation Plan Prior Form of Option Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2017, as amended on April 27, 2017).**
10.25	ReWalk Robotics Ltd. Compensation Policy for Executive Officers and Non-Executive Directors, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017).**
10.26	Equity Distribution Agreement, dated May 10, 2016, between the Company and Piper Jaffray & Co., as Agent (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).
10.27	Amendment No. 1 to Equity Distribution Agreement, dated May 9, 2019, between the Company and Piper Jaffray & Co., as Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 9, 2019).
10.28	Employment Agreement, dated as of January 15, 2013, between the Company and Ofir Koren (incorporated by reference to Exhibit 10.26 to the Company’s annual report on Form 10-K filed with the SEC on March 8, 2018).**
10.29	Amendment to Employment Agreement, dated March 1, 2018, between the Company and Ori Gon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2018).**
10.30	Employment Agreement, dated May 25, 2015, between the Company and Ori Gon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2018).**
10.31	Investment Agreement, dated March 6, 2018, by and between the Company and Timwell Corporation Limited (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2018).*
10.32	Framework Agreement Regarding a Potential Joint Venture, dated March 6, 2018, between the Company and RealCan Ambrum Healthcare Industry Investment (Shenzhen) Partnership Enterprise (Limited Partnership) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2018).*
10.33	Amendment No. 1 to Investment Agreement, dated May 15, 2018, between the Company and Timwell Corporation Limited (incorporated by reference to Exhibit 99.3 to the Schedule 13D filed by Timwell Corporation Limited with the SEC on May 29, 2018).
10.34	Registration Rights Agreement, dated May 15, 2018, between the Company and Timwell Corporation Limited (incorporated by reference to Exhibit 99.4 to the Schedule 13D filed by Timwell Corporation Limited with the SEC on May 29, 2018).
10.35	Amendment No. 1 to the Research Collaboration Agreement, dated May 1, 2017, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018).*
10.36	Amendment No. 1 to the Exclusive License Agreement and Amendment No. 2 to the Research Collaboration Agreement, dated April 1, 2018, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018).*
10.37	Amendment No. 1 to the Exclusive Distribution Agreement, dated May 15, 2018, between the Company and Yaskawa Electric Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 14, 2018).
10.38	Waiver, dated September 3, 2018, between the Company and Kreos Capital V (Expert Fund) L.P. (incorporated by reference to Exhibit 10.38 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).
10.39	Second Amendment to Loan Agreement between the Company and Kreos Capital V (Expert Fund) Limited, dated November 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 21, 2018).
10.40	Form of securities purchase agreement from February 2019 “best efforts” public offering (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2019).

10.41	Form of securities purchase agreement from April 2019 registered direct offering and concurrent private plcaement of warrants (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2019).
10.42	Form of warrant exercise agreement from June 2019 private placement of warrants (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2019).
10.43	Form of securities purchase agreement from June 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2019).
10.44	Form of securities purchase agreement from February 2020 best efforts offering (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020) for the units offered hereby.^
10.45	Engagement Letter, dated December 31, 2019 between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.45 of the Company’s registration statement on Form S-1 Amendment No. 1 (File No. 333-235932), filed with the SEC on January 30, 2020).^
10.46	Amendment No. 1 to the Engagement Letter, dated February 3, 2020, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.46 of the Company’s registration statement on Form S-1 Amendment No. 2 (File No. 333-235932), filed with the SEC on February 4, 2020).^
10.47	Amendment No. 1 to the Securities Purchase Agreement, dated February 7, 2020, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).^
21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s registration statement on Form S-1/A (File No. 333-227852), filed with the SEC on November 7, 2018).
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global Limited.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Portions of the agreement were omitted and a complete copy of the agreement has been provided separately to the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under, as applicable, Rule 406 of the Securities Act of 1933, as amended and/or Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which application was subsequently granted.
**	Management contract or compensatory plan, contract or arrangement.
***	Furnished herewith.
^	Portions of this exhibit (indicated by asterisks) have been omitted under rules of the U.S. Securities and Exchange Commission permitting the confidential treatment of select information.

#	The schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of the omitted schedules to the Securities and Exchange Commission on a supplemental basis upon its request.

REWALK ROBOTICS LTD

CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer 2 Pal-Yam Blvd. Haifa 3309502, Israel	Tel: +972-4-8654000 Fax: +972-3-5633439 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

REWALK ROBOTICS LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rewalk Robotics Ltd. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, statements of changes in shareholders’ equity and consolidated statement of cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “Consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1e to the financial statements, the Company has suffered recurring losses from operations has a working capital deficiency and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1e. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Haifa, Israel
February 20, 2020

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,253	$9,546
Trade receivable, net	794	758
Prepaid expenses and other current assets	903	693
Inventories	3,123	2,240
Total current assets	21,073	13,237

LONG-TERM ASSETS

Restricted cash and other long term assets	1,061	1,099
Operating lease right-of-use assets	1,737	—
Property and equipment, net	501	626
Total long-term assets	3,299	1,725

Total assets	$24,372	$14,962

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2019	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term loan	$5,438	$1,722
Current maturities of operating leases liability	637	—
Trade payables	2,698	2,328
Employees and payroll accruals	670	650
Deferred revenues	323	237
Other current liabilities	402	445
Total current liabilities	10,168	5,382

LONG-TERM LIABILITIES
Long term loan, net of current maturities	1,527	6,965
Deferred revenues	521	431
Non-current operating leases liability	1,315	—
Other long-term liabilities	61	239

Total long-term liabilities	3,424	7,635

Total liabilities	13,592	13,017

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 60,000,000 shares at December 31, 2019 and 10,000,000 shares at December 31, 2018; Issued and outstanding: 7,319,560 and 2,813,087 shares at December 31, 2019 and December 31, 2018, respectively (1)	504	193
Additional paid-in capital	178,745	154,670
Accumulated deficit	(168,469)	(152,918)

Total shareholders’ equity	10,780	1,945

Total liabilities and shareholders’ equity	$24,372	$14,962

(1)	Reflects one-for-twenty-five reverse share split that became effective on April 1, 2019. See Note 8a to these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2019	2018	2017
Revenues	$4,873	$6,545	$7,753
Cost of revenues	2,147	3,720	4,652

Gross profit	2,726	2,825	3,101

Operating expenses:
Research and development, net	5,348	7,349	6,042
Sales and marketing	6,167	7,897	11,360
General and administrative	5,259	6,793	7,691

Total operating expenses	16,774	22,039	25,093

Operating loss	(14,048)	(19,214)	(21,992)

Loss on extinguishment of debt	—	—	313
Financial expenses, net	1,496	2,466	2,293

Loss before income taxes	(15,544)	(21,680)	(24,598)
Income taxes (tax benefit)	7	(5)	119

Net loss	$(15,551)	$(21,675)	$(24,717)

Net loss per ordinary share, basic and diluted	$(2.70)	$(14.72)	$(30.57)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	5,763,317	1,472,499	808,557

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary Share			Additional paid-in	Accumulated	Total shareholders’
	Number	Amount		capital	deficit	equity
Balance as of December 31, 2016	653,530	45		114,707	(106,492)	8,260
Share-based compensation to employees and non-employees	—	—		3,654	—	3,654
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	6,670	1		37	—	38
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $467	224,524	16		9,293	—	9,309
Issuance of ordinary shares in follow-on public offering, net of issuance expenses in an amount of $1,117	315,422	22		7,141	—	7,163
Cumulative effect to stock based compensation from adoption of a new accounting standard	—	—		11	(11)	—
Net loss	—	—		—	(24,717)	(24,717)
Balance as of December 31, 2017	1,200,146	84		134,843	(131,220)	3,707
Cumulative effect to accumulated deficit from adoption of a new accounting standard	—	—		—	(23)	(23)
Share-based compensation to employees and non-employees	—	—		2,766	—	2,766
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	17,181	*	)	—	—	—
Issuance of ordinary shares in investing agreement, net of issuance expenses in an amount of $830 (1)	164,715	12		4,283	—	4,295
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $236 (1)	49,882	4		1,113	—	1,117
Issuance of ordinary shares, warrants and pre-funded warrants in follow-on public offering, net of issuance expenses in an amount of $1,505 (1)	728,019	49		11,528	—	11,577
Modification of warrants to purchase ordinary shares (2)	—	—		18	—	18
Exercise of pre-funded warrants (1)	653,144	44		119	—	163
Net loss	—	—		—	(21,675)	(21,675)
Balance as of December 31, 2018	2,813,087	193		154,670	(152,918)	1,945
Share-based compensation to employees and non-employees	—	—		1,108	—	1,108
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	47,473	2		—	—	2
Issuance of ordinary shares in a “best efforts” offering, net of issuance expenses in the amount of $686 (1)	760,000	52		3,632	—	3,684
Exercise of pre-funded warrants and warrants (1)	584,087	40		1,461	—	1,501
Issuance of ordinary shares in a “Registered Direct” offerings, net of issuance expenses in the amount of $ 1,125 (1)	1,650,248	115		8,010	—	8,125
Issuance of ordinary shares in a “Warrant exercise” agreement, net of issuance expenses in the amount of $ 1,019 (1)	1,464,665	102		9,864	—	9,966
Net loss	—	—		—	(15,551)	(15,551)
Balance as of December 31, 2019	7,319,560	504		178,745	(168,469)	10,780

*)	Represents an amount lower than $1.

(1)	See note 8b.

(2)	See note 8e.

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2019	2018	2017
Cash flows used in operating activities:
Net loss	$(15,551)	$(21,675)	$(24,717)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	321	463	642
Share-based compensation to employees and non-employees	1,108	2,766	3,654
Deferred taxes	(57)	(107)	73
Loss on extinguishment of debt	—	—	313
Loss on inducement of debt (2)	—	600	—
Financial expenses related to long term loan	—	224	128

Changes in assets and liabilities:

Trade receivables, net	(36)	322	151
Prepaid expenses, operating lease right-of-use assets and other assets	64	734	(438)
Inventories	(1,221)	1,403	(582)
Trade payables	370	492	(1,613)
Employees and payroll accruals	20	(222)	(147)
Deferred revenues	176	283	47
Other current and long term liabilities	(9)	(57)	27
Net cash used in operating activities	(14,815)	(14,774)	(22,462)

Cash flows used in investing activities:
Purchase of property and equipment	(22)	(13)	(21)
Net cash used in investing activities	(22)	(13)	(21)

Cash flows from financing activities:
Issuance of ordinary shares upon exercise of options to purchase ordinary shares by employees and non-employees	—	—	38
Repayment of long term loan	(1,722)	(3,866)	(3,102)
Issuance of ordinary shares in investment agreement, net of issuance expenses in an amount of $830 (1)	—	4,295	—
Issuance of ordinary shares in at-the-market offering, net of issuance expenses paid in the amount of $211 (1)	—	1,142	9,309
Issuance of ordinary shares and exercise of pre-funded warrants into ordinary shares in follow-on offering, net of issuance expenses in an amount of $1,505 and net of long term loan conversion in the amount of $3,600 (1) (2)	—	8,140	7,163
Issuance of ordinary shares in a “best efforts” offering, net of issuance expenses in the amount of $ 686 (1)	3,684	—	—
Issuance of ordinary shares in a “registered direct” offerings, net of issuance expenses in the amount of $ 1,035 (1)	8,125	—	—
Issuance of ordinary shares in a “warrant exercise” agreement, net of issuance expenses in the amount of $1,019 (1)	9,966	—	—
Exercise of pre-funded warrants and warrants (1)	1,429	—	—
Net cash provided by financing activities	21,482	9,711	13,408

Increase (decrease) in cash, cash equivalents, and restricted cash	6,645	(5,076)	(9,075)
Cash, cash equivalents, and restricted cash at beginning of period	10,347	15,423	24,498
Cash, cash equivalents, and restricted cash at end of period	$16,992	$10,347	$15,423

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2019	2018	2017

Supplemental disclosures of non-cash flow information
Repayment of long term loan by issuance of units and pre-funded units (2)	$—	$3,000	$—
At-the-market offering expenses not yet paid (1)	$—	$25	$—
Classification of other current assets to property and equipment, net	$—	$236	$—
Classification of inventory to other current assets	$164	$—	$—
Classification of inventory to property and equipment	$174	$—	$203
Cashless exercise of pre-funded warrants	$72	$—	$—
Initial recognition of operating lease right-of-use assets	$2,099	$—	$—
Initial recognition of operating lease liabilities	$(2,249)	$—	$—

Supplemental disclosures of cash flow information:
Cash and cash equivalents	$16,253	$9,546	$14,567
Restricted cash included in other long term assets	$739	$801	$856
Total Cash, cash equivalents, and restricted cash	$16,992	$10,347	$15,423

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$21	$25	$21
Cash paid for interest	$1,499	$1,501	$2,300

(1)	See note 8b.

(2)	See note 6.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1:- GENERAL

a.	ReWalk Robotics Ltd. (“RRL”, and together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Israel on June 20, 2001 and commenced operations on the same date.

b.	RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics Inc. (“RRI”) incorporated under the laws of Delaware on February 15, 2012 and (ii) ReWalk Robotics GMBH. (“RRG”) (formerly Argo Medical Technologies GmbH) incorporated under the laws of Germany on January 14, 2013.

c.	The Company is designing, developing and commercializing robotic exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. The Company has developed and is continuing to commercialize the ReWalk, an exoskeleton designed for individuals with paraplegia that uses its patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. The ReWalk system consists of a light wearable brace support suit which integrates motors at the joints, rechargeable batteries, an array of sensors and a computer-based control system to power knee and hip movement. There are currently two types of ReWalk products: ReWalk Personal and ReWalk Rehabilitation. ReWalk Personal is designed for everyday use by individuals at home and in their communities and is custom-fitted for each user. ReWalk Rehabilitation is designed for the clinical rehabilitation environment where it provides individuals access to valuable exercise and therapy. Additionally, the Company developed and, in June 2019, started to commercialize the ReStore following receipt of European Union CE mark and United States Food and Drug Administration (“FDA”). The ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke. The Company markets and sells its products directly to institutions and individuals and through third-party distributors. The Company sells its products directly primarily in Germany and the United States, and primarily through distributors in other markets. In its direct markets, the Company has established relationships with rehabilitation centers and the spinal cord injury community, and in its indirect markets, the Company’s distributors maintain these relationships. RRI markets and sells products mainly in the United States. RRG sell the Company’s products mainly in Germany and Europe.

d.	The Company depends on one contract manufacturer, Sanmina. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

e.	The Company has an accumulated deficit in the total amount of $168.5 million as of December 31, 2019, negative cash flow from operations of $14.8 million, and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, potential reduction in operating cash burn and future issuances of equity and debt securities, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company require more funds than anticipated during the next 12 months or in later periods.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The consolidated financial statements for the year ended December 31, 2019 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Raw materials - The weighted average cost method.

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. In the years ended December 31, 2019, 2018 and 2017, the Company wrote off inventory in the amount of $64 thousand, $562 thousand and $131 thousand, respectively. The write off inventory were recorded in cost of revenue. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

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

As of December 31, 2019 and 2018 the related party receivable were 0% of trade receivable, net, in both years. Revenues from YEC during the years ended December 31, 2019, 2018 and 2017 amounted to $41 thousand, $13 thousand and $0, respectively.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2019, 2018 and 2017, no impairment losses have been recorded.

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

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method for contracts that were not completed as of January 1, 2018. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This adjustment did not have a material impact on the Company consolidated financial statements. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company historic accounting under Revenue Recognition (“Topic 605”).

The adoption of Topic 606 represents a change in accounting principle that will provide financial statement readers with enhanced revenue recognition disclosures. In accordance with Topic 606, revenue is recognized when obligations under the terms of a contract with the Company customer are satisfied; generally this occurs with the transfer of control of the Company products or services. Revenue is measured as the amount of consideration to which the Company expect to be entitled in exchange for transferring products or providing services. To achieve this core principle, the Company applies the following five steps:

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

In practice, the Company do not offer extended payment terms beyond one year to customers. As such, the Company do not adjust the consideration for financing arrangements.

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

The Company generally does not grant a right of return for its products. There have been isolated cases in which the Company experienced a return of its products. Therefore, the Company records reductions to revenue for expected future product returns based on the Company’s historical experience.

Disaggregation of Revenues

	Year Ended December 31,
	2019	2018	2017 (1)
Units placed	$4,385	$6,237	$7,490
Spare parts and warranties	488	308	263
Total Revenues	$4,873	$6,545	$7,753

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Units placed

the Company currently offer three products: ReWalk Personal, ReWalk Rehabilitation units for Spinal Cord Injury (“SCI Products”) and ReStore soft suit exoskeleton for rehabilitation of individuals suffering from stroke. SCI Products are currently designed for everyday use by paraplegic individuals at home and in their communities, and is custom fitted for each user, as well as for use by paraplegia patients in the clinical rehabilitation environment, where it provides individuals access to valuable exercise and therapy. The ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke in the clinical rehabilitation environment.

Units placed includes revenue from sales of SCI Products and ReStore.

the Company also offer a rent-to-purchase model in which the Company recognize revenue according to the agreed rental monthly fee. For units placed, the Company transfer control and recognize a sale when title has passed to the customer and rental revenue is recognized ratably according to the agreed rental monthly fee. Each unit placed is considered an independent, unbundled performance obligation.

Spare parts and warranties

Spare parts are sold to private individuals, rehabilitation facilities and distributors. Revenue is recognized when the Company satisfies a performance obligation by transferring control over promised goods or services to the customer. Each part sold is considered an independent, unbundled performance obligation.

Warranties are classified as either assurance type or service type warranty. A warranty is considered an assurance type warranty if it provides the consumer with assurance that the product will function as intended for a limited period of time.

In the beginning of 2018, the Company updated its service policy for SCI Products to include a five- year warranty compared to a period of two years that were included in the past for parts and services. The first two years are considered as assurance type warranty and the additional period is considered an extended service arrangement, which is a service type warranty. An assurance type warranty is not accounted for as separate performance obligations under the revenue model. A service type warranty is either sold with a unit or separately for units for which the warranty has expired. Revenue is then recognized ratably over the life of the warranty.

The ReStore device is offered with two-year warranty which are considered as assurance type warranty.

Contract balances

	December 31,	December 31,
	2019	2018
Trade receivable, net (1)	$794	$758
Deferred revenues (1) (2)	$844	$668

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	$262 thousand of December 31, 2018 deferred revenues balance were recognized as revenues during the year ended December 31, 2019.

Typical timing of payment

The timing of satisfaction of the Company performance obligations does not significantly vary from the typical timing of payment. Typical payment terms are based on payment terms as established in the Company’s contracts. For some contracts the Company may be entitled to receive an advance payment.

Transaction price allocated to remaining performance obligations for the year ended December 31, 2019, revenue recognized from performance obligations related to prior periods was not material.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

The Company’s unfilled performance obligations as of December 31, 2019 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $876 thousand, which is fulfilled over one to five years.

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

The fair value for options granted in 2019, 2018 and 2017 is estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	December 31,
	2019	2018	2017
Expected volatility	57.5%	57% - 61%	55% - 59%
Risk-free rate	2.22%	2.74% - 2.83%	1.78% - 2.07%
Dividend yield	—%	—%	—%
Expected term (in years)	6.11	6.11	5.31 - 6.11
Share price	$5.37	$25.5 - $28.75	$32.5 - $50

The Company accounts for options granted to consultants and other service providers under ASC No. 718 and ASC No. 505, “Equity-based payments to non-employees.” The fair value of these options was estimated using a Black-Scholes-Merton option-pricing model.

The non-cash compensation expenses related to non-employees for the years ended December 31, 2019, 2018 and 2017 amounted to $18 thousand, $90 thousand and $45 thousand, respectively

The non-cash compensation expenses related to employees and non- employees for the years ended December 31, 2019, 2018 and 2017 amounted to $1,108 thousand, $2,766 thousand and $3,654 thousand respectively.

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

ASC No. 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company accrues interest and penalties related to unrecognized tax benefits in its taxes on income. As of December 31, 2019 and 2018, the Company did not identify any significant uncertain tax positions.

n.	Warranty:

In the beginning of 2018 the Company updated its service policy for new SCI Products sold to include a 5-year warranty. Our ReStore product offering includes a two-year warranty for parts and services. The Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2018	$304
Provision	166
Usage	(243)
Balance at December 31, 2019	227

o.	Concentrations of Credit Risks:

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

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	December 31,
	2019	2018
Customer A	14%	*	)
Customer B	13%	*	)
Customer C	13%	*	)
Customer D	12%	*	)
Customer E	12%	*	)
Customer F	12%	*	)
Customer G	12%	*	)
Customer H	* )	28%
Customer I	* )	15%
Customer J	* )	14%
Customer K	* )	13%
Customer L	* )	12%

*)	Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of December 31, 2019 and 2018 trade receivables are presented net of $31 thousand and $32 thousand allowance for doubtful accounts, respectively, and net of sales return reserve of $86 thousand and $105 thousand, respectively.

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

Total Company expenses related to severance pay amounted to $156 thousand, $169 thousand and $185 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share (in thousands, except share and per share data):

	Year ended December 31,
	2019	2018	2017
Net loss	$(15,551)	$(21,675)	$(24,717)

Net loss attributable to ordinary shares	(15,551)	(21,675)	(24,717)
Shares used in computing net loss per ordinary shares, basic and diluted	5,763,317	1,472,499	808,557

Net loss per ordinary share, basic and diluted	$(2.70)	$(14.72)	$(30.57)

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

No royalty-bearings grants were recorded for the year ended December 31, 2019, the Company received royalty-bearing grants in the amount of $198 thousand for the year ended December 31, 2018, as part of the research and development expenses.

During the year ended December 31,2019, $15 thousand were recorded as royalties expenses as part of the cost of revenues. No royalty expenses were recorded for the years ended December 31, 2018, 2017, respectively

u.	New Accounting Pronouncements

Recently Implemented Accounting Pronouncements

i.	Leases:

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

Prior to the Company’s adoption of ASU 2016-02, when its lease agreements contained rent payment relief and rent escalation clauses, the Company recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. Operating leases are recognized on the balance sheet as right-of-use assets, current maturities of operating leases and noncurrent operating lease liabilities.

The Company used the modified retrospective transition method, under which the Company applied the standard as a cumulative effect adjustment to each lease that had commenced as of the beginning of January 1, 2019 and did not apply the standard to comparative historical periods. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance, which among other things, allowed the Company to carry forward the historical lease classification. The Company has elected, as of the adoption date, not to reassess whether expired or existing contracts contain leases under the new definition of a lease, not to reassess the lease classification for expired or existing leases, and not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes the lease expense for such leases on a straight-line basis in the statement of operations over the lease term. As a result, the Company no longer recognizes deferred rent on the balance sheet.

Upon adoption of this standard on January 1, 2019, the Company recorded right–of–use assets and corresponding lease liabilities of $2,099 and $2,249, respectively. As of December 31, 2019, the right–of–use assets and corresponding lease liabilities in the Company’s consolidated balance sheets were $1,737 and $1,952, respectively. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or cash flows. See also note 7b - Lease commitment.

Recent Accounting Pronouncements Not Yet Adopted

ii.	Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

NOTE 3:- PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31,
	2019	2018
Government institutions	$175	$167
Prepaid expenses	318	155
Advances to vendors	246	371
Other assets	164	—

	$903	$693

NOTE 4:- INVENTORIES

The components of inventories are as follows (in thousands):

	December 31,
	2019	2018
Finished products	$2,394	$2,240
Raw materials	729	—

	$3,123	$2,240

NOTE 5:- PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2019	2018
Cost:
Computer equipment	$723	$712
Office furniture and equipment	293	293
Machinery and laboratory equipment	604	593
Field service units	1,420	1,246
Leasehold improvements	333	333

	$3,373	$3,177

	December 31,
	2019	2018
Accumulated depreciation	2,872	2,551

Property and equipment, net	$501	$626

Depreciation expenses amounted to $321 thousand, $463 thousand and $642 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

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

On November 20, 2018, the Company and Kreos entered into the Second Amendment to the Loan Agreement (the “Second Amendment”). In the Second Amendment, the Company agreed to repay $3.6 million to Kreos in satisfaction of all outstanding indebtedness under the Kreos Convertible Note and other related payments, including prepayment costs and end of loan payments and Kreos agreed to terminate the Kreos Convertible Note. The Company repaid Kreos the $3.6 million by issuing to Kreos 192,000 units and 288,000 pre-funded units at the applicable public offering prices for an aggregate price of $3.6 million (including the aggregate exercise price for the ordinary shares to be received upon exercise of the pre-funded warrants, assuming Kreos exercises all of the pre-funded warrants it purchased as part of the Company’s public offering). The Company and Kreos also agreed to revise the principal and the repayment schedule under the Kreos Loan Agreement. The revised repayment schedule, effectively deferred an additional $1.1 million of payments that were due in 2018 and $2.8 million that were due in 2019 under the loan’s prior repayment schedule, for total deferred payments of $3.9 million compared to the prior repayment schedule. Additionally, Kreos and the Company entered into the Kreos Warrant Amendment, which amended the exercise price of the warrant to purchase 6,679 ordinary shares currently held by Kreos from $241 to $7.5. The Second Amendment also made certain changes to the prepayment premiums under the Kreos Loan Agreement, tying them to the date of the Second Amendment

On June 5, 2019 and June 6, 2019, the Company entered into warrant exercise agreements with certain institutional investors of warrants to purchase the Company’s ordinary shares, pursuant to which, Kreos agreed to exercise in cash their November 2018 warrants at the existing exercise price of $7.50 per share. Under the exercise agreements, the Company also agreed to issue to Kreos new warrants to purchase up to 480,000 ordinary shares at an exercise price of $7.50 per share and exercise period of five years.

As of December 31, 2019, the outstanding principal amount under the Kreos Loan Agreement was $7.0 million. Depending on its liquidity needs, the Company may seek to refinance up to a substantial portion of our indebtedness under our Kreos Loan Agreement, which the Company have considered with Kreos from time to time, including by exchanging its indebtedness with Kreos for new convertible debt from a third-party investor, or to borrow additional funds.

The Company recorded interest expense in the amount of $1.5 million during the fiscal year ended December 31, 2019.

NOTE 7:- COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitment:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of December 31, 2019, non-cancelable outstanding obligations amounted to approximately $2.3 million.

b.	Operating lease commitment:

(i)	The Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2019 and 2023. A portion of the Company’s facilities leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)	RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2019 and 2022. A subset of the Company’s cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $40 thousand as of December 31, 2019.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s consolidated balance sheets as of December 31, 2019 are as follows (in thousands):

2020	$685
2021	675
2022	622
2023	458
Total lease payments	2,440
Less: imputed interest	(488)
Present value of future lease payments	1,952
Less: current maturities of operating leases	(637)
Non-current operating leases	$1,315
Weighted-average remaining lease term (in years)	3.54
Weighted-average discount rate	12.9%

Total rent expenses for the years ended December 31, 2019, 2018 and 2017 were $739 thousand, $695 thousand and $682 thousand, respectively.

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the IIA and BIRD. Since the Company’s inception through December 31, 2019, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty bearing grants (as of December 31, 2019, the Company paid royalties to the IIA in the total amount of $50 thousand), while a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

Additionally, the License Agreement requires the Company to pay Harvard royalties on net sales, See note 9 below for more information about the Collaboration Agreement and the License Agreement.

During the year ended December 31, 2019, $15 thousand were recorded as royalties expenses in cost of revenues, No royalties expenses recorded for the years ended December 31, 2018 and 2017.

As of December 31, 2019, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

The Company’s other long-term assets in the amount of $739 thousand have been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

e.	Legal Claims:

As previously disclosed, between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired the Company ordinary shares pursuant and/or traceable to its registration statement on Form F-1 (File No. 333-197344) used in connection with the initial public offering, or the Company’s IPO, were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. February 11, 2020, seven have been dismissed and one has been partially dismissed. The actions involved or involve claims under various sections of the Securities Act of 1933, or the Securities Act, against the Company, certain of its current and former directors and officers, the underwriters of the Company’s IPO and certain other defendants.

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

The action commenced in the United States District Court for the District of Massachusetts (the “District Court”), alleging violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, was partially dismissed on August 23, 2018. In particular, the District Court granted the motion to dismiss the claims under Sections 11 and 15 of the Securities Act, finding that the plaintiff failed to plead a false or misleading statement in the IPO registration statement. The District Court did not address the claims under Sections 10(b) and 20(a) of the Exchange Act because, as a result of the dismissal of the claims under the Securities Act, the lead plaintiff lacked standing to pursue those claims. Because the action in the District Court was styled as a class action, the District Court permitted the plaintiff to file a supplemental memorandum concerning standing or a motion to appoint a substitute or supplemental plaintiff. On September 10, 2018, the plaintiff sought leave to amend his complaint to add a new plaintiff that purportedly has standing to pursue Exchange Act claims, and the Company opposed the motion to amend on September 24, 2018. On May 16, 2019, the court denied the plaintiff’s motion to amend and the complaint was dismissed.  Thereafter, the plaintiff timely appealed to the United States Court of Appeals for the First Circuit.  The appeal has been fully briefed and oral arguments have been scheduled for March 2, 2020.

Based on information currently available and the current stage of the litigation,  the Company are unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the remaining lawsuit in the District Court; therefore, no litigation reserve has been recorded in the Company’s consolidated balance sheets as of December 31, 2019. the Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times if and when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

NOTE 8:- SHAREHOLDERS’ EQUITY

a.	Reverse share split:

On March 27, 2019, the Company’s shareholders approved (i) a reverse share split within a range of 1:8 to 1:32, to be effective at the ratio and on a date to be determined by the Board of Directors, and (ii) amendments to the Company’s Articles of Association authorizing an increase in the Company’s authorized share capital (and corresponding authorized number of ordinary shares, proportionally adjusting such number for the reverse share split) by up to NIS 17.5 million. Following the shareholder approval, an authorized committee of the Board of Directors of the Company approved a one-for-twenty-five reverse share split of the Company’s ordinary shares, and the Company filed the Third Amended and Restated Articles of Association of the Company with the Registrar of Companies of the State of Israel to effect the reverse share split and to increase the Company’s authorized share capital after the effect of the reverse share split. The reverse share split became effective on April 1, 2019. Additionally, effective at the same time, the total number of ordinary shares the Company is authorized to issue changed from 250,000,000 shares to 60,000,000 shares, the par value per share of the ordinary shares changed to NIS 0.25 and the authorized share capital of the Company changed from NIS 2,500,000 to NIS 15,000,000. All share and per share data included in these consolidated financial statements, for periods before December 31, 2019, give retroactive effect to the reverse stock split.

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

From the inception of the ATM Offering Program in May 2016 until December 31, 2019, the Company had sold 302,092 ordinary shares under the ATM Offering Program for gross proceeds of $15.7 million and net proceeds to the Company of $14.5 million (after commissions, fees and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation for the fixed commission rate of 3.0% in the aggregated amount of $471 thousand and had incurred total expenses (including such commissions) of approximately $1.2 million in connection with the ATM Offering Program.

2.	Follow-on offerings

In November 2018, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), in connection with the Company’s follow-on public offering of 496,055 units, each consisting of one ordinary share and one common warrant to purchase one ordinary share with an exercise price of $7.5 per warrant. Each unit was sold to the public at a price of $7.50 per unit. On November 18, 2018, H.C. Wainwright exercised in full its option to purchase 231,964 ordinary shares for $7.25 per share and/or common warrants to purchase up to an additional 231,964 ordinary shares for $0.25 per warrant.

Additionally, the Company issued and sold 1,050,372 pre-funded units at a price to the public of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share with an exercise price of $7.50 per warrant. The total gross proceeds received from the November 2018 follow-on public offering, before deducting commissions, discounts and expenses, were $13.1 million (including proceeds from the exercise of 90,691 pre-funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the year ended December 31, 2019 additional 288,000 pre-funded warrants and 296,087 warrants to purchase an aggregate 584,087 ordinary shares had been exercised, for additional proceeds of $1.5 million. As compensation for their role in the offering, the Company also issued to the Underwriters warrants to purchase up to 106,680 ordinary shares, which became immediately exercisable starting on November 20, 2018 until November 15, 2023 at $9.375 per share.

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

In April 2019, the Company entered into securities purchase agreements with certain institutional purchasers whereby the Company issued 816,914 ordinary shares at $5.2025 per ordinary share and warrants to purchase up to 408,457 ordinary shares with an exercise price of $5.14 per share, exercisable from April 5, 2019 until October 7, 2024, in a private placement that took place concurrently with the Company’s registered direct offering of ordinary shares in April 2019. Additionally, the Company issued warrants to purchase up to 49,015 ordinary shares, with an exercise price of $6.503125 per share, exercisable from April 5, 2019 until April 3, 2024, to representatives of H.C. Wainwright as compensation for its role as the placement agent in the Company’s April 2019 registered direct offering and concurrent private placement of warrants.

On June 5, 2019 and June 6, 2019, the Company entered into warrant exercise agreements with certain institutional investors whereby the Company issued warrants to purchase up to 1,464,665 ordinary shares with an exercise price of $7.50 per share, exercisable from June 5, 2019 or June 6, 2019 until June 5, 2024 or June 6, 2024, respectively. Additionally, the Company issued warrants to purchase up to 87,880 ordinary shares, with an exercise price of $9.375 per share, exercisable from June 5, 2019 until June 5, 2024, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in the Company’s June 2019 warrant exercise agreement and concurrent private placement of warrants.

On June 12, 2019, the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of 833,334 ordinary shares, par value NIS 0.25 per share at $6.00 per ordinary share and warrants to purchase up to 416,667 ordinary shares with an exercise price of $6.00 per share, exercisable from June 12, 2019 until December 12, 2024, in a private placement that took place concurrently with the Company’s registered direct offering of ordinary shares in June 2019. Additionally, the Company issued warrants to purchase up to 50,000 ordinary shares, with an exercise price of $7.50 per share, exercisable from June 12, 2019 until June 10, 2024, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in the Company’s June 2019 registered direct offering and concurrent private placement of warrants.

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

In light of the positions taken by Timwell during the negotiations on definitive joint venture and license agreements, The Companys no longer believe that agreement can be reached on the basis of the original understandings reflected in its Investment Agreement with Timwell. the Company remain in dialogue with RealCan, Timwell’s affiliate, on alternative pathways that will allow to commercialize its products in China through RealCan and its affiliates, and also provide for RealCan or an affiliate to invest in the Company. Due to the various delays in the process and other barriers to closing, there is a significant risk that the Company will not reach agreement with RealCan on a modification of the original agreement. As the Company continue to view China as a market with key opportunities for products designed for stroke patients, the Company continue to evaluate potential relationships with other groups to penetrate the Chinese market.

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

Starting in 2014, the Company grants to directors and employees also Restricted Stock Units (“RSUs’’) under this Plan. An RSU award is an agreement to issue shares of the company’s ordinary shares at the time the award is vested.

As of December 31, 2019 and 2018, the Company had reserved 12,409 and 52,298 shares of ordinary shares, respectively, available for issuance to employees, directors, officers and non-employees of the Company.

The share reserve pool will increase on January 1 of each calendar year during the term of the 2014 Plan in an amount equal to the lesser of: (x) 38,880, (y) 4% of the total number of shares outstanding on December 31 of the immediately preceding calendar year, and (z) an amount determined by the Company’s board of directors.

The options generally vest over four years, with certain options granted to non-employee directors during the fiscal year ended December 31, 2019, vesting over one year.

Any option that is forfeited or canceled before expiration becomes available for future grants under the Plan.

A summary of employee share options activity during the fiscal year ended 2019 is as follows:

	Number	Average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the year	72,655	$47.7	6.37	$114
Granted	12,425	5.37	—	—
Exercised	—	—	—	—
Forfeited	(10,367)	40.92	—	—

Options outstanding at the end of the year	74,713	$41.6	6.34	$135

Options exercisable at the end of the year	44,627	$55.86	4.80	$—

A summary of employee RSUs activity during the fiscal year ended 2019 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs at the beginning of the year	26,093	48.78
Granted	88,436	4.67
Vested	(40,793)	5.78
Forfeited	(11,358)	17.19

Unvested RSUs at the end of the year	62,378	44.61

The weighted average grant date fair values of options granted during the fiscal year ended December 31, 2019, 2018 and 2017 were $2.98, $15.25 and $25.5 respectively. The weighted average grant date fair values of RSUs granted during the fiscal year ended December 31, 2019, 2018 and 2017, were $4.67, $26.75 and $36.0, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders, which hold options with positive intrinsic value, exercised their options on the last date of the exercise period. During the years ended December 31, 2019 and December 31, 2018, no options were exercised. Total intrinsic value of options exercised for the year ended December 31, 2017 was $29 thousand. Total fair value of shares vested during the year ended December 31, 2019, 2018 and 2017 were $1,175 thousand, $2,918 thousand and $3,785 thousand respectively. As of December 31, 2019, there were $857 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 and 2014 Plans. This cost is expected to be recognized over a period of approximately 2.0 years.

The number of options and RSUs outstanding as of December 31, 2019 is set forth below, with options separated by range of exercise price:

Range of exercise price	Options and RSUs Outstanding as of December 31, 2019	Weighted average remaining contractual life (years) (1)	Options Exercisable as of December 31, 2019	Weighted average remaining contractual life (years) (1)
RSUs only	62,378	—	—	—
$5.37	12,425	9.24	—	—
$20.42- $33.75	36,851	6.25	21,968	4.85
$37.14-$38.75	10,194	3.99	10,194	3.99
$50-$52.5	11,395	5.69	8,621	5.13
$182.5-$524.25	3,848	5.90	3,844	5.90
	137,091	6.34	44,627	4.80

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

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

The Company granted 6,680 fully vested RSUs during the fiscal year ended December 31, 2019 to non-employee consultants. As of December 31, 2019, there are no outstanding options or RSUs held by non-employee consultants.

e.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2019:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.500	4,771	See footnote (1)
November 1, 2016 (2)	97,496	$118.750	97,496	November 1, 2021
December 28, 2016 (3)	1,908	$7.500	1,908	See footnote (1)
November 20, 2018 (4)	126,839	$7.500	126,839	November 20, 2023
November 20, 2018 (5)	106,680	$9.375	106,680	November 15, 2023
February 25, 2019 (6)	45,600	$7.187	45,600	February 21, 2024
April 5, 2019 (7)	408,457	$5.140	408,457	October 7, 2024
April 5, 2019 (8)	49,015	$6.503	49,015	April 3, 2024
June 5, 2019 and June 6, 2019 (9)	1,464,665	$7.500	1,464,665	June 5, 2024
June 5, 2019 (10)	87,880	$9.375	87,880	June 5, 2024
June 12, 2019 (11)	416,667	$6.000	416,667	December 12, 2024
June 10, 2019 (12)	50,000	$7.500	50,000	June 10, 2024
	2,859,978		2,859,978

(1)	Represents warrants for ordinary shares issuable upon an exercise price of $7.5 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of December 31, 2019.

(2)	Represents warrants issued as part of the Company’s follow-on offering in November 2016. At any time, the board of directors may reduce the exercise price of the warrants to any amount and for any period of time it deems appropriate.

(3)	Represents common warrants that were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 1 for exercisability terms.

(4)	Represents common warrants that were issued as part of the Company’s follow-on offering in November 2018. As of September 30, 2019, warrants to purchase an aggregate 1,651,537 ordinary shares had been exercised.

(5)	Represents common warrants that were issued to the underwriters as compensation for their role in the Company’s follow-on offering in November 2018.

(6)	Represents warrants that were issued to the exclusive placement agent as compensation for its role in the Company’s follow-on offering in February 2019.

(7)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in April 2019.

(8)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s April 2019 registered direct offering.

(9)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement on June 5, 2019 and June 6, 2019, respectively.

(10)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s June 2019 warrant exercise agreement and concurrent private placement of warrants.

(11)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement in June 2019.

(12)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s June 2019 registered direct offering and concurrent private placement of warrants.

f.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense in the consolidated statements of operations as follows:

	Year Ended December 31,
	2019	2018	2017
Cost of revenues	$13	$16	$62
Research and development, net	204	435	508
Sales and marketing, net	166	467	963
General and administrative	725	1,848	2,121

Total	$1,108	$2,766	$3,654

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

The License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of December 31, 2019 the Company achieved three of the milestones which represent all development milestones under the License Agreement. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company’s total payment obligation under the Collaboration Agreement and the Harvard License Agreement is $7.2   million, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expenses in the amount of $1.6   million which is part of the total payment obligation indicated above, as research and development expenses related to the Harvard License Agreement and to the Collaboration Agreement for the fiscal year ended December 31, 2019. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

NOTE 10:- INCOME TAXES

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Corporate tax rates in Israel:

Presented hereunder are the tax rates relevant to the Company in the years 2017-2019:

The Israeli statutory corporate tax rate and real capital gains were 23% in 2019 and in 2018, and 24% in 2017.

b.	Income (loss) before taxes on income is comprised as follows:

	Year Ended December 31,
	2019	2018	2017
Domestic	$(15,599)	$(21,784)	$(24,728)
Foreign	55	104	130
	$(15,544)	$(21,680)	$(24,598)

c.	Taxes on income are comprised as follows:

	Year Ended December 31,
	2019	2018	2017
Current	$64	$102	$46
Deferred	(57)	(107)	73

	$7	$(5)	$119

	Year Ended December 31,
	2019	2018	2017
Domestic	$—	$—	$—
Foreign	7	(5)	119

	$7	$(5)	$119

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of December 31, 2019 and 2018 are derived from temporary differences.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Based on the Company’s history of losses, the Company established a full valuation allowance for RRL.

Undistributed earnings of certain subsidiaries as of December 31, 2019 were immaterial. The Company intends to reinvest these earnings indefinitely in the foreign subsidiaries. As a result, the Company has not provided for any deferred income taxes.

	December 31,
	2019	2018
Deferred tax assets:
Carry forward tax losses	$35,051	$28,033
Research and development carry forward expenses-temporary differences	1,294	1,567
Accrual and reserves	290	241
Right-of-use asset	433	—
Total deferred tax assets	37,068	29,841
Deferred tax liabilities:
Right-of-use liability	(433)	—
Net deferred tax assets	36,635	29,841
Valuation allowance	(36,392)	(29,655)

Net deferred tax assets	$243	$186

The net changes in the total valuation allowance for each of the years ended December 31, 2019, 2018 and 2017, are comprised as follows:

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$(29,655)	$(26,311)	$(22,560)
Changes due to amendments to tax laws and exchange rate differences	(2,055)	1,393	1,806
Adjustment previous year loss	(735)	—	(591)
Additions during the year	(3,947)	(4,737)	(4,966)

Balance at end of year	$(36,392)	$(29,655)	$(26,311)

e.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2019	2018	2017
Loss before taxes, as reported in the consolidated statements of operations	$(15,544)	$(21,680)	$(24,598)

Statutory tax rate	23.0%	23.0%	24.0%

Theoretical tax benefits on the above amount at the Israeli statutory tax rate	$(3,575)	$(4,986)	$(5,904)
Income tax at rate other than the Israeli statutory tax rate	(1)	5	17
Non-deductible expenses including equity based compensation expenses and other	255	631	878
Operating losses and other temporary differences for which valuation allowance was provided	3,947	4,737	4,966
Permanent differences	(651)	(427)	—
Other	32	35	162

Actual tax expense	$7	$(5)	$119

f.	Foreign tax rates:

Taxable income of RRI was subject to tax at the rate of 21% in 2019, 2018 and 2017 and at the rate of 40% in 2016.

The effect of the tax rate change on the Company’s deferred tax expense in 2017 was $58 thousand.

Taxable income of RRG was subject to tax at the rate of 30% in 2019, 2018, and 2017.

g.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”):

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

RRL has had final tax assessments up to and including the 2014 tax year.

Each RRI and RRG have not had final tax assessment, since its inception.

i.	Net operating carry-forward losses for tax purposes:

As of December 31, 2019, RRL has carry-forward losses amounting to approximately $152.4 million, which can be carried forward for an indefinite period, and RRI has carry-forward losses amounting to approximately $390 thousands, which can be carried forward for a period of 20 years.

NOTE 11:- FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows:

	Year Ended December 31,
	2019	2018	2017
Foreign currency transactions and other	$(34)	$42	$(188)
Financial expenses related to loan agreement with Kreos	1,499	2,398	2,451
Bank commissions	31	26	30

	$1,496	$2,466	$2,293

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

	Year Ended December 31,
	2019	2018	2017
Revenues based on customer’s location:
Israel	$2	$—	$—
United States	2,003	3,558	4,598
Europe	2,832	2,807	3,094
Asia-Pacific	36	22	61
Latin America	—	58	—
Africa	—	100	—

Total revenues	$4,873	$6,545	$7,753

	December 31,
	2019	2018
Long-lived assets by geographic region:
Israel	$179	$206
United States	244	330
Germany	78	90

	$501	$626

(*)	Long-lived assets are comprised of property and equipment, net.

Major customer data as a percentage of total revenues:

	Year Ended December 31,
	2019	2018	2017
Customer A	15.0%	38.0%	35.2%

NOTE 13:- SUBSEQUENT EVENTS

On February 10, 2020, the Company closed a “best efforts” public offering whereby the Company issued an aggregate of 5,600,000 of common units and pre-funded units at a public offering price of $1.25 per common unit and $1.249 per pre-funded unit. As part of the public offering, the Company entered into a securities purchase agreement with certain institutional purchasers. Each common unit consisted of one ordinary share, par value NIS 0.25 per share and one common warrant to purchase one Ordinary Share. Each pre-funded unit consisted of one pre-funded warrant to purchase one Ordinary Share and one Common Warrant. Additionally the Company issued warrants to purchase up to 336,000 ordinary shares, with an exercise price of $1.5625 per share, to representatives of H.C. Wainwright as compensation for its role as the placement agent in the Company’s February 2020 offering.