Form 10-Q
period 2020-03-31
ReWalk Robotics Ltd.
filed 2020-05-28
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 001-36612

ReWalk Robotics Ltd.
(Exact name of registrant as specified in charter)

Israel	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3 Hatnufa Street, Floor 6, Yokneam Ilit, Israel	2069203
(Address of principal executive offices)	(Zip Code)
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of exchange on which registered	Trading symbol
Ordinary shares, par value NIS 0.25	Nasdaq Capital Market	RWLK

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 22, 2020, the Registrant had outstanding 12,933,603 ordinary shares, par value NIS 0.25 per share.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by ReWalk Robotics Ltd. (the “Company”) on May 11, 2020, the Company delayed the filing of this Quarterly Report on Form 10-Q due to circumstances related to the COVID-19 pandemic and in reliance on the U.S. Securities and Exchange Commission’s order under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and certain rules thereunder (Release No. 34-88465). In particular, the Company has been observing the recommendations of the local governments and health authorities in the locations in which it operates in order to minimize exposure risk to COVID-19 for its employees, including through the temporary closure of its corporate headquarters and having employees work remotely. These restrictions impacted the Company’s ability to conduct work required to prepare the Company’s financial statements and related disclosure for the quarter ended March 31, 2020 on a timely basis due to the disruption in business operations and remote work arrangements.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$16,602	$16,253
Trade receivable, net	726	794
Prepaid expenses and other current assets	1,294	903
Inventories	3,340	3,123
Total current assets	21,962	21,073

LONG-TERM ASSETS

Restricted cash and other long term assets	1,049	1,061
Operating lease right-of-use assets	1,721	1,737
Property and equipment, net	485	501
Total long-term assets	3,255	3,299
Total assets	$25,217	$24,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long term loan	$5,699	$5,438
Current maturities of operating leases	658	637
Trade payables	2,789	2,698
Employees and payroll accruals	527	670
Deferred revenues	283	323
Other current liabilities	395	402
Total current liabilities	10,351	10,168

LONG-TERM LIABILITIES
Long term loan, net of current maturities	—	1,527
Deferred revenues	497	521
Non-current operating leases	1,235	1,315
Other long-term liabilities	51	61
Total long-term liabilities	1,783	3,424

Total liabilities	12,134	13,592

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 60,000,000 shares at March 31, 2020 and December 31, 2019; Issued and outstanding: 12,930,155 and 7,319,560 shares at March 31, 2020 and December 31, 2019, respectively	903	504
Additional paid-in capital	184,489	178,745
Accumulated deficit	(172,309)	(168,469)
Total shareholders’ equity	13,083	10,780
Total liabilities and shareholders’ equity	$25,217	$24,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

 REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$760	$1,581
Cost of revenues	387	655

Gross profit	373	926

Operating expenses:
Research and development, net	985	1,414
Sales and marketing	1,681	1,587
General and administrative	1,309	1,500

Total operating expenses	3,975	4,501

Operating loss	(3,602)	(3,575)
Financial expenses, net	246	418

Loss before income taxes	(3,848)	(3,993)
Taxes on income (tax benefit)	(8)	7

Net loss	$(3,840)	$(4,000)

Net loss per ordinary share, basic and diluted	$(0.37)	$(1.25)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	10,374,116	3,211,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

; REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
(In thousands, except share data)

	Ordinary Share			Additional		Total
	Number	Amount		paid-in capital	Accumulated deficit	shareholders’ equity (deficiency)
Balance as of December 31, 2018 (1)	2,813,087	193		154,670	(152,918)	1,945
Share-based compensation to employees and non-employees	—	—		319	—	319
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	2,206	*	)	—	—	—
Issuance of ordinary shares in “best efforts” offering, net of issuance expenses in the amount of $686 (2)	760,000	52		3,632	—	3,684
Exercise of pre-funded warrants and warrants (2)	119,881	8		99	—	107
Net loss	—	—		—	(4,000)	(4,000)
Balance as of March 31, 2019	3,695,174	253		158,720	(156,918)	2,055

Balance as of December 31, 2019	7,319,560	504		178,745	(168,469)	10,780
Share-based compensation to employees and non-employees	—	—		199	—	199
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	10,595	*	)	—	—	—
Issuance of ordinary shares in “best efforts” offering, net of issuance expenses in the amount of $1,056 (2)	4,053,172	290		3,720	—	4,010
Exercise of pre-funded warrants (2)	1,546,828	109		1,825	—	1,934
Net loss	—	—		—	(3,840)	(3,840)
Balance as of March 31, 2020	12,930,155	903		184,489	(172,309)	13,083

*)	Represents an amount lower than $1.
(1)	Reflects our one-for-twenty-five reverse share split that became effective on April 1, 2019. See Note 7a to the condensed consolidated financial statements
(2)	See Note 7f to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(3,840)	$(4,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	75	94
Share-based compensation to employees and non-employees	199	319
Deferred taxes	(4)	(36)
Changes in assets and liabilities:
Trade receivables, net	68	(334)
Prepaid expenses, operating lease right-of-use assets and other assets	(448)	(240)
Inventories	(267)	(238)
Trade payables	79	238
Employees and payroll accruals	(143)	(56)
Deferred revenues and advances from customers	(64)	(25)
Other liabilities	4	25
Net cash used in operating activities	(4,341)	(4,253)

Cash flows used in investing activities:
Purchase of property and equipment	(9)	—
Net cash used in investing activities	(9)	—

Cash flows from financing activities:
Repayment of long term loan	(1,266)	(401)
Issuance of ordinary shares in a “best efforts” offering, net of issuance expenses paid in the amount of $496 (1)	—	3,874
Issuance of ordinary shares in a “best efforts” offerings, net of issuance expenses paid in the amount of $ 1,044 (1)	4,022	—
Exercise of pre-funded warrants and warrants (1)	1,934	107
Net cash provided by financing activities	4,690	3,580

Increase (decrease) in cash, cash equivalents, and restricted cash	340	(673)
Cash, cash equivalents, and restricted cash at beginning of period	16,992	10,347
Cash, cash equivalents, and restricted cash at end of period	$17,332	$9,674
Supplemental disclosures of non-cash flow information
Classification of inventory to property and equipment, net	$50	$—
“Best efforts” offering issuance cost not yet paid (1)	$12	$189
Initial recognition of operating lease right-of-use assets	$—	$2,099
Initial recognition of operating lease liabilities	$—	$(2,249)
Supplemental cash flow information:
Cash and cash equivalents	$16,602	$8,862
Restricted cash included in other long term assets	730	812
Total Cash, cash equivalents, and restricted cash	$17,332	$9,674

(1) See Note 7f to the condensed consolidated financial statements.

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

The Company is designing, developing and commercializing robotic exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. The Company has developed and is continuing to commercialize the ReWalk, an exoskeleton designed for individuals with paraplegia that uses its patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. The ReWalk system consists of a light wearable brace support suit which integrates motors at the joints, rechargeable batteries, an array of sensors and a computer-based control system to power knee and hip movement. There are currently two types of ReWalk products: ReWalk Personal and ReWalk Rehabilitation. ReWalk Personal is designed for everyday use by individuals at home and in their communities and is custom-fitted for each user. ReWalk Rehabilitation is designed for the clinical rehabilitation environment where it provides individuals access to valuable exercise and therapy. Additionally, the Company developed and, in June 2019, started to commercialize the ReStore following receipt of European Union CE mark and United States Food and Drug Administration (“FDA”). The ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke. The Company markets and sells its products directly to institutions and individuals in Germany and the United States and through third-party distributors in other markets. In its direct markets, the Company has established relationships with rehabilitation centers and the spinal cord injury community, and in its indirect markets, the Company’s distributors maintain these relationships. RRI markets and sells products mainly in the United States. RRG sell the Company’s products mainly in Germany and Europe.

c.
The worldwide spread of COVID-19 has resulted in a global economic slowdown and is expected to continue to disrupt general business operations until the disease is contained. This has already had a negative impact on the Company's sales and results of operations, and the Company expects that it will continue to negatively affect its sales and results of operations but the Company is currently unable to predict the scale and duration of that impact. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update of its accounting estimates or judgments or revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

d.
The Company has an accumulated deficit in the total amount of approximately $172.3 million as of March 31, 2020 and negative cash flow from operations of $4.3 million, and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The condensed consolidated financial statements for the three months ended March 31, 2020 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2:-          UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's (i) consolidated financial position as of March 31, 2020, (ii) consolidated results of operations for the three months ended March 31, 2020, (iii) consolidated statements of changes in shareholders’ equity (deficiency) and (iv) consolidated cash flows for the three months ended March 31, 2020. The results for the three months periods ended March 31, 2020, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Disaggregation of Revenues (in thousands)

	Three Months Ended March 31,
	2020	2019
Units placed	$633	$1,474
Spare parts and warranties	127	107
Total Revenues	$760	$1,581

Units placed

The Company currently offer three products: ReWalk Personal, ReWalk Rehabilitation (both of which are units for spinal cord injury (“SCI Products”)) and ReStore soft suit exoskeleton for rehabilitation of individuals suffering from stroke. SCI Products are currently designed for everyday use by paraplegic individuals at home and in their communities, and is custom fitted for each user, as well as for use by paraplegia patients in the clinical rehabilitation environment, where they provide individuals access to valuable exercise and therapy. The ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke in the clinical rehabilitation environment.

Units placed includes revenue from sales of SCI Products and ReStore.

For units placed, the Company recognizes revenues when it transfers control and title has passed to the customer.  Each unit placed is considered an independent, unbundled performance obligation. The Company also offers a rent-to-purchase model in which the Company recognizes revenue ratably according to the agreed rental monthly fee.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The ReStore device is offered with a two-year warranty which is considered as assurance type warranty.

Contract balances (in thousands)

	March 31,	December 31,
	2020	2019
Trade receivable, net (1)	$726	$794
Deferred revenues (1) (2)	$780	$844

(1)	Balance presented net of unrecognized revenues that were not yet collected.
(2)	$159 thousand of December 31, 2019 deferred revenues balance were recognized as revenues during the three months ended March 31, 2020.

Deferred revenue is comprised mainly of unearned revenue related to service type warranty but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

The Company’s unfilled performance obligations as of March 31, 2020 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $897 thousand, which is fulfilled over one to five years.

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

c.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	March 31,		December 31,
	2020		2019
Customer A	23%		* )
Customer B	15%		13%
Customer C	14%		12%
Customer D	13%		* )
Customer E	12%		* )
Customer F	*	)	14%
Customer G	*	)	13%
Customer H	*	)	12%
Customer I	*	)	12%
Customer J	*	)	12%

*) Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of March 31, 2020 and December 31, 2019 trade receivables are presented net of allowance for doubtful accounts in the amount of $31 thousand and $31 thousand, respectively, and net of sales return reserve $86 thousand as of December 31, 2019 and $0 as of March 31, 2020 .

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

US Dollars in thousands
Balance at December 31, 2019	$227
Provision	24
Usage	(51)
Balance at March 31, 2020	$200

NOTE 4:-          INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Finished products	$2,548	$2,394
Raw materials	792	729
	$3,340	$3,123

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:-          COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer. Purchase obligations do not include contracts that may be canceled without penalty. As of March 31, 2020, non-cancelable outstanding obligations amounted to approximately $1,163 thousand.

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

(ii)
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2019 and 2022. A subset of our cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $41 thousand as of March 31, 2020.

The Company's future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company's condensed consolidated balance sheets as of March 31, 2020 are as follows (in thousands):

2020	$708
2021	693
2022	624
2023	306
Total lease payments	2,331
Less: imputed interest	(438)
Present value of future lease payments	1,893
Less: current maturities of operating leases	(658)
Non-current operating leases	$1,235

Weighted-average remaining lease term (in years)	3.36
Weighted-average discount rate	12.6%

Lease expense under the Company’s operating leases was $183 and $178 for the three months ended March 31, 2020 and 2019, respectively.

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the IIA and BIRD. Since the Company’s inception through March 31, 2020, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty bearing grants (as of March 31, 2020, the Company paid royalties to the IIA in the total amount of $50 thousand), while a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, the Harvard License Agreement requires the Company to pay Harvard royalties on net sales, See note 6 below for more information about the Collaboration Agreement and the License Agreement.

During each of the three months ended March 31, 2020, and 2019, $3 thousand were recorded as royalties expenses in cost of revenues.

As of March 31, 2020, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

As discussed in Note 6 to the Company’s audited consolidated financial statements in its annual report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), the Company is party to a loan agreement, as amended (the “Loan Agreement”), with Kreos Capital V (Expert Fund) Limited (“Kreos”), pursuant to which Kreos extended a $20 million line of credit to the Company. In connection with the Loan Agreement, the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

The Company's other long-term assets in the amount of $730 thousand have been pledged to third parties as a security in respect to lease agreements. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As previously disclosed, between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired the Company ordinary shares pursuant and/or traceable to its registration statement on Form F-1 (File No. 333-197344) used in connection with the initial public offering, or the Company’s IPO, were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. As of March 31, 2020, all complaints have been dismissed, with one dismissal appealed. The actions involved or involve claims under various sections of the Securities Act of 1933, or the Securities Act, against the Company, certain of its current and former directors and officers, the underwriters of the Company’s IPO and certain other defendants.

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

The action commenced in the United States District Court for the District of Massachusetts (the “District Court”), alleging violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, was partially dismissed on August 23, 2018. In particular, the District Court granted the motion to dismiss the claims under Sections 11 and 15 of the Securities Act, finding that the plaintiff failed to plead a false or misleading statement in the IPO registration statement. The District Court did not address the claims under Sections 10(b) and 20(a) of the Exchange Act because, as a result of the dismissal of the claims under the Securities Act, the lead plaintiff lacked standing to pursue those claims. Because the action in the District Court was styled as a class action, the District Court permitted the plaintiff to file a supplemental memorandum concerning standing or a motion to appoint a substitute or supplemental plaintiff. On September 10, 2018, the plaintiff sought leave to amend his complaint to add a new plaintiff that purportedly has standing to pursue Exchange Act claims, and the Company opposed the motion to amend on September 24, 2018. On May 16, 2019, the court denied the plaintiff’s motion to amend and the complaint was dismissed. Thereafter, the plaintiff timely appealed to the United States Court of Appeals for the First Circuit. The appeal has been fully briefed and the court held oral arguments on March 2, 2020.

Based on information currently available and the current stage of the litigation, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the remaining lawsuit in the District Court; therefore, no litigation reserve has been recorded in the Company’s condensed consolidated balance sheets as of March 31, 2020. the Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times if and when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

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

Under the Collaboration Agreement, Harvard and the Company have agreed to collaborate on research regarding the development of lightweight “soft suit” exoskeleton system technologies for lower limb disabilities, which are intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. The Company has committed to pay in quarterly installments for the funding of this research, subject to a minimum funding commitment under applicable circumstances. The Collaboration Agreement expires on May 16, 2022.

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

The Harvard License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of March 31, 2020, the company achieved the three development milestones. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company’s total payment obligation under the Collaboration Agreement and the Harvard License Agreement is $7.2 million, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expenses in the amount of $222 thousand which is part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three months ended March 31, 2020. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

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

As of March 31, 2020, and December 31, 2019, the Company had reserved 55,414 and 12,409 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

The fair value for options granted during the three months ended March 31, 2019 was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

Three Months Ended March 31,
2019
Expected volatility	57.5%
Risk-free rate	2.22%
Dividend yield	—%
Expected term (in years)	6.11
Share price	$5.37

               There were no options granted during the three months ended March 31, 2020.

The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company's ordinary shares on the date of grant.

A summary of employee share options activity during the three months ended March 31, 2020 is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the period	74,713	$41.60	6.34	$135
Granted	—	—
Exercised	—	—
Forfeited	(320)	26.875
Options outstanding at the end of the period	74,393	$41.67	5.98	$21

Options exercisable at the end of the period	49,609	$51.87	4.81	$—

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employee RSUs activity during the three months ended March 31, 2020 is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs at the beginning of the period	62,378	$44.61
Granted	-	-
Vested	(10,595)	7.06
Forfeited	(3,805)	10.25
Unvested RSUs at the end of the period	47,978	$55.80

The weighted average grant date fair value of options granted during the three months ended March 31, 2019 was $6.3.  The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2019 was $5.37.  The Company did not grant options or RSUs during the three months ended March 31, 2020.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the three months ended March 31, 2020 and March 31, 2019. As of March 31, 2020, there were $611 thousand of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 1.75 years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The number of options and RSUs outstanding as of March 31, 2020 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of March 31, 2020	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of March 31, 2020	Weighted average remaining contractual life (years) (1)
RSUs only	47,978	—	—	—
$5.37	12,425	8.99	3,106	8.99
$20.42 - $33.75	36,531	5.97	23,377	4.79
$37.14 - $38.75	10,194	3.71	10,194	3.71
$50 - $52.50	11,395	5.34	9,084	4.87
$182.5 - $524	3,848	4.32	3,848	4.32
	122,371	5.98	49,609	4.81

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based awards to non-employee consultants:

As of March 31, 2020, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2020:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.5	4,771	See footnote (1)
November 1, 2016 (2)	97,496	$118.75	97,496	November 1, 2021
December 28, 2016 (3)	1,908	$7.5	1,908	See footnote (1)
November 20, 2018 (4)	126,839	$7.5	126,839	November 20, 2023
November 20, 2018 (5)	106,680	$9.375	106,680	November 15, 2023
February 25, 2019 (6)	45,600	$7.1875	45,600	February 21, 2024
April 5, 2019 (7)	408,457	$5.140	408,457	October 7, 2024
April 5, 2019 (8)	49,015	$6.503	49,015	April 3, 2024
June 5, 2019 and June 6, 2019 (9)	1,464,665	$7.500	1,464,665	June 5, 2024
June 5, 2019 (10)	87,880	$9.375	87,880	June 5, 2024
June 12, 2019 (11)	416,667	$6.000	416,667	December 12, 2024
June 10, 2019 (12)	50,000	$7.500	50,000	June 10, 2024
February 10, 2020 (13)	5,600,000	$1.25	5,600,000	February 10, 2025
February 10, 2020 (14)	336,000	$1.5625	336,000	February 10, 2025
	8,795,978		8,795,978

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $7.5 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of March 31, 2020.

(2)
Represents warrants issued as part of our follow-on offering in November 2016.  At any time, the board of directors may reduce the exercise price of the warrants to any amount and for any period of time it deems appropriate.

(3)	Represents common warrants that were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 1 for exercisability terms.

(4)	Represents common warrants that were issued as part of our follow-on offering in November 2018.

(5)	Represents common warrants that were issued to the underwriters as compensation for their role in our follow-on offering in November 2018.

(6)	Represents warrants that were issued to the exclusive placement agent and its designees as compensation for their role in our follow-on offering in February 2019.

(7)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in April 2019.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s April 2019 registered direct offering.

(9)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement on June 5, 2019 and June 6, 2019, respectively.

(10)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s June 2019 warrant exercise agreement and concurrent private placement of warrants.

(11)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in June 2019.

(12)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s June 2019 registered direct offering and concurrent private placement of warrants.

(13)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020.

(14)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering`

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$2	$4
Research and development, net	42	61
Sales and marketing	29	72
General and administrative	126	182
Total	$199	$319

f.	Equity raise:

1.	Follow-on offerings:

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

On February 10, 2020, the Company closed a “best efforts” public offering whereby the Company issued an aggregate of 5,600,000 of common units and pre-funded units at a public offering price of $1.25 per common unit and $1.249 per pre-funded unit. As part of the public offering, the Company entered into a securities purchase agreement with certain institutional purchasers. Each common unit consisted of one ordinary share, par value NIS 0.25 per share, and one common warrant to purchase one ordinary share. Each pre-funded unit consisted of one pre-funded warrant to purchase one ordinary share and one common warrant. Additionally, the Company issued warrants to purchase up to 336,000 ordinary shares, with an exercise price of $1.5625 per share, to representatives of H.C. Wainwright as compensation for its role as the placement agent in the Company’s February 2020 offering.  During the three months ended March 31, 2020 all pre-funded warrants to purchase ordinary shares were exercised.

2.	Investment agreement:

On March 6, 2018, the Company entered into an investment agreement with Timwell Corporation Limited, a Hong Kong corporation (“Timwell”), as amended on May 15, 2018 (the “Investment Agreement”), pursuant to which the Company agreed to issue to Timwell, in three different tranches, an aggregate of 640,000 ordinary shares in return for aggregate gross proceeds of $20 million. The closing of each tranche is subject to certain closing conditions. The closing of the first tranche (the “First Tranche Closing”) took place on May 15, 2018, upon which Timwell received 160,000 ordinary shares for an aggregate purchase price of $5,000,000, and Timwell and the Company signed a registration rights agreement in the form attached to the Investment Agreement. The net aggregate proceeds of the First Tranche Closing after deducting fees and other related expenses in the amount of approximately $705 thousands were approximately $4.3 million. The remaining investment was to occur in two tranches, including $10 million for the issuance to Timwell of 320,000 ordinary shares (the “Second Tranche”) and $5 million for the issuance to Timwell of 160,000 ordinary shares (the “Third Tranch”). The closings of the second and third tranches were subject to specified closing conditions, including, the formation of a joint venture, the signing of a license agreement and a supply agreement, and the successful production of certain ReWalk products. The second tranche closing was initially expected to occur by July 1, 2018 and the third tranche closing was initially expected to occur by December 31, 2018 and no later than April 1, 2019.

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

In late March 2020, Timwell notified the Company that it would not invest the second and third tranches under the Investment Agreement. In response, in early April 2020, the Company’s Board of Directors also removed Timwell’s designee, who was appointed pursuant to the Investment Agreement, from the Board of Directors, due to this breach pursuant to the terms of the Investment Agreement. As the Company continues to view China as a market with key opportunities for products designed for stroke patients, the Company continues to evaluate potential relationships with other groups to penetrate the Chinese market.

NOTE 8:-          FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Foreign currency transactions and other	$(73)	$3
Financial expenses related to loan agreement with Kreos	310	404
Bank commissions	9	11
	$246	$418

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

	Three Months Ended March 31,
	2020	2019
Revenues based on customer’s location :
Israel	$—	$—
United States	216	497
Europe	542	1,079
Asia-Pacific	2	5
Total revenues	$760	$1,581

	March 31,	December 31,
	2020	2019
Long-lived assets by geographic region (*):
Israel	$175	$179
United States	232	244
Germany	78	78
	$485	$501

(*)          Long-lived assets are comprised of property and equipment, net.

	Three Months Ended March 31,
	2020	2019
Major customer data as a percentage of total revenues:
Customer A	22.4%	*	)
Customer B	14.1%	*	)
Customer C	12.9%	*	)
Customer D	12.3%	*	)
Customer E	11.3%	*	)
Customer F	* )	12.9%

*) Less than 10%.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10:-        SUBSEQUENT EVENTS

•
On April 21, 2020, RRI entered into an unsecured note (the “Note”) evidencing an unsecured loan in the amount of $392 thousand under the Paycheck Protection Program (the “PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020. The Note provides for an interest rate of 1.00% per year, and matures two years after the date of initial disbursement. Beginning on the seventh month following the date of initial disbursement, RRI is required to make 18 monthly payments of principal and interest. The Note may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the Small Business Administration may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part.

•
On April 30, 2020, the Company and Harvard amended the Collaboration Agreement with certain adjustments to the quarterly installments and extending the term an additional three quarters until February 2023. For further details on the Collaboration Agreement, see note 6 above.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and with our audited consolidated financial statements included in our 2019 Form 10-K as filed with the SEC. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements” below.

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

•	the current coronavirus (COVID-19) pandemic has adversely affected and may continue to affect adversely business and results of operations;

•	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;

•	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that our ordinary shares will be delisted if we cannot do so;

•	our ability to establish a pathway to commercialize our products in China;

•	our ability to maintain and grow our reputation and the market acceptance of our products;

•	our ability to achieve reimbursement from third-party payors for our products;

•	our limited operating history and our ability to leverage our sales, marketing and training infrastructure;

•	our expectations as to our clinical research program and clinical results;

•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;

•	our ability to obtain certain components of our products from third-party suppliers and our continued access to our product manufacturers;

•	our ability to repay our secured indebtedness;

•	our ability to improve our products and develop new products;

•	the outcome of ongoing shareholder class action litigation relating to our initial public offering (“IPO”);

•
our compliance with medical device reporting regulations to report adverse events involving our products, which could result in voluntary corrective actions or enforcement actions such as mandatory recalls, and the potential impact of such adverse events on ReWalk’s ability to market and sell its products;

•	our ability to gain and maintain regulatory approvals;

•	our expectations as to the results of the FDA, potential regulatory developments with respect to our mandatory 522 postmarket surveillance study;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	the risk of a cybersecurity attack or breach of our IT systems significantly disrupting our business operations;

•	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;

•	our ability to use effectively the proceeds of our offerings of securities;

•	the risk of substantial dilution resulting from the periodic issuances of our ordinary shares; and

•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company.

The preceding list is not intended to be an exhaustive list of all of our statements. The statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us.  These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements. In particular, you should consider the risks provided under “Part 1, Item 1A. Risk Factors” of our 2019 Form 10-K, and in other reports filed by us with the SEC.

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

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as the ReWalk Personal, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the U.S. Department of Veterans Affairs, or the VA, issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of March 31, 2020, we had placed 24 units as part of the VA policy.

 According to a 2017 report published by the Centers for Medicare and Medicaid Services, or CMS, approximately 55% of the spinal cord injury population which are at least five years post their injury date are covered by CMS. In December 2019, we submitted the first application for code issuance for ReWalk Personal 6.0, which might later be followed by coverage policy of CMS.

Additionally, to date several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases. In Germany, we continue to make progress toward achieving ReWalk coverage from the various government, private and worker’s compensation payors. In September 2017, each of German insurer BARMER GEK (“Barmer”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), indicated that they will provide coverage to users who meet certain inclusion and exclusion criteria. In February 2018, the head office of German statutory health insurance, or SHI, Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal 6.0 exoskeleton system in the German Medical Device Directory. This decision means that ReWalk will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis.

First Quarter 2020 and Subsequent Period Business Highlights

•	Total revenue for the first quarter of 2020 was $0.8 million, compared to $1.6 million in the prior year quarter.
•	Amended our research collaboration agreement with Harvard to focus on tele-health solutions and extend the term through March 2023.
•	Entering upper and lower extremity products, offering hand, leg, arm and balance systems with MediTouch.
•	Adding functional electrical stimulation cycle for home and rehab therapy with Myolyn.
•	DGUV accepted a binding offer to provide qualified SCI patients ReWalk Personal 6.0.
•
Finalized national agreement for the supply of ReWalk Personal 6.0 to qualified patients with multiple German SHIs - Techniker Krankenkasse ("TK") and Deutsche Angestellten-Krankenkasse – Gesundheit ("DAK-Gesundheit") and a third SHI group of payors.

•	CMS code hearing for ReWalk Personal scheduled for June 1, 2020.
•	Regained compliance with Nasdaq $1 bid price listing requirement.

Evolving COVID-19 Pandemic

The recent outbreak of COVID-19, which surfaced in Wuhan, China, in December 2019, has since been declared a pandemic and has spread to multiple global regions, including the United States, Europe and other parts of Asia. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States and many countries in Europe, have placed significant restrictions on travel, and many businesses have announced extended closures. Although certain of these countries or locales within the countries have begun to allow reopening of certain businesses, it is unclear how long total or partial shutdowns may last and whether additional shutdowns will be necessary to the extent future outbreaks occur.

The COVID-19 pandemic has affected our ability to engage with our SCI Products and ReStore customers, deliver ordered units or repair existing systems, and provide training of our products to new patients who have largely remained at home due to local movement restrictions and to rehabilitation centers, which have temporarily shifted priorities and responses to pandemic-related medical equipment. As a result, our revenues in the first quarter of 2020 have been adversely impacted. The overall impact of the limitations on our sales efforts are currently difficult to determine, but we believe that the adverse impact may continue. We continue to monitor our sales pipeline on a day-to-day basis in order to assess the quarterly effect of these limitations as some have short term effects and some affects our future pipeline development.  Limitations on travel and business closures recommended by federal, state, and local governments, could, among other things, impact our ability to enroll patients in clinical trials, recruit clinical site investigators, and obtain timely approvals from local regulatory authorities. While our manufacturer, Sanmina Corporation, has not shut down its facilities during the COVID-19 pandemic, our manufacturing may also be impacted due to supply chain delays or adverse impacts on our production capacity due to government directives or health protocols that might impact our production facility, and the current limitations on our sales activities has made it hard for us to effectively forecast our future requirements for systems. For more information, see “Part II, Item 1A. Risk Factors-A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has adversely affected and may continue to materially and adversely impact our business, our operations and our financial results” and “Part II, Item 1A. Risk Factors-We depend on a single third party to manufacture our products, and we rely on a limited number of third-party suppliers for certain components of our products.”

Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and operational challenges faced by our customers. Continued outbreaks of COVID-19 could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn or a global recession that could affect demand for our products and likely impact our operating results. These may further limit or restrict our ability to access capital on favorable terms, or at all, lead to consolidation that negatively impacts our business, weaken demand, increase competition, cause us to reduce our capital spend further, or otherwise disrupt our business.

To align our expenses with the current business environment, we took measures to adjust our cost structure and anticipated cash usage that will take effect starting in the second quarter and beyond, which included reducing our personnel costs and deferring our subcontractors costs mainly within the research and development segment as well as short term reduction in employee’s hours of work in specific areas, eliminating or reducing non-critical consultants, implementing remote working in the United States and Germany, and establishing in-office measures to contain the spread of the virus. These cost actions are designed to retain talent and preserve cash returns, while at the same time continuing to invest in strategic goals. These cost actions are intended to last throughout 2020 as needed, but the Company will continue to monitor the environment and extend or modify these actions, if necessary. Despite this current situation and the challenges it imposes, we continue to regularly engage with our current and prospective customers through video conferencing, virtual training events and online education demos to offer our support and showcase the value of our products.

Results of Operations for the Three Months Ended March 31, 2020 and March 31, 2019

Our operating results for the three months ended March 31, 2020, as compared to the same period in 2019, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended March 31,
Statements of Operations Data:	2020	2019
Revenues	$760	$1,581
Cost of revenues	387	655

Gross profit	373	926

Operating expenses:
Research and development, net	985	1,414
Sales and marketing	1,681	1,587
General and administrative	1,309	1,500

Total operating expenses	3,975	4,501

Operating loss	(3,602)	(3,575)
Financial expenses, net	246	418

Loss before income taxes	(3,848)	(3,993)
Income taxes (tax benefit)	(8)	7

Net loss	$(3,840)	$(4,000)

Net loss per ordinary share, basic and diluted	$(0.37)	$(1.25)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	10,374,116	3,211,386

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

Our revenues for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except unit amounts)
Personal unit revenues	$714	$1,546
Rehabilitation unit revenues	46	35

Revenues	$760	$1,581

Personal unit revenues may consist of ReWalk Personal 6.0 sale, rental, service and warranty revenue.

Rehabilitation unit revenues may consist of ReStore and SCI Products sale, rental, service and warranty revenue.

Revenues decreased by $821 thousand, or 52%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease is due to several units for which we could not complete the delivery because of the impacts of COVID-19 as well as a lower number of ReWalk Personal 6.0 placed in Germany during this period.

In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the ReStore and other products  to rehabilitation clinics.

Gross Profit

Our gross profit for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Gross profit	$373	$926

Gross profit was 49% of revenue for the three months ended March 31, 2020 compared to 59% for the three months ended March 31, 2019. The decrease in gross profit for the three months ended March 31, 2020 was mainly driven by the lower volume of units sold.

We expect our gross profit to improve assuming we increase our sales volumes which could also decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we expect upon the launch period of our new ReStore device and increase in the cost of product parts.

Research and Development Expenses

Our research and development expenses, net, for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expenses, net	$985	$1,414

Research and development expenses, net, decreased $429 thousand, or 30%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease is attributable to decreased costs associated with the development and clinical study costs of our ReStore soft suit exoskeleton which completed in the second quarter of 2019.

We intend to focus our research and development expenses mainly on our current products maintenance as well as developing our “soft suit” exoskeleton for additional indications affecting the ability to walk or a home use design.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Sales and marketing expenses	$1,681	$1,587

Sales and marketing expenses increased $94 thousand, or 6%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, driven by higher consulting spend in Germany to support our payor contract implementation.

In the near term our sales and marketing expenses are expected to be driven by our efforts to commercialize our current products , and to increase reimbursement coverage of the ReWalk Personal device.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
General and administrative	$1,309	$1,500

General and administrative expenses decreased $191 thousand, or 13%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, driven mainly by lower consulting spend and non-cash compensation expense.

Financial Expenses, Net

Our financial expenses, net, for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Financial expenses, net	$246	$418

Financial expenses, net, decreased $172 thousand, or 41%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, mainly due to lower interest expenses attributable to the Loan Agreement with Kreos.

Income Taxes (Tax Benefit)

Our income tax for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Income taxes (tax benefit)	$(8)	$7

Income taxes increased $15 thousand for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, judgments and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. See Note 2 to our audited consolidated financial statements included in our 2019 Form 10-K for a description of the significant accounting policies that we used to prepare our consolidated financial statements.

There have been no material changes to our critical accounting policies or our critical judgments from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our 2019 Form 10-K except for the updates provided in note 3 of our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report.

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

As of March 31, 2020, the Company had cash and cash equivalents of $16.6 million. The Company has an accumulated deficit in the total amount of approximately $172.3 million as of March 31, 2020 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, and future issuances of equity and debt securities, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company requires more funds than anticipated during the next 12 months or in later periods.

We previously considered the Investment Agreement with Timwell as a potential source of ongoing liquidity. However, Timwell notified us that it would not invest the second and third tranches under the Investment Agreement. For more information, see “Timwell Private Placement” below.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements for the three months ended March 31, 2020 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities of our ReStore device as well as broadening third-party payor coverage, and (ii) research and development costs related to our current products maintenance and expanding the indication of use of our lightweight “soft suit” exoskeleton to other medical conditions as well as home therapy. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern.”

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

On December 30, 2015, we entered into a loan agreement (the “Loan Agreement”) with Kreos Capital V (Expert Fund) Limited (“Kreos”) pursuant to which Kreos extended a line of credit to us in the amount of $20 million. On January 4, 2016, we drew down $12.0 million under the Loan Agreement. Under the terms of the Loan Agreement we were entitled to draw down up to an additional $8.0 million until December 31, 2016, if we raised $10.0 million or more in the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) by December 31, 2016. On December 28, 2016, we drew down the remaining $8.0 million available under the Loan Agreement. Interest is payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. As of June 30, 2017, the Company raised more than $20 million in connection with the issuance of its share capital and therefore, in accordance with the terms of the Loan Agreement, the repayment period was extended from 24 months to 36 months. The principal was also reduced in connection with the issuance of the Kreos Convertible Note on June 9, 2017. Pursuant to the Loan Agreement, we paid Kreos a transaction fee equal to 1.0% of the total available amount of the line of credit upon the execution of the agreement and we will be required to pay Kreos an “end of loan payment” equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including certain intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

In connection with the $12.0 million drawdown under the Loan Agreement, we issued to Kreos the warrant to purchase up to 4,771 of our ordinary shares at an exercise price of $241.0 per share, which represented the average of the closing prices of our ordinary shares for the 30-day calendar period prior to the date of the issuance of the warrant, subject to adjustment as set forth in the warrant. In connection with the $8.0 million drawdown under the Loan Agreement on December 28, 2016, we increased the amount of the warrant from $1.15 million to $1.61 million, or by $460 thousand, such that the warrant represents the right to purchase up to 6,679 of our ordinary shares. The increase was based on the terms of the warrant, which provide that the amount of the warrant will be increased by 5.75% of any additional drawdowns. Subject to the terms of the warrant, the warrant is exercisable, in whole or in part, at any time prior to the earlier of (i) December 30, 2025, or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly- owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

On June 9, 2017, the Company and Kreos entered into the First Amendment of the Loan Agreement (the “First Amendment”). As of that date the outstanding principal amount under the Loan Agreement was $17.2 million. Under the First Amendment, $3.0 million of the outstanding principal under the Loan Agreement is subject to repayment pursuant to the senior secured Kreos Convertible Note issued on June 9, 2017, thus reducing the outstanding principal amount under the Loan Agreement to $14.2 million as of June 9, 2017. This amended outstanding principal amount remains subject to repayment in accordance with the terms and conditions of the Loan Agreement and an amended repayment schedule. Interest on the Kreos Convertible Note is payable monthly in arrears at a rate of 10.75% per year.

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

On June 5, 2019 and June 6, 2019, the Company entered into warrant exercise agreements with certain institutional investors of warrants to purchase the Company’s ordinary shares, pursuant to which, Kreos agreed to exercise in cash their November 2018 warrants at the existing exercise price of $7.5 per share. Under the exercise agreements, the Company also agreed to issue to Kreos new warrants to purchase up to 480,000 ordinary shares at an exercise price of $7.5 per share with an exercise period of five years.

As of March 31, 2020, the outstanding principal amount under the Kreos Loan Agreement was $5.7 million. Depending on our liquidity needs, we may seek to refinance up to a substantial portion of our indebtedness under our Kreos Loan Agreement, which we have considered with Kreos from time to time, including by exchanging our indebtedness with Kreos for new convertible debt from a third-party investor, or by borrowing additional funds.

Equity Raises

Form S-3 Limitations

Since we filed our Form 10-K on February 17, 2017, we have been subject to limitations under the applicable rules of Form S-3, which constrain our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. Pursuant to these rules, until June 10, 2020, we may not sell in primary offerings under our Form S-3 more than approximately $5.8 million in any 12-month period, unless and until we are no longer subject to these limitations. We will cease to be subject to these limitations once our public float exceeds $75 million. As of the date of this quarterly report, we have sold approximately $5.0  million in securities under our Form S-3 during the last 12 months, when we were subject to these restrictions and, therefore, we can sell securities in the amount of $0.8 million under our Form S-3. We will also recalculate the amount of this limitation if or when we conduct another takedown under Form S-3. Additionally, these limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. Our Form S-3 expires on May 23, 2022. With respect to our ATM Offering Program, because we have sold $15.7 million in the program since its inception, we could only raise up to a remaining $9.3 million using the program, subject to the $5.8 million limitation on use of Form S-3.

Because of these limitations, to raise capital in securities offerings above the limitation applicable to us for sales under Form S-3 and our ongoing liquidity needs, we may be required to seek and are currently actively exploring other methods of completing primary offerings, including, a registration statement on Form S-1 (which has no such size limitations), the preparation of which is more time-consuming and costly, including due to potential SEC review. We may also conduct such offerings in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of the NASDAQ. Any such transactions, including the perception that we will conduct a transaction, could result in substantial dilution of shareholders’ interests.

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

On November 20, 2018, the Company completed its follow-on public offering in which the Company issued and sold 728,019 units, each consisting of one ordinary share and one warrant to purchase one ordinary share. Each unit was sold to the public at a price of $7.5 per unit, additionally the Company issued and sold 1,050,373 pre-funded units, each unit was sold to the public at a price of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts and expenses, were $13.1 million (including proceeds from the exercise of 90,691 pre-funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the year ended December 31, 2019 additional pre-funded warrants and warrants to purchase an aggregate 2,048,752 ordinary shares had been exercised, for additional proceeds of $12.4 million. As compensation for their role in the offering, the Company also issued to the underwriters warrants to purchase up to 106,680 ordinary shares, which are immediately exercisable starting on November 20, 2018 until November 15, 2023 at $9.375 per share. See Note 8b (2) in our 2019 form 10-K for more information about the Company’s follow-on public offering.

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

On June 12, 2019, the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of 833,334 ordinary shares, par value NIS 0.25 per share, at $6.00 per ordinary share and warrants to purchase up to 416,667 ordinary shares with an exercise price of $6.00 per share, exercisable from June 12, 2019 until December 12, 2024, in a private placement that took place concurrently with our registered direct offering of ordinary shares in June 2019. Additionally, the Company issued warrants to purchase up to 50,000 ordinary shares, with an exercise price of $7.50 per share, exercisable from June 12, 2019 until June 10, 2024, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our June 2019 registered direct offering and concurrent private placement of warrants.

 On February 10, 2020, the Company closed a “best efforts” public offering whereby the Company issued an aggregate of 5,600,000 of common units and pre-funded units at a public offering price of $1.25 per common unit and $1.249 per pre-funded unit. As part of the public offering, the Company entered into a securities purchase agreement with certain institutional purchasers. Each common unit consisted of one ordinary share, par value NIS 0.25 per share, and one common warrant to purchase one ordinary share. Each pre-funded unit consisted of one pre-funded warrant to purchase one ordinary share and one common warrant. Additionally, the Company issued warrants to purchase up to 336,000 ordinary shares, with an exercise price of $1.5625 per share, to representatives of H.C. Wainwright as compensation for its role as the placement agent in the Company’s February 2020 offering.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. As of March 31, 2020, we had sold 302,092 ordinary shares under the ATM Offering Program for net proceeds to us of $14.5 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $471 thousand and had incurred total expenses of approximately $1.2 million in connection with the ATM Offering Program. Subject to the limitations under Form S-3 due to our public float, we intend to continue using the ATM Offering Program opportunistically to raise additional funds.

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

The closings of the Second Tranche and Third Tranche were subject to specified closing conditions, including the formation of a joint venture, the signing of a license agreement and a supply agreement, and the successful production of certain ReWalk products. The Third Tranche Closing was to have occurred by December 31, 2018 and no later than April 1, 2019. We believe that Timwell committed various material breaches of the Investment Agreement, including failure to consummate its second and third investment tranches in the Company for a total of $15 million, failure to enter into a detailed joint venture with the Company, and failure to make payments for product-related commitments. Nevertheless, we continued to engage in a dialogue with Timwell (and its affiliate RealCan) on alternative pathways to allow us to commercialize our products in China through RealCan and its affiliates, and also provide for RealCan or an affiliate to invest in us.

In late March 2020, Timwell notified us that it would not invest the second and third tranches under the Investment Agreement. In response, in early April 2020, our Board of Directors also removed Timwell’s designee, who was appointed pursuant to the Investment Agreement, from the Board of Directors, due to this breach pursuant to the terms of the Investment Agreement. We continue to view China as a market with key opportunities for products designed for stroke patients, and therefore we continue to evaluate potential relationships with other groups to penetrate the Chinese market.

Cash Flows for the Three Months Ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(4,341)	$(4,253)
Net cash used in investing activities	(9)	—
Net cash provided by financing activities	4,690	3,580
Net cash flow	$340	$(673)

Net Cash Used in Operating Activities

Net cash used in operating activities remained flat between the three months ended March 31, 2020 and 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased to $4.7 million for the three months ended March 31, 2020 compared to $3.6 million for the three months ended March 31, 2019, primarily due to the higher proceeds received through the “best efforts” offering in February 2020 offset with higher principal repayments under the Kreos loan.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of March 31, 2020.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase obligations (1)	$1,163	$1,163	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	2,461	973	1,488	—	—
Operating lease obligations (3)	2,331	708	1,317	306	—
Long-term debt obligations (4)	6,300	6,300	—	—	—
Total	$12,255	$9,144	$2,805	$306	$—

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

(2) Our Collaboration Agreement is for a period of six years and requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development milestones have been met as of March 31, 2020. There are commercialization milestones which depend on us reaching certain sales amounts some or all of which may not occur.

(3)  Our operating leases consist of leases for our facilities and motor vehicles.

(4) Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.565:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00:$1.094, both of which were the applicable exchange rates as of March 31, 2020. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first quarter of 2019. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2019 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2019 Form 10-K except as described in Note 5 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2019 Form 10-K except as noted below:

Risks Related to Our Business and Our Industry

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has adversely affected and may continue to materially and adversely impact our business, our operations and our financial results.

The recent outbreak of COVID-19, which surfaced in Wuhan, China, in December 2019, has since been declared a pandemic and has spread to multiple global regions, including the United States, Europe and other parts of Asia. The impact of this pandemic has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States and Germany where we have key operations, placed significant restrictions on travel, and many businesses announced extended closures.  Although certain of these countries or locales within the countries have begun to allow reopening of certain businesses, it is unclear how long total or partial shutdowns may last and whether additional shutdowns will be necessary to the extent future outbreaks occur.

The COVID-19 outbreak has had, and a continuing outbreak or future outbreaks may have, several adverse effects on our business, results of operations and financial condition.

Sales.  In particular, the steps we have taken to safeguard employees and patients have curtailed direct sales activities, including our ability to train patients and rehabilitation centers on how to use our system, which has adversely impacted our revenues in the first quarter of 2020.  The overall impact of the limitations on our sales efforts are currently hard to determine because, in addition to the short-term impacts, we are unable to interact and test our system with potential new patients at the same levels that we have before the COVID-19 outbreak.  It may take an extended period after current restrictions end for us to engage potential new clients.  We continue to monitor our sales pipeline on a day-to-day basis in order to assess the quarterly effect of these limitations as some have short term effects and some affects our future pipeline development

Repairs. In addition, we have been unable to repair existing systems with the result that we have had to ship temporary replacement systems in some cases.  We cannot be certain when social distancing restrictions will be fully lifted and, once they are fully lifted, whether sales of our systems will offset the revenue that we have forgone earlier in the year.  We also cannot be certain that social distancing restrictions or other measures will not be reinstated in the event of a future outbreak of COVID-19 or similar outbreak.

Production and Supply Chain. Our manufacturing may be impacted due to supply chain delays or adverse impacts on our production capacity due to government directives or health protocols that might impact our production facility.  In addition, given the impact of current limitations on our sales activities, it has become hard for us to effectively forecast our future requirements for systems.  Accordingly, there is a greater risk that we may overproduce or underproduce compared to sales.

Regulatory and clinical trials. Limitations on travel and business closures recommended by federal, state, and local governments, could, among other things, impact our ability to enroll patients in clinical trials, recruit clinical site investigators, and obtain timely approvals from local regulatory authorities.  In our postmarket study that we continue to conduct, we may face decreased ability to contact patients where a patient’s COVID-19 status is unknown. Regulatory oversight and actions regarding our products have been and may continue to be disrupted or delayed in regions impacted by COVID-19, including the United States and Europe, which have been and may continue to impact review and approval timelines for products in development and/or changes to existing products that need regulatory review and approval.

Negative impacts on our suppliers and employees.  COVID-19 may impact the health of our employees, directors, partners or customers, reduce the availability of our workforce or those of companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. The adverse effects of such events on us may include disruption to our operations, or demand for our products in the short and/or long term.

Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and operational challenges faced by our customers.  Continued outbreaks of COVID-19 could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn or a global recession that could affect demand for our products and likely impact our operating results. These may further limit or restrict our ability to access capital on favorable terms, or at all, lead to consolidation that negatively impacts our business, weaken demand, increase competition, cause us to reduce our capital spend further, or otherwise disrupt our business.

We have concluded that there are substantial doubts as to our ability to continue as a going concern.

As of March 31, 2020, we had an accumulated deficit in the total amount of approximately $172.3 million and anticipate further losses in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations. The financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors also included an explanatory paragraph to their audit opinion relating to our accompanying consolidated financial statements for the fiscal year ended December 31, 2019 regarding the substantial doubts about the Company’s ability to continue as a going concern. If we are unable to secure additional capital, which might also be harder to obtain due to current market conditions and the COVID-19 pandemic, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. If we become insolvent, investors in our securities may lose the entire value of their investment in our business. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern, and it is not possible for us to predict at this time the potential success of our business.

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

We intend to finance operating costs over the next 12 months with existing cash on hand, issuances of equity and/or debt securities, and other future public or private issuances of securities, or through a combination of the foregoing. Through equity transactions completed in 2019 and February 2020 we have raised in the aggregate approximately $31.6 million in gross proceeds. However, we will need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods, including if we cannot raise sufficient funds from equity issuances. The alternative capital-raising transactions we may seek may entail significant downsides, due to limitations on use of our Form S-3 and under our at-the-market offering program with Piper Jaffray & Co., or the ATM Offering Program. For more information on our inability to use Form S-3, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises.

To raise additional capital in the public markets, including taking into account the limitations on our Form S-3 use above, we will likely be required to seek and are currently actively seeking other methods, such as a registration statement on Form S-1. The preparation of a registration statement on Form S-1 is more time-consuming and costly. We may also conduct fundraising transactions in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of Nasdaq, or other equity raise transactions such as equity lines of credit. In addition to entailing increased capital costs, any such transactions could result in substantial dilution of our shareholders’ interests, transfer control to a new investor and diminish the value of an investment in our ordinary shares.

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

As previously disclosed, on March 24, 2020, we received a notification letter from Nasdaq stating that we failed to comply with the closing bid price requirement of Nasdaq Rule 5550(a) (“Rule 5550(a)”). If our closing bid price is less than $1 per share for 30 consecutive business days, we will be deficient with Rule 5550(a). On May 11, 2020, we received a notice from Nasdaq stating that we have regained compliance with Rule 5550(a) since our share price was above $1 for 10 consecutive business days and that the matter is now closed.  Our closing share price as of May 27, 2020 was $1.24 If we become non-compliant with Rule 5550(a) in the future (absent any relief, such as the temporary relief imposed by Nasdaq during the ongoing COVID-19 pandemic) and we fail to regain compliance with Rule 5550(a) during the rule’s applicable cure period, Nasdaq will notify us that our ordinary shares are subject to delisting. In the case of non-compliance, there can be no assurance that we will be able to regain compliance with the applicable rules.

Additionally, as previously disclosed, in October 2018, we received a notification letter from Nasdaq stating that, under Nasdaq Rule 5550(b), or Rule 5550(b), we failed to comply with the minimum $35 million market value of listed securities requirement for continued listing on the Nasdaq Capital Market as of October 26, 2018 and did not meet the rule’s alternative $2.5 million shareholders’ equity and $500,000 net income standards as of applicable balance sheet and income statement dates. We regained compliance with Rule 5550(b) in April 2019. Our shareholders’ equity was $13.1 million as of March 31, 2020. However, if our quarterly or annual report for a subsequent fiscal period does not evidence such compliance, we may become immediately subject to delisting without a cure period. For example, if we cannot maintain the requisite cash levels for a compliant amount of shareholders’ equity, our ordinary shares may be at serious risk of immediate delisting.

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

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop our products and to pursue new geographic or product markets. Proposing, negotiating, and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. For example, we have entered into agreements with MediTouch and Myolyn for the distribution of their products in the U.S., as well as  arrangements with Yaskawa Electric Corporation, or Yaskawa for the distribution of our products in certain Asian markets. We also collaborate with Harvard University’s Wyss Institute for Biologically Inspired Engineering for the research, design, development and commercialization of lightweight exoskeleton system technologies for lower limb disabilities, aimed to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. Our arrangements with MediTouch, Myolyn, Yaskawa and Harvard, may not be as productive or successful as we hope.

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

Our results of operations and liquidity could be adversely impacted by supply chain disruptions and operational challenges faced by our manufacturer or suppliers. Sanmina generally uses a small number of suppliers for ReWalk and ReStore. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. Such risks are heightened in light of the interruptions in supply chains and distribution networks related to the COVID-19 pandemic. If any one or more of our suppliers ceases to provide sufficient quantities of components in a timely manner or on acceptable terms, Sanmina would have to seek alternative sources of supply. It may be difficult to engage additional or replacement suppliers in a timely manner. Failure of these suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Sanmina also may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or other regulatory agencies, and the failure of Sanmina’s suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. It could also require Sanmina to cease using the components, seek alternative components or technologies and we could be forced to modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

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

In June 2018, we received a letter from the FDA agreeing with our decision to initiate a corrective action for the ReWalk, classifying the recall action as a Class II recall, and requesting that we make regular status reports to the FDA regarding our progress. While the FDA has statutory authority to require a recall, most recalls are undertaken voluntarily when a medical device is defective, when it could present a risk to health, or when it is both defective and presents a risk to health. In January 2019, we submitted a recall termination request to the FDA. In November 2019 the FDA informed us that it considered the recall action terminated. In September 2018, we submitted to the FDA revised labeling that incorporates the revised use instructions intended to prevent the tibia/fibula fractures as a special 510(k). The special 510(k) was not accepted by FDA because it was administratively incomplete, and we withdrew the submission. In January 2020 we submitted a new 510(k) to the FDA for both the revised labeling/use instructions and additional changes to the device. This new 510(k) was not accepted by FDA because it was administratively incomplete and, accordingly, FDA notified ReWalk on January 22, 2020 of the Refuse-to-Accept (RTA) designation. The company was in communication with the FDA and has resubmitted an updated 510(k) in February 2020 which was cleared on May 27, 2020. In September 2019, we also submitted a revised technical file with the additional device changes to the EU notified body and were notified in December 2019 that the extension of our certification had been granted.

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

We began the study on June 13, 2016, with Stanford University as the lead investigational site. In August 2016, the FDA sent us a letter stating that, based on its evaluation of our corrective and preventive actions in response to the September 2015 Warning Letter, it appeared we had adequately addressed the violations cited in the September 2015 Warning Letter. As part of our study, we provided the FDA with the required periodic reports on the study’s progress, in a few cases with delay, and we intend to continue providing the FDA with periodic reports as required. Through these reports, we made the FDA aware that due to enrollment issues, we were unable to satisfy the target enrollment specified in the original study protocol.  As of March 31, 2020, we had four active centers participating in the study (a fifth site is on hold), but only two sites have successfully enrolled patients.  Twelve subjects have enrolled in the study, two have completed the study, and three are using the device in the community. This is substantially below the required number of patients included in our original study protocol.

In March 2020, FDA approved a modified postmarket study protocol that will supplement data from the clinical study with real-world evidence and the study status was updated to revised/replaced.  ReWalk is actively collecting the real-world evidence in order to fulfill the postmarket study order requirements.  However, despite the revised study protocol there can be no assurance that we will be able to satisfy the post-market study requirements. Additionally, we are experiencing some study disruptions due to COVID-19 pandemic If we cannot meet FDA requirements for the post-market study or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 41.4% of our revenues in the year ended December 31, 2019 from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of common warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).
4.2	Form of pre-funded warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).
4.3	Form of placement agent warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).
10.1	Form of securities purchase agreement from February 2020 “best efforts” offering (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2020).^
10.2
Amendment No. 1 to the Securities Purchase Agreement, dated February 7, 2020, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K. filed with the SEC on February 10, 2020).^

10.3
Amendment No. 1 to the Engagement Letter, dated February 3, 2020, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.46 of the Company’s registration statement on Form S-1. Amendment No. 2 (File No. 333-235932), filed with the SEC on February 4, 2020).^

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

ReWalk Robotics Ltd.

Date: May 28, 2020	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: May 28, 2020	By:	/s/ Ori Gon
Ori Gon
Chief Financial Officer
(Principal Financial and Accounting Officer)