Form 10-Q
period 2020-06-30
ReWalk Robotics Ltd.
filed 2020-08-12
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Yes ☐   No ☒

As of August 6, 2020, the Registrant had outstanding 19,158,963 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,064	$16,253
Trade receivable, net	1,054	794
Prepaid expenses and other current assets	1,123	903
Inventories	3,455	3,123
Total current assets	19,696	21,073

LONG-TERM ASSETS

Restricted cash and other long term assets	1,037	1,061
Operating lease right-of-use assets	1,526	1,737
Property and equipment, net	447	501
Total long-term assets	3,010	3,299
Total assets	$22,706	$24,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long term loans	$4,548	$5,438
Current maturities of operating leases	620	637
Trade payables	2,117	2,698
Employees and payroll accruals	796	670
Deferred revenues	279	323
Other current liabilities	487	402
Total current liabilities	8,847	10,168

LONG-TERM LIABILITIES
Long term loan, net of current maturities	218	1,527
Deferred revenues	594	521
Non-current operating leases	1,098	1,315
Other long-term liabilities	50	61
Total long-term liabilities	1,960	3,424

Total liabilities	10,807	13,592

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 60,000,000 shares at June 30, 2020 and December 31, 2019; Issued and outstanding: 14,190,685 and 7,319,560 shares at June 30, 2020 and December 31, 2019, respectively	993	504
Additional paid-in capital	186,070	178,745
Accumulated deficit	(175,164)	(168,469)
Total shareholders’ equity	11,899	10,780
Total liabilities and shareholders’ equity	$22,706	$24,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$1,668	$877	$2,428	$2,458
Cost of revenues	646	442	1,033	1,097

Gross profit	1,022	435	1,395	1,361

Operating expenses:
Research and development, net	954	1,860	1,939	3,274
Sales and marketing	1,353	1,531	3,034	3,118
General and administrative	1,267	1,279	2,576	2,779

Total operating expenses	3,574	4,670	7,549	9,171

Operating loss	(2,552)	(4,235)	(6,154)	(7,810)
Financial expenses, net	235	353	481	771

Loss before income taxes	(2,787)	(4,588)	(6,635)	(8,581)
Taxes on income (tax benefit)	68	(1)	60	6

Net loss	$(2,855)	$(4,587)	$(6,695)	$(8,587)

Net loss per ordinary share, basic and diluted	$(0.22)	$(0.88)	$(0.57)	$(2.03)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	13,101,275	5,213,446	11,744,275	4,236,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Share			Additional paid-in	Accumulated	Total shareholders’
	Number	Amount		capital	deficit	equity
Balance as of April 1, 2019	3,695,174	253		158,720	(156,918)	2,055
Share-based compensation to employees and non-employees	—	—		314	—	314
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	14,817	1		—	—	1
Issuance of ordinary shares in a “Registered Direct” offerings , net of issuance expenses in the amount of $1,125 (1)	1,650,248	115		8,010	—	8,125
Issuance of ordinary shares in a “Warrant exercise” agreement, net of issuance expenses in the amount of $1,019 (1)	1,464,665	102		9,864	—	9,966
Exercise of pre-funded warrants and warrants (1) (2)	464,206	32		1,362	—	1,394
Net loss	—	—		—	(4,587)	(4,587)
Balance as of June 30, 2019	7,289,110	503		178,270	(161,505)	17,268

Balance as of April 1, 2020	12,930,155	903		184,489	(172,309)	13,083
Share-based compensation to employees and non-employees	—	—		113	—	113
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	14,030	*	)	—	—	—
Exercise of warrants (1) (2)	1,246,500	90		1,468	—	1,558
Net loss	—	—		—	(2,855)	(2,855)
Balance as of June 30, 2020	14,190,685	993		186,070	(175,164)	11,899

*)	Represents an amount lower than $1.

(1)	See Note 8f to the condensed consolidated financial statements

(2)	See Note 8d to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Share			Additional paid-in	Accumulated	Total shareholders’
	Number	Amount		capital	deficit	equity
Balance as of January 1, 2019	2,813,087	193		154,670	(152,918)	1,945
Share-based compensation to employees and non-employees	—	—		633	—	633
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	17,023	1		—	—	1
Issuance of ordinary shares in a “best efforts” offering, net of issuance expenses in the amount of $686 (1)	760,000	52		3,632	—	3,684
Exercise of pre-funded warrants and warrants (1) (2)	584,087	40		1,461	—	1,501
Issuance of ordinary shares in a “Registered Direct” offerings , net of issuance expenses in the amount of $1,125 (1)	1,650,248	115		8,010	—	8,125
Issuance of ordinary shares in a “Warrant exercise” agreement, net of issuance expenses in the amount of $1,019 (1)	1,464,665	102		9,864	—	9,966
Net loss	—	—		—	(8,587)	(8,587)
Balance as of June 30, 2019	7,289,110	503		178,270	(161,505)	17,268

Balance as of January 1, 2020	7,319,560	504		178,745	(168,469)	10,780
Share-based compensation to employees and non-employees	—	—		312	—	312
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	24,625	*	)	—	—	—
Issuance of ordinary shares in “best efforts” offering, net of issuance expenses in the amount of $1,056 (2)	4,053,172	290		3,720	—	4,010
Exercise of pre-funded warrants and warrants (1) (2)	2,793,328	199		3,293	—	3,492
Net loss	—	—		—	(6,695)	(6,695)
Balance as of June 30, 2020	14,190,685	993		186,070	(175,164)	11,899

*)	Represents an amount lower than $1.

(1)	See Note 8f to the condensed consolidated financial statements

(2)	See Note 8d to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows used in operating activities:
Net loss	$(6,695)	$(8,587)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	151	173
Share-based compensation to employees and non-employees	312	633
Deferred taxes	(50)	(51)
Changes in assets and liabilities:
Trade receivables, net	(260)	341
Prepaid expenses, operating lease right-of-use assets and other assets	(240)	(632)
Inventories	(382)	(421)
Trade payables	(581)	399
Employees and payroll accruals	126	(12)
Deferred revenues and advances from customers	29	202
Operating lease liabilities and other liabilities	57	(1)
Net cash used in operating activities	(7,533)	(7,956)

Cash flows used in investing activities:
Purchase of property and equipment	(15)	—
Net cash used in investing activities	(15)	—

Cash flows from financing activities:
Repayment of long-term loan	(2,591)	(821)
Proceeds from issuance of long-term debt	392	—
Issuance of ordinary shares in a “best efforts” offerings, net of issuance expenses paid in the amount of $ 1,056 (1)	4,010	—
Issuance of ordinary shares in a “best efforts” offering, net of issuance expenses in the amount of $ 686 (1)	—	3,684
Issuance of ordinary shares in a “registered direct” offerings, net of issuance expenses in the amount of $1,035 (1)	—	8,215
Issuance of ordinary shares in a “warrant exercise” agreement, net of issuance expenses in the amount of $ 1,019 (1)	—	9,966
Exercise of pre-funded warrants and warrants (1) (2)	3,492	1,429
Net cash provided by financing activities	5,303	22,473

Increase (decrease) in cash, cash equivalents, and restricted cash	(2,245)	14,517
Cash, cash equivalents, and restricted cash at beginning of period	16,992	10,347
Cash, cash equivalents, and restricted cash at end of period	$14,747	$24,864
Supplemental disclosures of non-cash flow information
“Registered direct” offerings issuance cost not yet paid (1)	$—	$90
Classification of other current assets to property and equipment, net	$32	$—
Classification of inventory to property and equipment, net	$50	$—
Cashless exercise of pre-funded warrants (1) (2)	$—	$72
Initial recognition of operating lease right-of-use assets	$—	$2,099
Initial recognition of operating lease liabilities	$—	$(2,249)
Supplemental cash flow information:
Cash and cash equivalents	$14,064	$24,054
Restricted cash included in other long-term assets	683	810
Total Cash, cash equivalents, and restricted cash	$14,747	$24,864

(1)	See Note 8f to the condensed consolidated financial statements.

(2)	See Note 8d to the condensed consolidated financial statements

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

The company added two new product lines through distribution agreements and intends to start to market them during the third quarter.

d.
The worldwide spread of COVID-19 has resulted in a global economic slowdown and is expected to continue to disrupt general business operations until the disease is contained. This has already had a negative impact on the Company's sales and results of operations during the first quarter of 2020, and the Company expects that it will continue to negatively affect its sales and results of operations but the Company is currently unable to predict the scale and duration of that impact. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update of its accounting estimates or judgments or revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.
The Company has an accumulated deficit in the total amount of approximately $175.2 million as of June 30, 2020 and negative cash flow from operations of $7.5 million, and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The condensed consolidated financial statements for the three and six months ended June 30, 2020 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2:-	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s (i) consolidated financial position as of June 30, 2020, (ii) consolidated results of operations for the three and six months ended June 30, 2020, (iii) consolidated statements of changes in shareholders’ equity as of June 30, 2020 and (iv) consolidated cash flows for the six months ended June 30, 2020. The results for the three and six months periods ended June 30, 2020, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Disaggregation of Revenues (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Units placed	$1,428	$772	$2,061	$2,246
Spare parts and warranties	240	105	367	212
Total Revenues	$1,668	$877	$2,428	$2,458

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract balances (in thousands)

	June 30,	December 31,
	2020	2019
Trade receivable, net (1)	$1,054	$794
Deferred revenues (1) (2)	$873	$844

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	$276 thousand of December 31, 2019 deferred revenues balance were recognized as revenues during the six months ended June 30, 2020.

Deferred revenue is comprised mainly of unearned revenue related to service type warranty but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

The Company’s unfilled performance obligations as of June 30, 2020 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $1,090 thousand, which is fulfilled over one to five years.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	June 30,		December 31,
	2020		2019
Customer A	10%		* )
Customer B	10%		* )
Customer C	10%		* )
Customer D	10%		* )
Customer E	*	)	14%
Customer F	*	)	13%
Customer G	*	)	13%
Customer H	*	)	12%
Customer I	*	)	12%
Customer J	*	)	12%
Customer K	*	)	12%

*)	Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of June 30, 2020 and December 31, 2019 trade receivables are presented net of allowance for doubtful accounts in the amount of $31 thousand and $31 thousand, respectively, and net of sales return reserve $0 as of June 30, 2020 and $86 thousand as of December 31, 2019.

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

US Dollars in thousands
Balance at December 31, 2019	$227
Provision	46
Usage	(87)
Balance at June 30, 2020	$186

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:-	INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Finished products	$2,696	$2,394
Raw materials	759	729
	$3,455	$3,123

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of June 30, 2020, non-cancelable outstanding obligations to the Company’s contract manufacturer and raw material vendors amounted to approximately $1 million.

b.	Operating lease commitment:

(i)
The Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2020 and 2023. A portion of our facilities leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2020 and 2022. A subset of our cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $38 thousand as of June 30, 2020.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2020 are as follows (in thousands):

2020	$707
2021	681
2022	603
2023	162
Total lease payments	2,153
Less: imputed interest	(435)
Present value of future lease payments	1,718
Less: current maturities of operating leases	(620)
Non-current operating leases	$1,098

Weighted-average remaining lease term (in years)	3.18
Weighted-average discount rate	12.6%

Lease expense under the Company’s operating leases were $217 thousand and $180 thousand for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019 the lease expense were $400 thousand and $360 thousand, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the IIA and BIRD. Since the Company’s inception through June 30, 2020, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty bearing grants (as of June 30, 2020, the Company paid royalties to the IIA in the total amount of $56 thousand), while a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

Additionally, the License Agreement requires the Company to pay Harvard royalties on net sales, See note 7 below for more information about the Collaboration Agreement and the License Agreement.

Royalties expenses in cost of revenue were $0 and $2 thousand for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the royalties expenses were $3 thousand and $5 thousand, respectively.

As of June 30, 2020, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

As discussed in Note 6 to the Company’s audited consolidated financial statements in its annual report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), the Company is party to a loan agreement, as amended (the “Loan Agreement”), with Kreos Capital V (Expert Fund) Limited (“Kreos”), pursuant to which Kreos extended a $20 million line of credit to the Company. In connection with the Loan Agreement, the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests

The Company’s other long-term assets in the amount of $683 thousand have been pledged to third parties as a security in respect to lease agreements. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

Based on information currently available and the current stage of the litigation, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the remaining lawsuit in the District Court; therefore, no litigation reserve has been recorded in the Company’s condensed consolidated balance sheets as of June 30, 2020. the Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times if and when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:-	PAYCHECK PROTECTION PROGRAM LOAN

On April 21, 2020, RRI entered into a loan  (the “PPP Loan”) with Silicon Valley Bank (the “Lender”) evidencing an unsecured promissory note in the amount of $392 thousand (the “PPP Note”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Subject to the terms of the PPP Note, the PPP Loan bears interest at a fixed rate of 1% per year, with the first six months of interest deferred, and has an initial term of two years. The PPP Loan is unsecured and guaranteed by the Small Business Administration.

The PPP Loan may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020.  PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the Small Business Administration may adopt.

The PPP Note provides for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

The follow table presents the scheduled principal payments of the Company's PPP Loan payable as of June 30, 2020, shown if the PPP Loan is not forgiven:

Period	Amount
Remainder of 2020	$41
2021	263
2022	88
Total principal payments	$392

Current portion	$174
Long-term portion	218
Note payable, net	$392

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7:-	RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

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

The Harvard License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of June 30, 2020, the company achieved the three development milestones. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company’s total payment obligation under the Collaboration Agreement and the License Agreement is $7.2 million, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expenses in the amount of $202 thousand and $424 thousand which are part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three and six months ended June 30, 2020, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

b.	Share option plans:

As of June 30, 2020, and December 31, 2019, the Company had reserved 1,559,751 and 12,409 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company’s 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

The fair value for options granted during the six months ended June 30, 2019  was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

Six Months Ended June 30,
2019
Expected volatility	57.5%
Risk-free rate	2.22%
Dividend yield	—%
Expected term (in years)	6.11
Share price	$5.37

               There were no options granted during the six months ended June 30, 2020.

The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant.

A summary of employee share options activity during the six months ended June 30, 2020 is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the period	74,713	$41.6	6.34	$135
Granted	—	—
Exercised	—	—
Forfeited	(1,502)	129.90
Options outstanding at the end of the period	73,211	$39.8	5.83	$582

Options exercisable at the end of the period	51,153	$47.99	4.85	$—

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employee RSUs activity during the six months ended June 30, 2020 is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs at the beginning of the period	62,378	$44.61
Granted	300,000	2.23
Vested	(24,625)	14.80
Forfeited	(6,992)	8.24
Unvested RSUs at the end of the period	330,761	$6.39

The weighted average grant date fair value of options granted during the six months ended June 30, 2019 was $2.98. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2020 and 2019 was $2.23 and $4.69 respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the six months ended June 30, 2020 and June 30, 2019. As of June 30, 2020, there were $968 thousand of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 2.85 years.

The number of options and RSUs outstanding as of June 30, 2020 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of June 30, 2020	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of June 30, 2020	Weighted average remaining contractual life (years) (1)
RSUs only	330,761	—	—	—
$5.37	12,425	8.75	3,882	8.75
$20.42 - $33.75	36,299	5.76	24,633	4.78
$37.14 - $38.75	10,164	3.47	10,164	3.47
$50 - $52.5	11,228	5.17	9,379	4.82
$182.5 - $524.25	3,095	5.08	3,095	5.08
	403,972	5.83	51,153	4.85

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based awards to non-employee consultants:

As of June 30, 2020, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2020:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.500	4,771	See footnote (1)
November 1, 2016 (2)	97,496	$118.750	97,496	November 1, 2021
December 28, 2016 (3)	1,908	$7.500	1,908	See footnote (1)
November 20, 2018 (4)	126,839	$7.500	126,839	November 20, 2023
November 20, 2018 (5)	106,680	$9.375	106,680	November 15, 2023
February 25, 2019 (6)	45,600	$7.187	45,600	February 21, 2024
April 5, 2019 (7)	408,457	$5.140	408,457	October 7, 2024
April 5, 2019 (8)	49,015	$6.503	49,015	April 3, 2024
June 5, 2019 and June 6, 2019 (9)	1,464,665	$7.500	1,464,665	June 5, 2024
June 5, 2019 (10)	87,880	$9.375	87,880	June 5, 2024
June 12, 2019 (11)	416,667	$6.000	416,667	December 12, 2024
June 10, 2019 (12)	50,000	$7.500	50,000	June 10, 2024
February 10, 2020 (13)	4,353,500	$1.250	4,353,500	February 10, 2025
February 10, 2020 (14)	336,000	$1.5625	336,000	February 10, 2025
	7,549,478		7,549,478

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $7.5 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of June 30, 2020.

(2)
Represents warrants issued as part of our follow-on offering in November 2016. At any time, the board of directors may reduce the exercise price of the warrants to any amount and for any period of time it deems appropriate.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)	Represents common warrants that were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 1 for exercisability terms.

(4)	Represents common warrants that were issued as part of our follow-on offering in November 2018.

(5)	Represents common warrants that were issued to the underwriters as compensation for their role in our follow-on offering in November 2018.

(6)	Represents warrants that were issued to the exclusive placement agent as compensation for its role in our follow-on offering in February 2019.

(7)	Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in April 2019.

(8)	Represents warrants that were issued to the placement agent as compensation for its role in our April 2019 registered direct offering.

(9)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement on June 5, 2019 and June 6, 2019, respectively.

(10)	Represents warrants that were issued to the placement agent as compensation for its role in our June 2019 warrant exercise agreement and concurrent private placement of warrants.

(11)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in June 2019.

(12)	Represents warrants that were issued to the placement agent as compensation for its role in our June 2019 registered direct offering and concurrent private placement of warrants.

(13)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020.

(14)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering.

e.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cost of revenues	$4	$7
Research and development, net	74	124
Sales and marketing	48	126
General and administrative	186	376
Total	$312	$633

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f.	Equity raise:

1.	Follow-on offerings

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

Additionally, the Company issued and sold 1,050,372 pre-funded units at a price to the public of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share with an exercise price of $7.50 per warrant. The total gross proceeds received from the November 2018 follow-on public offering, before deducting commissions, discounts and expenses, were $13.1 million (including proceeds from the exercise of 90,691 pre-funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the three months ended June 30, 2019, additional pre-funded warrants and warrants to purchase an aggregate 584,087 ordinary shares had been exercised, for additional proceeds of $107,303. As compensation for their role in the offering, the Company also issued to the Underwriters warrants to purchase up to 106,680 ordinary shares, which became immediately exercisable starting on November 20, 2018 until November 15, 2023 at $9.375 per share.

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

On February 10, 2020, the Company closed a “best efforts” public offering whereby the Company issued an aggregate of 5,600,000 of common units and pre-funded units at a public offering price of $1.25 per common unit and $1.249 per pre-funded unit. As part of the public offering, the Company entered into a securities purchase agreement with certain institutional purchasers. Each common unit consisted of one ordinary share, par value NIS 0.25 per share, and one common warrant to purchase one ordinary share. Each pre-funded unit consisted of one pre-funded warrant to purchase one ordinary share and one common warrant. Additionally, the Company issued warrants to purchase up to 336,000 ordinary shares, with an exercise price of $1.5625 per share, to representatives of H.C. Wainwright as compensation for its role as the placement agent in the Company’s February 2020 offering.  During the three months ended March 31, 2020, all pre-funded warrants to purchase ordinary shares were exercised. During the three months ended June 30, 2020, 1,246,500 warrants to purchase ordinary shares were exercised.

2.	Investment agreement

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9:-	FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency transactions and other	$(19)	$(43)	$(92)	$(40)
Financial expenses related to loan agreement with Kreos	249	386	559	790
Bank commissions	5	10	14	21
	$235	$353	$481	$771

NOTE 10:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from selling units and services (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues based on customer’s location:
Israel	$—	$2	$—	$2
United States	631	426	847	923
Europe	1,035	418	1,577	1,497
Asia-Pacific	2	31	4	36
Total revenues	$1,668	$877	$2,428	$2,458

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30,	December 31,
	2020	2019
Long-lived assets by geographic region (*):
Israel	$164	$179
United States	213	244
Germany	70	78
	$447	$501

(*)	Long-lived assets are comprised of property and equipment, net.

	Six Months Ended June 30,
	2020		2019
Major customer data as a percentage of total revenues:
Customer A	10.3%		*	)
Customer B	*	)	17.1%

NOTE 11:-	SUBSEQUENT EVENTS

On July 6, 2020 the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of 4,938,278 ordinary shares, par value NIS 0.25 per share, at $1.8225 per ordinary share and warrants to purchase up to 2,469,139 ordinary shares with an exercise price of $1.76 per share, exercisable from July 6, 2020 until January 6, 2026. Additionally, the Company issued warrants to purchase up to 296,297 ordinary shares, with an exercise price of $2.2781 per share, exercisable from July 6, 2020 until July 2, 2025, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our July 2020 registered direct offering.

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

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as the ReWalk Personal, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the U.S. Department of Veterans Affairs, or the VA, issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of June 30, 2020, we had placed 24 units as part of the VA policy.

 According to a 2017 report published by the Centers for Medicare and Medicaid Services, or CMS, approximately 55% of the spinal cord injury population which are at least five years post their injury date are covered by CMS. In July 2020, a code was issued for ReWalk Personal 6.0(effective October 1, 2020), which might later be followed by coverage policy of CMS.

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

During the second quarter of 2020 we have finalized and moved to implement two separate agreements to distribute additional product lines in the U.S. market. The Company will be the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States, and will also have distribution rights for the MYOLYN MyoCycle Functional Electrical Stimulation (“FES”) cycles to U.S. rehabilitation clinics and personal sales through the U.S. Department of Veterans Affairs (“VA”) hospitals. These new products will improve our product offering to clinics as well as patients within the VA as they both have similar clinician and patient profile.

Second Quarter 2020 and Subsequent Period Business Highlights

●	Total revenue for the second quarter of 2020 was $1.7 million compared to $0.9 million in the prior year quarter;

●	Record Gross Margin of approx. 61.3% compared to 49.6% in the prior year quarter;

●	Raised total of $10.6 million in gross proceeds from warrants exercise during the second quarter and a subsequent registered direct offering in July; and

●
The Centers for Medicare and Medicaid Services ("CMS") issued Healthcare Common Procedure Coding System ("HCPCS") Level II Code K1007 in response to the Company's application. This decision, which will be effective on October 1, 2020, establishes the first such code for exoskeletons.

Evolving COVID-19 Pandemic

The impact of the novel coronavirus (COVID-19) pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States and many countries in Europe, have placed significant restrictions on travel, and many businesses have announced extended closures. Although certain of these countries or locales within the countries have begun to allow reopening of certain businesses, it is unclear how long total or partial shutdowns may last and whether additional shutdowns will be necessary to the extent future outbreaks occur.

The COVID-19 pandemic has affected our ability to engage with our SCI Products and ReStore customers, deliver ordered units or repair existing systems, and provide training of our products to new patients who have largely remained at home due to local movement restrictions and to rehabilitation centers, which have temporarily shifted priorities and responses to pandemic-related medical equipment. As a result, our revenues in the first quarter of 2020 have been adversely impacted. During the second quarter of 2020, we were able to deliver several units that we could not complete in the first quarter of 2020. The overall impact of the limitations on our sales efforts are currently difficult to determine, but we believe that the adverse impact may continue especially as our ability to trial new patients with our SCI Products is limited and as capital budgets for rehabilitation devices such as the ReStore are reduced or currently on-hold in most of the clinics. We continue to monitor our sales pipeline on a day-to-day basis in order to assess the quarterly effect of these limitations as some have short term effects and some affects our future pipeline development.  Limitations on travel and business closures recommended by federal, state, and local governments, could, among other things, impact our ability to enroll patients in clinical trials, recruit clinical site investigators, and obtain timely approvals from local regulatory authorities. While our manufacturer, Sanmina Corporation, has not shut down its facilities during the COVID-19 pandemic, our manufacturing may also be impacted due to supply chain delays or adverse impacts on our production capacity due to government directives or health protocols that might impact our production facility, and the current limitations on our sales activities has made it hard for us to effectively forecast our future requirements for systems. For more information, see “Part II, Item 1A. Risk Factors-A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has adversely affected and may continue to materially and adversely impact our business, our operations and our financial results” and “Part II, Item 1A. Risk Factors-We depend on a single third party to manufacture our products, and we rely on a limited number of third-party suppliers for certain components of our products.”

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

To align our expenses with the current business environment, we took measures to adjust our cost structure and anticipated cash usage that have taken effect  in the second quarter and beyond, which included reducing our personnel costs and deferring our subcontractors costs mainly within the research and development segment as well as short term reduction in employee’s hours of work in specific areas, eliminating or reducing non-critical consultants, implementing remote working in the United States and Germany, and establishing in-office measures to contain the spread of COVID-19. These cost actions are designed to retain talent and preserve cash returns, while at the same time continuing to invest in strategic goals. These cost actions are intended to last throughout 2020 as needed, but the Company will continue to monitor the environment and extend or modify these actions, if necessary. Despite this current situation and the challenges it imposes, we continue to regularly engage with our current and prospective customers through video conferencing, virtual training events and online education demos to offer our support and showcase the value of our products.

Results of Operations for the Three and Six Months Ended June 30, 2020 and June 30, 2019

Our operating results for the three and six months ended June 30, 2020, as compared to the same periods in 2019, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$1,668	$877	$2,428	$2,458
Cost of revenues	646	442	1,033	1,097

Gross profit	1,022	435	1,395	1,361

Operating expenses:
Research and development, net	954	1,860	1,939	3,274
Sales and marketing	1,353	1,531	3,034	3,118
General and administrative	1,267	1,279	2,576	2,779

Total operating expenses	3,574	4,670	7,549	9,171

Operating loss	(2,552)	(4,235)	(6,154)	(7,810)
Financial expenses, net	235	353	481	771

Loss before income taxes	(2,787)	(4,588)	(6,635)	(8,581)
Taxes on income (tax benefit)	68	(1)	60	6

Net loss	$(2,855)	$(4,587)	$(6,695)	$(8,587)

Net loss per ordinary share, basic and diluted	$(0.22)	$(0.88)	$(0.57)	$(2.03)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	13,101,275	5,213,446	11,744,275	4,236,788

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

Revenues

Our revenues for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal unit revenues	$1,667	$851	$2,381	$2,397
Rehabilitation unit revenues	1	26	47	61
Revenues	$1,668	$877	$2,428	$2,458

Revenues increased by $791 thousand, or 90%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Revenues remained flat the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in revenue for three months ended June 30, 2020 was driven primarily by higher number of personal units sold in Europe.

In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the ReStore and other products to rehabilitation clinics and personal users.

Gross Profit

Our gross profit for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross profit	$1,022	$435	$1,395	$1,361

Gross profit was 61% of revenue for the three months ended June 30, 2020 compared to 50% for the three months ended June 30, 2019. Gross profit was 57% of revenue for the six months ended June 30, 2020 compared to 55% for the six months ended June 30, 2019. The increase in gross profit for the three  months ended June 30, 2020 was mainly driven by higher number of units placed as well as increase in average selling price. The gross profit has remained generally flat in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 with a slight increase due to reduced warranty expenses.

We expect our gross profit to improve assuming we increase our sales volumes which could also decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we expect upon the launch period of our new ReStore and distributed products as well as due to an increase in the cost of product parts.

 Research and Development Expenses

Our research and development expenses, net, for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses, net	$954	$1,860	$1,939	$3,274

Research and development expenses, net, decreased $906 thousand, or 49%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Research and development expenses, net, decreased $1,335 thousand, or 41%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease is attributable to decreased costs associated with the development and clinical study costs of our ReStore soft suit exoskeleton.

We intend to focus our research and development expenses mainly on our current products maintenance as well as developing our “soft suit” exoskeleton for additional indications affecting the ability to walk or a home use design.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales and marketing expenses	$1,353	$1,531	$3,034	$3,118

Sales and marketing expenses decreased $178 thousand, or 12%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Sales and marketing expenses decreased $84 thousand, or 3%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease is driven mainly by lower travel expenses due to the Covid-19 restrictions.

In the near term our sales and marketing expenses are expected to be driven by our efforts to commercialize our current products and to increase reimbursement coverage of the ReWalk Personal device.

General and Administrative Expenses

Our general and administrative expenses for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative expenses	$1,267	$1,279	$2,576	$2,779

General and administrative expenses decreased $12 thousand, or 1%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. General and administrative expenses decreased $203 thousand, or 7%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The expenses for the three months period remained flat whereas the decrease in the six months period was mainly driven by lower non-cash compensation expenses.

Financial Expenses, Net

Our financial expenses, net, for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Financial expenses, net	$235	$353	$481	$771

Financial expenses, net, decreased $118 thousand, or 33%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Financial expenses, net, decreased $290 thousand, or 38%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease is attributable to decreased interest expenses related to the Loan Agreement with Kreos.

Income Taxes

Our income tax for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Taxes on income (tax benefit)	$68	$(1)	$60	$6

Taxes on income increased $69 thousand for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Taxes on income increased $54 thousand for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase is due to higher tax provision in our U.S subsidiary.

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

As of June 30, 2020, the Company had cash and cash equivalents of $14.1 million. The Company has an accumulated deficit in the total amount of approximately $175.2 million as of June 30, 2020 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements for the three and six months ended June 30, 2020 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities of our ReStore device and our distributed products as well as broadening third-party payor coverage to our SCI Products, and (ii) research and development costs related to our current products maintenance and expanding the indication of use of our lightweight “soft suit” exoskeleton to other medical conditions as well as home therapy. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern.”

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

As of June 30, 2020, the outstanding principal amount under the Kreos Loan Agreement was $4.4 million. Depending on our liquidity needs, we may seek to refinance up to a substantial portion of our indebtedness under our Kreos Loan Agreement, which we have considered with Kreos from time to time, including by exchanging our indebtedness with Kreos for new convertible debt from a third-party investor, or by borrowing additional funds.

Paycheck Protection Program Loan Agreement

On April 21, 2020, RRI entered into a Note agreement evidencing an unsecured loan in the amount of $392 thousand under the PPP as part of the CARES Act enacted on March 27, 2020. The Note provides for an interest rate of 1.00% per year and matures two years after the date of initial disbursement. Beginning on the seventh month following the date of initial disbursement, RRI is required to make 18 monthly payments of principal and interest. The Note may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the Small Business Administration may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part.

Equity Raises

Form S-3 Limitations

              Since we filed our Form 10-K on February 17, 2017, we have been subject to limitations under the applicable rules of Form S-3, which constrain our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. Pursuant to these rules, until August 25, 2020, we may not sell in primary offerings under our Form S-3 more than approximately $11.9 million in any 12-month period, unless and until we are no longer subject to these limitations. We will cease to be subject to these limitations once our public float exceeds $75 million. As of the date of this quarterly report, we have sold approximately $9.0  million in securities under our Form S-3 during the last 12 months, when we were subject to these restrictions and, therefore, we can sell securities in the amount of $2.9 million under our Form S-3. We will also recalculate the amount of this limitation if or when we conduct another takedown under Form S-3. Additionally, these limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. Our Form S-3 expires on May 23, 2022. With respect to our ATM Offering Program, because we have sold $15.7 million in the program since its inception, we could only raise up to a remaining $9.3 million using the program, subject to the $11.9 million limitation on use of Form S-3.

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

On July 6, 2020 the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of 4,938,278 ordinary shares, par value NIS 0.25 per share, at $1.8225 per ordinary share and warrants to purchase up to 2,469,139 ordinary shares with an exercise price of $1.76 per share, exercisable from July 6, 2020 until January 6, 2026. Additionally, the Company issued warrants to purchase up to 296,297 ordinary shares, with an exercise price of $2.2781 per share, exercisable from July 6, 2020 until July 2, 2025, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our July 2020 registered direct offering.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement or (ii) the termination of the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. As of June, 30, 2020, we had sold 302,092 ordinary shares under the ATM Offering Program for net proceeds to us of $14.5 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $471 thousand and had incurred total expenses of approximately $1.2 million in connection with the ATM Offering Program. Subject to the limitations under Form S-3 due to our public float, we intend to continue using the ATM Offering Program opportunistically to raise additional funds.

In connection with our July 2020 share purchase agreement, the Company agreed for a period of 35 days following the closing of the Offering not to issue, enter into an agreement to issue or announce the issuance or proposed issuance of the Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, Ordinary Shares. The Purchase Agreement does not apply to, in addition to certain customary exceptions, certain limited securities issuances, the issuance by the Company of equity or debt securities pursuant to acquisitions or strategic transactions approved by a majority of the Company’s disinterested directors, where not for the purpose of raising capital, or certain other compensatory issuances. The Company has also agreed for a period of twelve months following the closing date of the Offering not to (i) issue or agree to issue equity or debt securities convertible into, or exercisable or exchangeable for, ordinary shares at a conversion price, exercise price or exchange price which floats with the trading price of the Ordinary Shares or which may be adjusted after issuance upon the occurrence of certain events or (ii) enter into any agreement, including an equity line of credit, whereby the Company may issue securities at a future-determined price, other than an at–the-market facility with the Placement Agent ninety (90) days after the closing date of the Offering.

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

The closings of the Second Tranche and Third Tranche were subject to specified closing conditions, including the formation of a joint venture, the signing of a license agreement and a supply agreement, and the successful production of certain ReWalk products. The Third Tranche Closing was to have occurred by December 31, 2018 and no later than April 1, 2019. We believe that Timwell committed various material breaches of the Investment Agreement, including failure to consummate its second and third investment tranches in the Company for a total of $15 million, failure to enter into a detailed joint venture with the Company, and failure to make payments for product-related commitments. Nevertheless, until March 2020 we continued to engage in a dialogue with Timwell (and its affiliate RealCan) on alternative pathways to allow us to commercialize our products in China through RealCan and its affiliates, and also provide for RealCan or an affiliate to invest in us.

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

Cash Flows for the Six Months Ended June 30, 2020 and June 30, 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(7,533)	$(7,956)
Net cash used in investing activities	(15)	—
Net cash provided by financing activities	5,303	22,473
Net cash flow	$(2,245)	$14,517

Net Cash Used in Operating Activities

Net cash used in operating activities decreased to $7.5 million for the six months ended June 30, 2020 compared to $8.0 million for the six months ended June 30, 2019 primarily due to reduction in the operating costs that was larger than the offset due to  changes in working capital.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased to $5.3 million for the six months ended June 30, 2020 compared to $22.5 million provided by financing activities for the six months ended June 30, 2019, primarily due to the lower proceeds from equity raise activities in the six months ended June 30, 2020, than the proceeds we received from equity raise activities for the six months ended June 30, 2019, as well as increase in the loan repayments to Kreos.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of June 30, 2020.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations (1)	$1,005	$1,005	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	2,483	1,083	1,400	—	—
Operating lease obligations (3)	2,153	707	1,284	162	—
Long-term debt obligations (4)	5,117	4,899	218	—	—
Total	$10,758	$7,694	$2,902	$162	$—

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

(2)
Our Collaboration Agreement was originally signed for a period of six years and as of June 30, 2020 has a remaining term of approx. 2.66 years, it requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development milestones have been met as of June 30, 2020. There are commercialization milestones which depend on us reaching certain sales amounts some or all of which may not occur.

(3)	Our operating leases consist of leases for our facilities and motor vehicles.

(4)	Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos and the PPP Note . For more information, see “-Liquidity and Capital Resources” above.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.466:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 1.120 euro:$1:00, both of which were the applicable exchange rates as of June 30, 2020. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of June 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2020. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2019 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The impact of the COVID-19 pandemic has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States and Germany where we have key operations, placed significant restrictions on travel, and many businesses announced extended closures.   It is unclear how long total or partial shutdowns may last and whether additional shutdowns will be necessary to the extent future outbreaks occur.

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

As of June 30, 2020, we had an accumulated deficit in the total amount of approximately $175.2 million and anticipate further losses in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations. The financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors also included an explanatory paragraph to their audit opinion relating to our accompanying consolidated financial statements for the fiscal year ended December 31, 2019 regarding the substantial doubts about the Company’s ability to continue as a going concern. If we are unable to secure additional capital, which might also be harder to obtain due to current market conditions and the COVID-19 pandemic, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. If we become insolvent, investors in our securities may lose the entire value of their investment in our business. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern, and it is not possible for us to predict at this time the potential success of our business.

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

We intend to finance operating costs over the next 12 months with existing cash on hand, issuances of equity and/or debt securities, and other future public or private issuances of securities, or through a combination of the foregoing. Through equity transactions completed in 2019 and 2020 to date we have raised in the aggregate approximately $43.7 million in gross proceeds. However, we will need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods, including if we cannot raise sufficient funds from equity issuances. The alternative capital-raising transactions we may seek may entail significant downsides, due to limitations on use of our Form S-3 and under our at-the-market offering program with Piper Jaffray & Co., or the ATM Offering Program. For more information on our inability to use Form S-3, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises.

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

As previously disclosed, on March 24, 2020, we received a notification letter from Nasdaq stating that we failed to comply with the closing bid price requirement of Nasdaq Rule 5550(a) (“Rule 5550(a)”). If our closing bid price is less than $1 per share for 30 consecutive business days, we will be deficient with Rule 5550(a). On May 11, 2020, we received a notice from Nasdaq stating that we have regained compliance with Rule 5550(a) since our share price was above $1 for 10 consecutive business days and that the matter is now closed.  Our closing share price as of August 10, 2020 was $1.33 If we become non-compliant with Rule 5550(a) in the future (absent any relief, such as the temporary relief imposed by Nasdaq during the ongoing COVID-19 pandemic) and we fail to regain compliance with Rule 5550(a) during the rule’s applicable cure period, Nasdaq will notify us that our ordinary shares are subject to delisting. In the case of non-compliance, there can be no assurance that we will be able to regain compliance with the applicable rules.

Additionally, as previously disclosed, in October 2018, we received a notification letter from Nasdaq stating that, under Nasdaq Rule 5550(b), or Rule 5550(b), we failed to comply with the minimum $35 million market value of listed securities requirement for continued listing on the Nasdaq Capital Market as of October 26, 2018 and did not meet the rule’s alternative $2.5 million shareholders’ equity and $500,000 net income standards as of applicable balance sheet and income statement dates. We regained compliance with Rule 5550(b) in April 2019. Our shareholders’ equity was $11.9 million as of June 30, 2020. However, if our quarterly or annual report for a subsequent fiscal period does not evidence such compliance, we may become immediately subject to delisting without a cure period. For example, if we cannot maintain the requisite cash levels for a compliant amount of shareholders’ equity, our ordinary shares may be at serious risk of immediate delisting.

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

We began the study on June 13, 2016, with Stanford University as the lead investigational site. In August 2016, the FDA sent us a letter stating that, based on its evaluation of our corrective and preventive actions in response to the September 2015 Warning Letter, it appeared we had adequately addressed the violations cited in the September 2015 Warning Letter. As part of our study, we provided the FDA with the required periodic reports on the study’s progress, in a few cases with delay, and we intend to continue providing the FDA with periodic reports as required. Through these reports, we made the FDA aware that due to enrollment issues, we were unable to satisfy the target enrollment specified in the original study protocol.  As of June 30, 2020, we had three active centers participating in the study (one site is closed and another site is on hold), but only two sites have successfully enrolled patients.  Twelve subjects have enrolled in the study, two have completed the study, and three are using the device in the community. This is substantially below the required number of patients included in our original study protocol.

In March 2020, FDA approved a modified postmarket study protocol that will supplement data from the clinical study with real-world evidence and the study status was updated to progress adequate in July 2020. ReWalk is actively collecting the real-world evidence in order to fulfill the postmarket study order requirements.  However, despite the revised study protocol there can be no assurance that we will be able to satisfy the post-market study requirements. Additionally, we are experiencing some study disruptions due to COVID-19 pandemic If we cannot meet FDA requirements for the post-market study or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 41.4% of our revenues in the year ended December 31, 2019 from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

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
10.1
Amendment No. 3 to the Research Collaboration Agreement, dated April 30, 2020, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.34 of the Company’s registration statement on Form S-1 (File No. 333-239733), filed with the SEC on July 7, 2020).^

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith.

^	Portions of this exhibit (indicated by asterisks) have been omitted under rules of the U.S. Securities and Exchange Commission permitting the confidential treatment of select information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: August 12, 2020	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: August 12, 2020	By:	/s/ Ori Gon
Ori Gon
Chief Financial Officer
(Principal Financial and Accounting Officer)