Form 10-Q
period 2020-09-30
ReWalk Robotics Ltd.
filed 2020-11-10
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

 +972.4.959.0123
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐   No ☒

As of November 10, 2020, the registrant had outstanding 19,177,201 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,050	$16,253
Trade receivable, net	715	794
Prepaid expenses and other current assets	833	903
Inventories	3,707	3,123
Total current assets	23,305	21,073

LONG-TERM ASSETS

Restricted cash and other long-term assets	1,034	1,061
Operating lease right-of-use assets	1,421	1,737
Property and equipment, net	474	501
Total long-term assets	2,929	3,299
Total assets	$26,234	$24,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term loans	$3,280	$5,438
Current maturities of operating leases	622	637
Trade payables	2,107	2,698
Employees and payroll accruals	687	670
Deferred revenues	445	323
Other current liabilities	504	402
Total current liabilities	7,645	10,168

LONG-TERM LIABILITIES
Long-term loan, net of current maturities	154	1,527
Deferred revenues	626	521
Non-current operating leases	985	1,315
Other long-term liabilities	35	61
Total long-term liabilities	1,800	3,424

Total liabilities	9,445	13,592

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 60,000,000 shares at September 30, 2020 and December 31, 2019; Issued and outstanding: 19,158,963 and 7,319,560 shares at September 30, 2020 and December 31, 2019, respectively	1,352	504
Additional paid-in capital	193,937	178,745
Accumulated deficit	(178,500)	(168,469)
Total shareholders’ equity	16,789	10,780
Total liabilities and shareholders’ equity	$26,234	$24,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$747	$1,234	$3,175	$3,692
Cost of revenues	355	585	1,388	1,682

Gross profit	392	649	1,787	2,010

Operating expenses:
Research and development, net	756	1,018	2,695	4,292
Sales and marketing	1,507	1,453	4,541	4,571
General and administrative	1,198	1,209	3,774	3,988

Total operating expenses	3,461	3,680	11,010	12,851

Operating loss	(3,069)	(3,031)	(9,223)	(10,841)
Financial expenses, net	242	360	723	1,131

Loss before income taxes	(3,311)	(3,391)	(9,946)	(11,972)
Taxes on income (tax benefit)	25	(2)	85	4

Net loss	$(3,336)	$(3,389)	$(10,031)	$(11,976)

Net loss per ordinary share, basic and diluted	$(0.18)	$(0.46)	$(0.71)	$(2.27)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	18,881,694	7,290,791	14,132,375	5,284,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Share			Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
	Number	Amount
Balance as of June 30, 2019	7,289,110	503		178,270	(161,505)	17,268
Share-based compensation to employees and non-employees	—	—		236	—	236
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	10,962	*	)	—	—	—
Net loss	—	—		—	(3,389)	(3,389)
Balance as of September 30, 2019	7,300,072	503		178,506	(164,894)	14,115

Balance as of June 30, 2020	14,190,685	993		186,070	(175,164)	11,899
Share-based compensation to employees and non-employees	—	—		232	—	232
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	20,000	2		(2)	—	—
Issuance of ordinary shares in a “registered direct" offering, net of issuance expenses in the amount of $ 1,019 (1)	4,938,278	357		7,624	—	7,981
Exercise of warrants (1)(2)	10,000	—		13	—	13
Net loss	—	—		—	(3,336)	(3,336)
Balance as of September 30, 2020	19,158,963	1,352		193,937	(178,500)	16,789

*)	Represents an amount lower than $1.

(1)	See Note 8f to the condensed consolidated financial statements.

(2)	See Note 8d to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Share		Additional paid-in	Accumulated	Total shareholders’ equity
	Number	Amount	capital	deficit
Balance as of December 31, 2018	2,813,087	193	154,670	(152,918)	1,945
Share-based compensation to employees and non-employees	—	—	869	—	869
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	27,985	1	—	—	1
Issuance of ordinary shares in a “best efforts” offering, net of issuance expenses in the amount of $686 (1)	760,000	52	3,632	—	3,684
Exercise of pre-funded warrants and warrants (1) (2)	584,087	40	1,461	—	1,501
Issuance of ordinary shares in a “Registered Direct” offerings, net of issuance expenses in the amount of $1,125 (1)	1,650,248	115	8,010	—	8,125
Issuance of ordinary shares in a “Warrant exercise” agreement, net of issuance expenses in the amount of $1,019 (1)	1,464,665	102	9,864	—	9,966
Net loss	—	—	—	(11,976)	(11,976)
Balance as of September 30, 2019	7,300,072	503	178,506	(164,894)	14,115

Balance as of December 31, 2019	7,319,560	504	178,745	(168,469)	10,780
Share-based compensation to employees and non-employees	—	—	544	—	544
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	44,625	2	(2)	—	—
Issuance of ordinary shares in a “best effort” offering, net of issuance expenses in the amount of $1,056 (1)	4,053,172	290	3,720	—	4,010
Issuance of ordinary shares in a “registered direct" offering, net of issuance expenses in the amount of $ 1,019 (1)	4,938,278	357	7,624	—	7,981
Exercise of pre-funded warrants and warrants (1) (2)	2,803,328	199	3,306	—	3,505
Net loss	—	—	—	(10,031)	(10,031)
Balance as of September 30, 2020	19,158,963	1,352	193,937	(178,500)	16,789

*)	Represents an amount lower than $1.

(1)	See Note 8f to the condensed consolidated financial statements.

(2)	See Note 8d to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows used in operating activities:
Net loss	$(10,031)	$(11,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	215	242
Share-based compensation to employees and non-employees	544	869
Deferred taxes	(68)	(67)
Financial expenses related to long-term loans	59	—
Changes in assets and liabilities:
Trade receivables, net	79	186
Prepaid expenses, operating lease right-of-use assets and other assets	33	(397)
Inventories	(634)	(828)
Trade payables	(633)	625
Employees and payroll accruals	17	(56)
Deferred revenues and advances from customers	227	180
Operating lease liabilities and other liabilities	61	(3)
Net cash used in operating activities	(10,131)	(11,225)

Cash flows used in investing activities:
Purchase of property and equipment	(73)	(8)
Net cash used in investing activities	(73)	(8)

Cash flows from financing activities:
Repayment of long-term loan	(3,982)	(1,261)
Proceeds from issuance of long-term debt	392	—
Issuance of ordinary shares in a “best efforts” offering, net of issuance expenses in the amount of $ 686 (1)	—	3,684
Issuance of ordinary shares in a “registered direct” offerings, net of issuance expenses in the amount of $1,035 (1)	—	8,215
Issuance of ordinary shares in a “warrant exercise” agreement, net of issuance expenses in the amount of $ 1,019 (1)	—	9,966
Issuance of ordinary shares in a “best efforts” offerings, net of issuance expenses paid in the amount of $ 1,056 (1)	4,010	—
Issuance of ordinary shares in a “registered direct” offerings, net of issuance expenses in the amount of $977 (1)	8,023	—
Exercise of pre-funded warrants and warrants (1) (2)	3,505	1,429
Net cash provided by financing activities	11,948	22,033

Increase in cash, cash equivalents, and restricted cash	1,744	10,800
Cash, cash equivalents, and restricted cash at beginning of period	16,992	10,347
Cash, cash equivalents, and restricted cash at end of period	$18,736	$21,147
Supplemental disclosures of non-cash flow information
“Registered direct” offerings issuance cost not yet paid (1)	$42	$—
Classification of other current assets to property and equipment, net	$65	$90
Classification of inventory to property and equipment, net	$50	$88
Cashless exercise of pre-funded warrants (1) (2)	$—	$72
Initial recognition of operating lease right-of-use assets	$—	$2,099
Initial recognition of operating lease liabilities	$—	$(2,249)
Supplemental cash flow information:
Cash and cash equivalents	$18,050	$20,410
Restricted cash included in other long-term assets	686	737
Total Cash, cash equivalents, and restricted cash	$18,736	$21,147

(1)	See Note 8f to the condensed consolidated financial statements.

(2)	See Note 8d to the condensed consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:-	GENERAL

a.	ReWalk Robotics Ltd. (“RRL”, and together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Israel on June 20, 2001 and commenced operations on the same date.

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

The company added two new product lines through distribution agreements and started commercializing them during the third quarter.

d.
The worldwide spread of COVID-19 has resulted in a global economic slowdown and is expected to continue to disrupt general business operations until the disease is contained. This has had a negative impact on the Company's sales and results of operations during 2020, and the Company expects that it will continue to negatively affect its sales and results of operations but the Company is currently unable to predict the scale and duration of that impact. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update of its accounting estimates or judgments or revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.
The Company has an accumulated deficit in the total amount of approximately $179 million as of September 30, 2020 and negative cash flow from operations of $10 million, and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, continued close examination of its  operating spend and potential reduction in specific areas, and future issuances of equity and debt securities, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company requires more funds than anticipated during the next 12 months or in later periods.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The condensed consolidated financial statements for the three and nine months ended September 30, 2020 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2:-	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s (i) consolidated financial position as of September 30, 2020, (ii) consolidated results of operations for the three and nine months ended September 30, 2020, (iii) consolidated statements of changes in shareholders’ equity as of September 30, 2020 and  (iv) consolidated cash flows for the nine months ended September 30, 2020. The results for the three and nine months periods ended September 30, 2020, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenues (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Units placed	$522	$1,104	$2,583	$3,350
Spare parts and warranties	225	130	592	342
Total Revenues	$747	$1,234	$3,175	$3,692

Units placed

The Company currently offer five products: (1) ReWalk Personal, (2) ReWalk Rehabilitation, (3) ReStore, (4) MyoCycle and (5) MediTouch.

ReWalk Personal and ReWalk Rehabilitation are units for spinal cord injuries (“SCI Products”). SCI Products are currently designed for everyday use by paraplegic individuals at home and in their communities, and are custom fitted for each user, as well as for use by paraplegia patients in the clinical rehabilitation environment, where they provide individuals access to valuable exercise and therapy.

ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke in the clinical rehabilitation environment.

MyoCycle which uses Functional Electrical Stimulation (“FES”) technology and MediTouch tutor movement biofeedback devices (“Distributed Products”).  The Company markets the Distributed Products in the United States for use at home or in clinic.

Units placed includes revenue from sales of SCI Products, ReStore and Distributed Products.

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

The Distributed Products are offered with assurance type warranty ranging between one year to ten years depending on the specific product and part.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract balances

	September 30,	December 31,
	2020	2019
Trade receivable, net (1)	$715	$794
Deferred revenues (1) (2)	$1,071	$844

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	$345 thousand of December 31, 2019 deferred revenues balance were recognized as revenues during the nine months ended September 30, 2020.

Deferred revenue is comprised mainly of unearned revenue related to service type warranty but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

The Company’s unfilled performance obligations as of September 30, 2020 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $1,088 thousand, which is fulfilled over one to five years.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. ASU 2020-06 also requires that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or share. This amendment removes current guidance that allows an entity to rebut this presumption if it has a history or policy of cash settlement. Furthermore, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, the treasury stock method will be no longer available. In addition, ASU 2020-06 clarifies that an average market price should be used to calculate the diluted EPS denominator in cases in which the exercise prices may change on the basis of an entity’s share price or changes in the entity’s share price may affect the number of shares that may be used to settle a financial instrument and that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

c.	Concentrations of Credit Risks: Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	September 30,		December 31,
	2020		2019
Customer A	15%		* )
Customer B	13%		* )
Customer C	13%		* )
Customer D	13%		* )
Customer E	12%		* )
Customer F	11%		12%
Customer G	*	)	14%
Customer H	*	)	13%
Customer I	*	)	13%
Customer J	*	)	12%
Customer K	*	)	12%
Customer L	*	)	12%

*)	Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of September 30, 2020 and December 31, 2019, trade receivables are presented net of allowance for doubtful accounts in the amount of $31 thousand and $31 thousand, respectively, and net of sales return reserve $0 as of September 30, 2020 and $86 thousand as of December 31, 2019.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.
Warranty provision

The Company provided a two-year standard warranty for its products. In the beginning of 2018, we updated our service policy for new devices sold to include five-year warranties.  The Company determined that the first two years of warranty is an assurance-type warranty and records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2019	$227
Provision	60
Usage	(133)
Balance at September 30, 2020	$154

NOTE 4:-	INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Finished products	$2,954	$2,394
Raw materials	753	729
	$3,707	$3,123

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.
Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of September 30, 2020, non-cancelable outstanding obligations to the Company’s contract manufacturer and raw material vendors amounted to approximately $0.9 million.

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

(ii)
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2020 and 2023. A subset of our cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $23 thousand as of September 30, 2020.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2020 are as follows (in thousands):

2020	$167
2021	668
2022	637
2023	461
Total lease payments	1,933
Less: imputed interest	(326)
Present value of future lease payments	1,607
Less: current maturities of operating leases	(622)
Non-current operating leases	$985
Weighted-average remaining lease term (in years)	2.93
Weighted-average discount rate	12.6%

Lease expense under the Company’s operating leases were $178 thousand and $185 thousand for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019 the lease expense were $553 thousand and $560 thousand, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.
Royalties:

The Company’s research and development efforts are financed, in part, through funding from the IIA and BIRD. Since the Company’s inception through September 30, 2020, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty bearing grants (as of September 30, 2020, the Company paid royalties to the IIA in the total amount of $92 thousand), while a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3%of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

Additionally, the License Agreement requires the Company to pay Harvard royalties on net sales, See note 7 below for more information about the Collaboration Agreement and the License Agreement.

Royalties expenses in cost of revenue were $2 and $8 thousand for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the royalties expenses were $5 thousand and $13 thousand, respectively.

As of September 30, 2020, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

d.
Liens:

As discussed in Note 6 to the Company’s audited consolidated financial statements in its annual report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), the Company is party to a loan agreement, as amended (the “Loan Agreement”), with Kreos Capital V (Expert Fund) Limited (“Kreos”), pursuant to which Kreos extended a $20 million line of credit to the Company. In connection with the Loan Agreement, the Company granted Kreos a first priority security interest over all of its assets, including intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests

The Company’s other long-term assets in the amount of $686 thousand have been pledged to third parties as a security in respect to lease agreements. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

As previously disclosed, between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired the Company ordinary shares pursuant and/or traceable to its registration statement on Form F-1 (File No. 333-197344) used in connection with the initial public offering, or the Company’s IPO, were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. As of March 31, 2020, all complaints have been dismissed, with one dismissal affirmed on appeal. The actions involved or involve claims under various sections of the Securities Act of 1933, or the Securities Act, against the Company, certain of its current and former directors and officers, the underwriters of the Company’s IPO and certain other defendants.

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

The action commenced in the United States District Court for the District of Massachusetts (the “District Court”), alleging violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, was partially dismissed on August 23, 2018. In particular, the District Court granted the motion to dismiss the claims under Sections 11 and 15 of the Securities Act, finding that the plaintiff failed to plead a false or misleading statement in the IPO registration statement. The District Court did not address the claims under Sections 10(b) and 20(a) of the Exchange Act because, as a result of the dismissal of the claims under the Securities Act, the lead plaintiff lacked standing to pursue those claims. Because the action in the District Court was styled as a class action, the District Court permitted the plaintiff to file a supplemental memorandum concerning standing or a motion to appoint a substitute or supplemental plaintiff. On September 10, 2018, the plaintiff sought leave to amend his complaint to add a new plaintiff that purportedly has standing to pursue Exchange Act claims, and the Company opposed the motion to amend on September 24, 2018. On May 16, 2019, the court denied the plaintiff’s motion to amend and the complaint was dismissed. Thereafter, the plaintiff timely appealed to the United States Court of Appeals for the First Circuit (the “First Circuit”). The appeal was fully briefed in January 2020 and the court held oral arguments on March 2, 2020. On August 25, the First Circuit affirmed the dismissal and the denial of the plaintiff’s motion to amend. The plaintiff’s deadline to file a petition for certiorari for appeal of the case to the Supreme Court of the United States is November 24, 2020.

Based on information currently available and the current stage of the litigation, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the remaining lawsuit in the District Court; therefore, no litigation reserve has been recorded in the Company’s condensed consolidated balance sheets as of September 30, 2020.The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times if and when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

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

The PPP Loan may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020.  PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the Small Business Administration may adopt. On September 29, 2020, the Company  submitted an application for loan forgiveness to the Small Business Administration.

The PPP Note provides for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

The follow table presents the scheduled principal payments of the Company's PPP Loan payable as of September 30, 2020, shown if the PPP Loan is not forgiven:

Period	Amount
Remainder of 2020	$43
2021	263
2022	88
Total principal payments	$394

Current portion	$240
Long-term portion	154
Note payable, net	$394

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7:-	RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

On May 16, 2016, the Company entered into a Research Collaboration Agreement and an Exclusive License Agreement with Harvard. The Research Collaboration Agreement was amended on May 1, 2017 and April 1, 2018 (as amended, the “Collaboration Agreement”), and the Exclusive License Agreement was amended on April 1, 2018 (as amended, the “License Agreement”), to extend the term of the Collaboration Agreement by one year to May 16, 2022 and reallocate the Company’s quarterly installment payments to Harvard through such date, and to make certain technical changes. On April 30, 2020, the Company and Harvard amended the Collaboration Agreement, which included certain adjustments to the quarterly installments and extended the term an additional three quarters until February 2023.

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

The Harvard License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of September 30, 2020, the company achieved the three development milestones. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company’s total payment obligation under the Collaboration Agreement and the License Agreement  is $7.2 million on the date the agreement were signed, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expenses in the amount of $175 thousand and $599 thousand which are part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three and nine months ended September 30, 2020, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

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

b.
Share option plans:

As of September 30, 2020, and December 31, 2019, the Company had reserved 623,408 and 12,409 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company’s 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

The fair value for options granted during the nine months ended September 30, 2019  was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

Nine Months Ended September 30,
2019
Expected volatility	57.5%
Risk-free rate	2.22%
Dividend yield	—%
Expected term (in years)	6.11
Share price	$5.37

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no options granted during the nine months ended September 30, 2020.

The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant.

A summary of employee and non-employee directors share options activity during the nine months ended September 30, 2020 is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the period	74,713	$41.6	6.34	$135
Granted	—	—
Exercised	—	—
Forfeited	(1,713)	133.74
Options outstanding at the end of the period	73,000	$39.4	5.57	$—

Options exercisable at the end of the period	53,668	$46.39	4.74	$—

A summary of employee and non-employee directors RSUs activity during the nine months ended September 30, 2020 is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs at the beginning of the period	62,378	$44.61
Granted	1,238,688	0.85
Vested	(44,625)	8.86
Forfeited	(9,126)	8.46
Unvested RSUs at the end of the period	1,247,315	$2.78

The weighted average grant date fair value of options granted during the nine months ended September 30, 2019 was $2.98. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2020 and 2019 were $1.44 and $4.69, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the nine months ended September 30, 2020 and 2019. As of September 30, 2020, there were $2.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s 2012 Equity Incentive Plan and its 2014 Plan. This cost is expected to be recognized over a period of approximately 3.22 years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The number of options and RSUs outstanding as of September 30, 2020 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of September 30, 2020	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of September 30, 2020	Weighted average remaining contractual life (years) (1)
RSUs only	1,247,315	—	—	—
$5.37	12,425	8.49	4,659	8.49
$20.42 - $33.75	36,299	5.51	26,120	4.70
$37.14 - $38.75	10,092	3.21	10,092	3.21
$50 - $52.5	11,228	4.91	9,841	4.67
$182.5 - $524.25	2,956	4.60	2,956	4.60
	1,320,315	5.57	53,668	4.74

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based awards to non-employee consultants: As of September 30, 2020, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Warrants to purchase ordinary shares: The following table summarizes information about warrants outstanding and exercisable as of September 30, 2020:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.500	4,771	See footnote (1)
November 1, 2016 (2)	97,496	$118.750	97,496	November 1, 2021
December 28, 2016 (3)	1,908	$7.500	1,908	See footnote (1)
November 20, 2018 (4)	126,839	$7.500	126,839	November 20, 2023
November 20, 2018 (5)	106,680	$9.375	106,680	November 15, 2023
February 25, 2019 (6)	45,600	$7.187	45,600	February 21, 2024
April 5, 2019 (7)	408,457	$5.140	408,457	October 7, 2024
April 5, 2019 (8)	49,015	$6.503	49,015	April 3, 2024
June 5, 2019 and June 6, 2019 (9)	1,464,665	$7.500	1,464,665	June 5, 2024
June 5, 2019 (10)	87,880	$9.375	87,880	June 5, 2024
June 12, 2019 (11)	416,667	$6.000	416,667	December 12, 2024
June 10, 2019 (12)	50,000	$7.500	50,000	June 10, 2024
February 10, 2020 (13)	4,343,500	$1.250	4,343,500	February 10, 2025
February 10, 2020 (14)	336,000	$1.5625	336,000	February 10, 2025
July 6, 2020 (15)	2,469,139	$1.76	2,469,139	July 2, 2025
July 6, 2020 (16)	296,297	2.2781	296,297	July 2, 2025
	10,304,914		10,304,914

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $7.5 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of September 30, 2020.

(2)
Represents warrants issued as part of our follow-on offering in November 2016. At any time, the board of directors may reduce the exercise price of the warrants to any amount and for any period of time it deems appropriate.

(3)	Represents common warrants that were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 1 for exercisability terms.

(4)	Represents common warrants that were issued as part of our follow-on offering in November 2018.

(5)	Represents common warrants that were issued to the underwriters as compensation for their role in our follow-on offering in November 2018.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	Represents warrants that were issued to the exclusive placement agent as compensation for its role in our follow-on offering in February 2019.

(7)	Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in April 2019.

(8)	Represents warrants that were issued to the placement agent as compensation for its role in our April 2019 registered direct offering.

(9)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement on June 5, 2019 and June 6, 2019, respectively.

(10)	Represents warrants that were issued to the placement agent as compensation for its role in our June 2019 warrant exercise agreement and concurrent private placement of warrants.

(11)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in June 2019.

(12)	Represents warrants that were issued to the placement agent as compensation for its role in our June 2019 registered direct offering and concurrent private placement of warrants.

(13)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020.

(14)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering.

(15)	Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in July 2020.

(16)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s July 2020 registered direct offering.

e.
Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cost of revenues	$6	$9
Research and development, net	105	161
Sales and marketing	113	140
General and administrative	320	559
Total	$544	$869

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f.	Equity raise:

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

Additionally, the Company issued and sold 1,050,372 pre-funded units at a price to the public of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share with an exercise price of $7.50 per warrant. The total gross proceeds received from the November 2018 follow-on public offering, before deducting commissions, discounts and expenses, were $13.1 million (including proceeds from the exercise of 90,691 pre-funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the nine month ended September 30, 2019 additional 288,000 pre-funded warrants and 296,087 warrants to purchase an aggregate 584,087 ordinary shares had been exercised, for additional proceeds of $1.5 million. As compensation for their role in the offering, the Company also issued to the underwriters warrants to purchase up to 106,680 ordinary shares, which became immediately exercisable starting on November 20, 2018 until November 15, 2023 at $9.375 per share.

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

On February 10, 2020, the Company closed a “best efforts” public offering whereby the Company issued an aggregate of 5,600,000 of common units and pre-funded units at a public offering price of $1.25 per common unit and $1.249 per pre-funded unit. As part of the public offering, the Company entered into a securities purchase agreement with certain institutional purchasers. Each common unit consisted of one ordinary share, par value NIS 0.25 per share, and one common warrant to purchase one ordinary share. Each of the 1,546,828 pre-funded unit consisted of one pre-funded warrant to purchase one ordinary share and one common warrant. Additionally, the Company issued warrants to purchase up to 336,000 ordinary shares, with an exercise price of $1.5625 per share, to representatives of H.C. Wainwright as compensation for its role as the placement agent in the Company’s February 2020 offering.  During the three months ended March 31, 2020, all pre-funded warrants to purchase ordinary shares were exercised. During the three months ended September 30, 2020, 10,000 warrants to purchase ordinary shares were exercised. As of September 30, 2020, a total of 1,256,500 warrants to purchase ordinary shares were exercised.

On July 6, 2020 the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of (i) 4,938,278 ordinary shares, par value NIS 0.25 per share, at a price of $1.8225 per ordinary share and (ii) warrants to purchase up to 2,469,139 ordinary shares with an exercise price of $1.76 per share, exercisable from July 6, 2020 until January 6, 2026. Additionally, the Company issued warrants to purchase up to 296,297 ordinary shares, with an exercise price of $2.2781 per share, exercisable from July 6, 2020 until July 2, 2025, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in its July 2020 registered direct offering.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.
Investment agreement

In May 2018, the Company entered into a fee and release agreement with Canaccord Genuity LLC (“Canaccord Genuity”) requiring the Company to pay to Canaccord Genuity, in connection with a settlement, in addition to certain cash amounts, (i) $125 thousand in ordinary shares of the Company after the closing of the first tranche on May 15, 2018 (the “First Tranche Closing”)  of the Timwell transaction and (ii) $225 thousand in ordinary shares of the Company after the closing of the Second Tranche of the Timwell transaction (or such lower amount if the Second Tranche Closing is less than $10.0 million). The price per share used for calculation of the number of ordinary shares issued by the Company to Canaccord Genuity is based on the volume weighted average price of the Company’s ordinary shares as reported on the Nasdaq Capital Market for the five consecutive trading days prior to the date of issuance. The Company is also obligated to pay $100 thousand in cash following the closing of the Third Tranche of $5.0 million (or such lower amount if the Third Tranche Closing is less than $5.0 million). Following the First Tranche Closing, the Company issued 4,715 ordinary shares to Canaccord Genuity.

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

NOTE 9:-	FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency transactions and other	$(7)	$(10)	$(99)	$(50)
Financial expenses related to loan agreement with Kreos	243	365	802	1,155
Bank commissions	6	5	20	26
	$242	$360	$723	$1,131

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues based on customer’s location:
Israel	$—	$—	$—	$2
United States	325	569	1,172	1,492
Europe	413	665	1,990	2,162
Asia-Pacific	2	—	6	36
Latin America	6	—	6	—
Africa	1	—	1	—
Total revenues	$747	$1,234	$3,175	$3,692

	September 30,	December 31,
	2020	2019
Long-lived assets by geographic region (*):
Israel	$155	$179
United States	263	244
Germany	56	78
	$474	$501

(*)	Long-lived assets are comprised of property and equipment, net.

	Nine Months Ended September 30,
	2020		2019
Major customer data as a percentage of total revenues:
Customer A	*	)	13.13%

NOTE 11:-	SUBSEQUENT EVENTS

On November 6, 2020 the Company received confirmation of its PPP Note forgiveness, see note 6 above for further details.

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

• the outcome of litigation and other legal matters;

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

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as the ReWalk Personal, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the U.S. Department of Veterans Affairs, or the VA, issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of September 30, 2020, we had placed 24 units as part of the VA policy.

 According to a 2017 report published by the Centers for Medicare and Medicaid Services, or CMS, approximately 55% of the spinal cord injury population which are at least five years post their injury date are covered by CMS. In July 2020, a code was issued for ReWalk Personal 6.0 (effective October 1, 2020), which might later be followed by coverage policy of CMS.

Additionally, to date, several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases. In Germany, we continue to make progress toward achieving ReWalk coverage from the various government, private and worker’s compensation payors. In September 2017, each of German insurer BARMER GEK (“Barmer”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), indicated that they will provide coverage to users who meet certain inclusion and exclusion criteria. In February 2018, the head office of German statutory health insurance, or SHI, Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal 6.0 exoskeleton system in the German Medical Device Directory. This decision means that ReWalk will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. Since then, we have announced several contracts with German payors.

During the second quarter of 2020 we have finalized and moved to implement two separate agreements to distribute additional product lines in the U.S. market. The Company will be the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States, and will also have distribution rights for the MYOLYN MyoCycle FES cycles to U.S. rehabilitation clinics and personal sales through the U.S. Department of Veterans Affairs (“VA”) hospitals. These new products will improve our product offering to clinics as well as patients within the VA as they both have similar clinician and patient profile.

Third Quarter 2020 and Subsequent Period Business Highlights

●	Total revenue for the third quarter of 2020 was $0.7 million, compared to $1.2 million in the prior year quarter;

●	Received Medicare Provider certification from the Centers for Medicare & Medicaid Services ("CMS");

●	Completed additional contract with a German payor; and

●
Raised total of approximately $9.0 million in gross proceeds from a registered direct offering of ordinary shares and a concurrent private placement of unregistered warrants to purchase ordinary shares (as previously referenced in ReWalk’s Second Quarter 2020 Financial Results).

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

The COVID-19 pandemic has affected our ability to engage with our SCI Products, ReStore and Distributed Products customers, deliver ordered units or repair existing systems, and provide training of our products to new patients who have largely remained at home due to local movement restrictions and to rehabilitation centers, which have temporarily shifted priorities and responses to pandemic-related medical equipment. As a result, our revenues in the first quarter of 2020 were adversely impacted. During the second quarter of 2020, we were able to deliver several units that we could not complete in the first quarter of 2020. During the third quarter of 2020, we had limited market access and we encountered reduced payor attention that affected our results for the quarter. The overall impact of the limitations on our sales efforts are currently difficult to determine, but we believe that the adverse impact may continue especially as our ability to trial new patients with our SCI Products is limited and as capital budgets for rehabilitation devices such as the ReStore are reduced or currently on-hold in most of the clinics and some are enforcing in-clinic restrictions that effect our ability to demonstrate our devices. We continue to monitor our sales pipeline on a day-to-day basis in order to assess the quarterly effect of these limitations as some have short term effects and some affects our future pipeline development.  Limitations on travel and business closures recommended by federal, state, and local governments, could, among other things, impact our ability to enroll patients in clinical trials, recruit clinical site investigators, and obtain timely approvals from local regulatory authorities. While our manufacturer, Sanmina Corporation, has not shut down its facilities during the COVID-19 pandemic, our manufacturing may also be impacted due to supply chain delays or adverse impacts on our production capacity due to government directives or health protocols that might impact our production facility, and the current limitations on our sales activities has made it hard for us to effectively forecast our future requirements for systems. For more information, see “Part II, Item 1A. Risk Factors-A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has adversely affected and may continue to materially and adversely impact our business, our operations and our financial results” and “Part II, Item 1A. Risk Factors-We depend on a single third party to manufacture our products, and we rely on a limited number of third-party suppliers for certain components of our products.”

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

Results of Operations for the Three and Nine Months Ended September 30, 2020 and September 30, 2019

Our operating results for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$747	$1,234	$3,175	$3,692
Cost of revenues	355	585	1,388	1,682

Gross profit	392	649	1,787	2,010

Operating expenses:
Research and development, net	756	1,018	2,695	4,292
Sales and marketing	1,507	1,453	4,541	4,571
General and administrative	1,198	1,209	3,774	3,988

Total operating expenses	3,461	3,680	11,010	12,851

Operating loss	(3,069)	(3,031)	(9,223)	(10,841)
Financial expenses, net	242	360	723	1,131

Loss before income taxes	(3,311)	(3,391)	(9,946)	(11,972)
Taxes on income (tax benefit)	25	(2)	85	4

Net loss	$(3,336)	$(3,389)	$(10,031)	$(11,976)

Net loss per ordinary share, basic and diluted	$(0.18)	$(0.46)	$(0.71)	$(2.27)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	18,881,694	7,290,291	14,132,375	5,284,451

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

Revenues

Our revenues for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal unit revenues	$698	$1,127	$3,079	$3,524
Rehabilitation unit revenues	49	107	96	168
Revenues	$747	$1,234	$3,175	$3,692

Revenues decreased by $487 thousand, or 39%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Revenues decreased by approximately $517 thousand, or 14%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in revenue for both three and nine months ended September 30, 2020 was driven primarily by the impact of the COVID-19 pandemic, as we had limited market access.

In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the ReStore and other products to rehabilitation clinics and personal users.

Gross Profit

Our gross profit for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross profit	$392	$649	$1,787	$2,010

Gross profit was 52% of revenue for the three months ended September 30, 2020 compared to 53% for the three months ended September 30, 2019. Gross profit was 56% of revenue for the nine months ended September 30, 2020 compared to 54% for the nine months ended September 30, 2019. Our gross profit decreased for the three and nine months ended September 30, 2020 compared to 2019, the decrease is mainly due to lower number of units sold.

We expect our gross profit to improve assuming we increase our sales volumes which could also decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we expect upon the launch period of our new ReStore and Distributed Products as well as due to an increase in the cost of product parts

  Research and Development Expenses

Our research and development expenses, net, for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses, net	$756	$1,018	$2,695	$4,292

Research and development expenses, net, decreased $262 thousand, or 26%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Research and development expenses, net, decreased $1,597 thousand, or 37%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease is attributable to decreased personnel and personnel related expenses and decreased consulting costs associated with the development and clinical study costs of our ReStore soft suit exoskeleton.

We intend to focus our research and development expenses mainly on our current products maintenance as well as developing our “soft suit” exoskeleton for additional indications affecting the ability to walk or a home use design.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales and marketing expenses	$1,507	$1,453	$4,541	$4,571

Sales and marketing expenses increased $54 thousand, or 4%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Sales and marketing expenses decreased $30 thousand, or 1%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in expenses for the three months ended September 30, 2020 was driven by increased personnel and personnel related expenses offset with a decrease in travel and tradeshow activities due to COVID-19.

In the near term our sales and marketing expenses are expected to be driven by our efforts to commercialize our current products and to increase reimbursement coverage of the ReWalk Personal device.

General and Administrative Expenses

Our general and administrative expenses for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative expenses	$1,198	$1,209	$3,774	$3,988

General and administrative expenses decreased $11 thousand, or 1%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. General and administrative expenses decreased $214 thousand, or 5%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The expenses for the three month period remained relatively flat, whereas the decrease in the nine month period was mainly driven by lower non-cash compensation expenses.

Financial Expenses, Net

Our financial expenses, net, for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Financial expenses, net	$242	$360	$723	$1,131

Financial expenses, net, decreased $118 thousand, or 33%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Financial expenses, net, decreased $408 thousand, or 36%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease is attributable to decreased interest expenses related to the Loan Agreement with Kreos.

Income Taxes

Our income tax for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Taxes on income (tax benefit)	$25	$(2)	$85	$4

Taxes on income increased $27 thousand for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Taxes on income increased $81 thousand for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase is due to higher tax provision in our U.S subsidiary.

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

As of September 30, 2020, the Company had cash and cash equivalents of $18.1 million. The Company has an accumulated deficit in the total amount of approximately $179 million as of September 30, 2020 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, continued close examination of its  operating spend and potential reduction in specific areas, and future issuances of equity and debt securities, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company requires more funds than anticipated during the next 12 months or in later periods.

We previously considered the Investment Agreement with Timwell as a potential source of ongoing liquidity. However, Timwell notified us that it would not invest the second and third tranches under the Investment Agreement. For more information, see “Timwell Private Placement” below.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements for the three and nine months ended September 30, 2020 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities of our ReStore device and our Distributed Products as well as broadening third-party payor coverage to our SCI Products, and (ii) research and development costs related to our current products maintenance and potential expansion of the indication of use of our lightweight “soft suit” exoskeleton to other medical conditions as well as home therapy. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there are substantial doubts as to our ability to continue as a going concern.”

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

On November 20, 2018, the Company and Kreos entered into the Second Amendment to the Loan Agreement (the “Second Amendment”). In the Second Amendment, the Company agreed to repay $3.6 million to Kreos in satisfaction of all outstanding indebtedness under the Kreos Convertible Note and other related payments, including prepayment costs and end of loan payments and Kreos agreed to terminate the Kreos Convertible Note. The Company repaid Kreos the $3.6 million by issuing to Kreos 192,000 units and 288,000 pre-funded units at the applicable public offering prices for an aggregate price of $3.6 million (including the aggregate exercise price for the ordinary shares to be received upon exercise of the pre-funded warrants, assuming Kreos exercises all of the pre-funded warrants it purchased as part of the Company’s public offering). The Company and Kreos also agreed to revise the principal and the repayment schedule under the Kreos Loan Agreement. The revised repayment schedule, effectively deferred an additional $1.1 million of payments that were due in 2018 and $2.8 million that were due in 2019 under the loan’s prior repayment schedule, for total deferred payments of $3.9 million compared to the prior repayment schedule. Additionally, Kreos and the Company entered into the Kreos Warrant Amendment, which amended the exercise price of the warrant to purchase 6,679 ordinary shares currently held by Kreos from $241 to $7.50. The Second Amendment also made certain changes to the prepayment premiums under the Kreos Loan Agreement, tying them to the date of the Second Amendment.

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

As of September 30, 2020, the outstanding principal amount under the Kreos Loan Agreement was $3.0 million. Depending on our liquidity needs, we may seek to refinance up to a substantial portion of our indebtedness under our Kreos Loan Agreement, which we have considered with Kreos from time to time, including by exchanging our indebtedness with Kreos for new convertible debt from a third-party investor, or to borrow additional funds.

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

On September 29, 2020, the Company submitted an application for loan forgiveness and on November 6, 2020 the Company received confirmation of its PPP Note forgiveness .

Equity Raises

Form S-3 Limitations

Since we filed our Form 10-K on February 17, 2017, we have been subject to limitations under the applicable rules of Form S-3, which constrain our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. Pursuant to these rules, until December 20, 2020, we may not sell in primary offerings under our Form S-3 more than approximately $9.6 million in any 12-month period, unless and until we are no longer subject to these limitations. We will cease to be subject to these limitations once our public float exceeds $75 million. As of the date of this quarterly report, we have sold approximately $9.0  million in securities under our Form S-3 during the last 12 months, when we were subject to these restrictions and, therefore, we can sell securities in the amount of $0.6 million under our Form S-3. We will also recalculate the amount of this limitation if or when we conduct another takedown under Form S-3. Additionally, these limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. Our Form S-3 expires on May 23, 2022. With respect to our ATM Offering Program, because we have sold $15.7 million in the program since its inception, we could only raise up to a remaining $9.3 million using the program, subject to the $9.6 million limitation on use of Form S-3.

Because of these limitations to raise capital in securities offerings above the limitation applicable to us for sales under Form S-3 and our ongoing liquidity needs, we may be required to seek and are currently actively exploring other methods of completing primary offerings, including, a registration statement on Form S-1 (which has no such size limitations), the preparation of which is more time-consuming and costly, including due to potential SEC review. We may also conduct such offerings in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of NASDAQ. Any such transactions, including the perception that we will conduct a transaction, could result in substantial dilution of shareholders’ interests.

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

Equity Offerings in the Third Quarter of 2020

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement, (ii) the date that is three years after a new registration statement on Form S-3 goes effective, (iii) our becoming ineligible to use Form S-3 and (iv) termination of the Equity Distribution Agreement by the parties. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. We temporarily suspended use of the ATM Offering Program on February 20, 2019 to facilitate our February 2019 “best efforts” public offering. As of September 30, 2020, we had sold 302,092 ordinary shares under the ATM Offering Program for net proceeds to us of $14.5 million (after commissions, fees and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $471 thousand and had incurred total expenses (including such commissions) of approximately $1.2 million in connection with the ATM Offering Program.

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

Cash Flows for the Nine Months Ended September 30, 2020 and September 30, 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(10,131)	$(11,225)
Net cash used in investing activities	(73)	(8)
Net cash provided by financing activities	11,948	22,033
Net cash flow	$1,744	$10,800

Net Cash Used in Operating Activities

Net cash used in operating activities decreased to $10.1 million for the nine months ended September 30, 2020 compared to $11.2 million for the nine months ended September 30, 2019 primarily due to reduction in the operating costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased to $11.9 million for the nine months ended September 30, 2020 compared to $22.0 million provided by financing activities for the nine months ended September 30, 2019, primarily due to the lower proceeds from equity raise activities in the nine months ended September 30, 2020, than the proceeds we received from equity raise activities for the nine months ended September 30, 2019, as well as increase in the loan repayments to Kreos.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of September 30, 2020.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations (1)	$871	$871	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	2,364	1,164	1,200	—	—
Operating lease obligations (3)	1,933	669	1,246	18	—
Long-term debt obligations (4)	3,548	3,393	155	—	—
Total	$8,716	$6,097	$2,601	$18	$—

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

(2)
Our Collaboration Agreement was originally signed for a period of six years and as of September 30, 2020 has a remaining term of approx. 2.33 years, it requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development milestones have been met as of September 30, 2020. There are commercialization milestones which depend on us reaching certain sales amounts some or all of which may not occur.

(3)	Our operating leases consist of leases for our facilities and motor vehicles.

(4)	Our long-term debt obligations consist of payments of principal and interest under our Loan Agreement with Kreos and the PPP Note. For more information, see “-Liquidity and Capital Resources” above.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.441:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 1.17 euro:$1:00, both of which were the applicable exchange rates as of September 30, 2020. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales.  In particular, the steps we have taken to safeguard employees and patients have curtailed direct sales activities, including our ability to train patients and rehabilitation centers on how to use our system, which has adversely impacted our revenues in 2020.  The overall impact of the limitations on our sales efforts are currently hard to determine because, in addition to the short-term impacts, we are unable to interact and test our system with potential new patients at the same levels that we have before the COVID-19 outbreak.  It may take an extended period after current restrictions end for us to engage potential new clients.  We continue to monitor our sales pipeline on a day-to-day basis in order to assess the quarterly effect of these limitations as some have short term effects and some affects our future pipeline development

Repairs. In addition, we have been unable to repair existing systems with the result that we have had to ship temporary replacement systems in some cases.  We cannot be certain when social distancing restrictions will be fully lifted and, once they are fully lifted, whether sales of our systems will offset the revenue that we have forgone earlier in the year.  We also cannot be certain that social distancing restrictions or other measures will not be reinstated in the event of a future outbreak of COVID-19 or similar outbreak.

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

As of September 30, 2020, we had an accumulated deficit in the total amount of approximately $179 million and anticipate further losses in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations. The financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors also included an explanatory paragraph to their audit opinion relating to our accompanying consolidated financial statements for the fiscal year ended December 31, 2019 regarding the substantial doubts about the Company’s ability to continue as a going concern. If we are unable to secure additional capital, which might also be harder to obtain due to current market conditions and the COVID-19 pandemic, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. If we become insolvent, investors in our securities may lose the entire value of their investment in our business. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern, and it is not possible for us to predict at this time the potential success of our business.

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

We intend to finance operating costs over the next 12 months with existing cash on hand, continued close examination of our operating spend and potential reduction in specific areas, issuances of equity and/or debt securities, and other future public or private issuances of securities, or through a combination of the foregoing. Through equity transactions completed in 2019 and 2020 to date we have raised in the aggregate approximately $52.7 million in gross proceeds. However, we will need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods, including if we cannot raise sufficient funds from equity issuances. The alternative capital-raising transactions we may seek may entail significant downsides, due to limitations on use of our Form S-3 and under our at-the-market offering program with Piper Jaffray & Co., or the ATM Offering Program. For more information on our inability to use Form S-3, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises.

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

As previously disclosed, on March 24, 2020, we received a notification letter from Nasdaq stating that we failed to comply with the closing bid price requirement of Nasdaq Rule 5550(a) (“Rule 5550(a)”). If our closing bid price is less than $1 per share for 30 consecutive business days, we will be deficient with Rule 5550(a). On May 11, 2020, we received a notice from Nasdaq stating that we have regained compliance with Rule 5550(a) since our share price was above $1 for 10 consecutive business days and that the matter is now closed.  Our closing share price as of November 6, 2020 was $1.15 If we become non-compliant with Rule 5550(a) in the future (absent any relief, such as the temporary relief imposed by Nasdaq during the ongoing COVID-19 pandemic) and we fail to regain compliance with Rule 5550(a) during the rule’s applicable cure period, Nasdaq will notify us that our ordinary shares are subject to delisting. In the case of non-compliance, there can be no assurance that we will be able to regain compliance with the applicable rules.

Additionally, as previously disclosed, in October 2018, we received a notification letter from Nasdaq stating that, under Nasdaq Rule 5550(b), or Rule 5550(b), we failed to comply with the minimum $35 million market value of listed securities requirement for continued listing on the Nasdaq Capital Market as of October 26, 2018 and did not meet the rule’s alternative $2.5 million shareholders’ equity and $500,000 net income standards as of applicable balance sheet and income statement dates. We regained compliance with Rule 5550(b) in April 2019. Our shareholders’ equity was $16.8 million as of September 30, 2020. However, if our quarterly or annual report for a subsequent fiscal period does not evidence such compliance, we may become immediately subject to delisting without a cure period. For example, if we cannot maintain the requisite cash levels for a compliant amount of shareholders’ equity, our ordinary shares may be at serious risk of immediate delisting.

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

We began the study on June 13, 2016, with Stanford University as the lead investigational site. In August 2016, the FDA sent us a letter stating that, based on its evaluation of our corrective and preventive actions in response to the September 2015 Warning Letter, it appeared we had adequately addressed the violations cited in the September 2015 Warning Letter. As part of our study, we provided the FDA with the required periodic reports on the study’s progress, in a few cases with delay, and we intend to continue providing the FDA with periodic reports as required. Through these reports, we made the FDA aware that due to enrollment issues, we were unable to satisfy the target enrollment specified in the original study protocol.  As of September 30, 2020, we had three active centers participating in the study (one site is closed and another site is on hold), but only two sites have successfully enrolled patients.  Twelve subjects have enrolled in the study, two have completed the study, and three are using the device in the community. This is substantially below the required number of patients included in our original study protocol.

In March 2020, FDA approved a modified postmarket study protocol that will supplement data from the clinical study with real-world evidence and the study status was updated to progress adequate in September 2020. ReWalk is actively collecting the real-world evidence in order to fulfill the postmarket study order requirements.  However, despite the revised study protocol there can be no assurance that we will be able to satisfy the post-market study requirements. Additionally, we are experiencing some study disruptions due to COVID-19 pandemic If we cannot meet FDA requirements for the post-market study or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 41.4% of our revenues in the year ended December 31, 2019 from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2019).
4.1	Form of Purchaser Warrant from July 2020 registered direct offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
4.2	Form of Placement Agent Agreement from July 2020 registered direct offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
10.1	Form of Securities Purchase Agreement from July 2020 registered direct offering (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
10.2
Engagement Letter, dated June 2, 2020, between the Company and H.C. Wainwright & Co., LLC from July 2020 registered direct offering (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 6, 2020).

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

ReWalk Robotics Ltd.

Date: November 10, 2020	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: November 10, 2020	By:	/s/ Ori Gon
Ori Gon
Chief Financial Officer
(Principal Financial and Accounting Officer)