Form 10-K/A
period 2019-12-31
ReWalk Robotics Ltd.
filed 2020-12-18
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to
Commission file number: 001-36612

ReWalk Robotics Ltd.
(Exact name of registrant as specified in its charter)
Israel	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Hatnufa Street, Floor 6 Yokneam Ilit, Israel	2069203
(Address of principal executive offices)	(Zip Code)

+972.4.959.0123
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value NIS 0.25 per share	RWLK	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Ordinary Shares held by non-affiliates of the Registrant based upon the closing price of the Ordinary Shares as reported by the Nasdaq Capital Market on June 30, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $30,393,283.

On December 8, 2020, the Registrant had 24,757,225 outstanding ordinary shares, par value NIS 0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

       None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K of ReWalk Robotics Ltd. ("ReWalk" or the "Company") for the year ended December 31, 2019 ("Fiscal 2019"), filed with the Securities and Exchange Commission (the "SEC") on February 20, 2020 (the "Original Form 10-K"), is to include the information required by Part III, Items 10 through 14. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors and filed no later than 120 days after an issuer's fiscal year end. The Company originally included such Part III information (the “Part III Information”) in its definitive proxy statement on Schedule 14A filed with the SEC on May 12, 2020 (which followed a preliminary proxy statement on Schedule 14A filed with the SEC on April 27, 2020). The Company is now filing this Amendment to include formally by amendment of the Original Form 10-K the Part III Information already disclosed in its Proxy Statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Item 15 of Part IV of the Original Form 10-K is hereby amended to include as Exhibits 31.3 and 31.4 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not affect any other section of the Original Form 10-K and speaks as of the filing date of the Original Form 10‑K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company's other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Directors

Set forth below are the names and ages of the directors of the Company as of December 8, 2020 and their principal occupations at present and for the past five years. Our Board of Directors currently has eight members and is divided into three classes, with a class of directors elected each year for a three-year term. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age	Current Position with the Company	Director Since
Jeff Dykan*(1)	61	Class I Director, Chairman	2009
Yasushi Ichiki*	52	Class I Director	2014
Larry Jasinski	63	Class II Director, Chief Executive Officer	2012
Dr. John William Poduska*(2) (3)	82	Class II Director	2014
Randel E. Richner*	65	Class II Director	November 2020
Wayne B. Weisman*(3)	64	Class III Director	2009
Aryeh (Arik) Dan*(1)(2)	61	Class III Director	2013
Yohanan Engelhardt*(3)	62	Class III Director	2018

*Independent
(1) Member of Nominating and Corporate Governance Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.

Class I Directors Continuing in Office until the 2021 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2021 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this Amendment:

Jeff Dykan, 61, has served on our Board since 2006 and has been the Chairman of our Board since 2009. He was appointed by our shareholder SCP Vitalife. Since 2002 Mr. Dykan has been a director of Vitalife Partners Management LP, the general partner of Vitalife, and since 2007 has been a director of its successor fund, SCP Vitalife GP, the corporate general partner of the common general partner of SCP Vitalife Partners II L.P. and its affiliate SCP Vitalife Partners (Israel) II L.P. He has also served as a managing member of SCP Vitalife Management Company, LLC and SCP Vitalife Management Israel Ltd., which by contract provides certain management services to the common general partner of SCP Vitalife. Prior to joining Vitalife, from 2001 to 2002, Mr. Dykan was the Chairman and Chief Executive Officer of BitBand Inc., formerly a provider of content management and delivery systems, specializing in video on demand for IPTV. Mr. Dykan is a member of the American Institute of CPAs and holds a B.Sc. in accounting and management and an M.B.A. in computer applications, both from New York University. We believe that Mr. Dykan’s extensive knowledge of corporate finance, securities and investments and his years of acting in management roles provide him the qualifications and skills to serve as a member of our Board.

Yasushi Ichiki, 52, has served on our Board since 2014. He was appointed by our shareholder Yaskawa Electric Corporation. Mr. Ichiki has been the Manager of the Corporate Planning Department, Corporate Planning Division, of Yaskawa Electric Corporation since May 2014. Previously, from February 2010 to April 2014, he served as the General Manager of Corporate Planning, Robotics Division of Yaskawa Europe GmbH. Mr. Ichiki holds a B.A. from Yamaguchi University, Japan. We believe that Mr. Ichiki’s management experience and his expertise in the development and marketing of robotics and power electronics technology provide him the qualifications and skills to serve as a member of our Board.

Class II Directors Continuing in Office until the 2022 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2022 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this Amendment:

Larry Jasinski, 63, has served as our Chief Executive Officer and as a member of our Board since February 2012. From 2005 until 2012, Mr. Jasinski served as the President and Chief Executive Officer of Soteira, Inc., a company engaged in development and commercialization of products used to treat individuals with vertebral compression fractures, which was acquired by Globus Medical in 2012. From 2001 to 2005, Mr. Jasinski was President and Chief Executive Officer of Cortek, Inc., a company that developed next-generation treatments for degenerative disc disease, which was acquired by Alphatec in 2005. From 1985 until 2001, Mr. Jasinski served in multiple sales, research and development, and general management roles at Boston Scientific Corporation. Mr. Jasinski has served on the board of directors of Massachusetts Bay Lines since 2015 and of LeMaitre Vascular, Inc. since 2003. Mr. Jasinski holds a B.Sc. in marketing from Providence College and an MBA from the University of Bridgeport.

Dr. John William Poduska, 82, has served on our Board since 2014. Dr. Poduska currently serves as a director of EXA Corporation (NASDAQ: EXA), a developer and provider of simulation software systems, where he serves as chairman of the compensation committee and a member of the nominating and corporate governance committee. He also serves as a director on the boards of a number of privately-held companies. Dr. Poduska also served as a director of Novell, Inc. until 2011 and of Anadarko Petroleum Corporation and Safeguard Scientifics, Inc. until 2009. Dr. Poduska was the Chairman of Advanced Visual Systems Inc., a provider of visualization software, from January 1992 to December 2001. From December 1989 until December 1991, Dr. Poduska was President and Chief Executive Officer of Stardent Computer Inc., a computer manufacturer. From December 1985 until December 1989, Dr. Poduska served as Chairman and Chief Executive Officer of Stellar Computer Inc., a computer manufacturer he founded which is the predecessor of Stardent Computer Inc. Prior to founding Stellar Computer, Inc., Dr. Poduska founded Apollo Computer Inc. and Prime Computer, Inc. Dr. Poduska holds a Sc.D. from MIT and an Honorary Doctorate of Humane Letters from Lowell University. We believe that Dr. Poduska’s varied director experience, both in private and public companies, his expertise in computer engineering and his familiarity with developing companies equip him with the qualifications and skills to serve as a member of our Board.

Randel E. Richner, 65, has served on our Board since November 2020. Ms. Richner has over thirty years’ experience in health policy, reimbursement, and economics. From 2013 to 2015, Ms. Richner served as Executive Vice President of Intralign Health, LLC. From 2006 to 2012, she was President and Founder of Neocure Group, data analytics, health economics and reimbursement strategic services, acquired by Intralign Health, LLC, 2013. From 1997 to 2006, Ms. Richner was Vice President of Global Government Affairs and Reimbursement, Boston Scientific Corporation. Ms. Richner has engaged with U.S. Congress and CMS, appointed as first industry representative, Executive Committee (EC) Medicare Coverage Advisory Committee (MCAC). Presently, she is on the Executive Dean’s Advisory Board, University of Michigan’s School of Public Health, Executive Board MichBio, Chairperson, Diversity Council.  Mr. Richner has served on multiple boards including MassMedic (founding Women in MedTech), Executive Advisory Board Center for Evaluation Value, Risk Tufts New England Medical Center, International Society of Pharmacoeconomics and Research (ISPOR), founding the U.S. Medical Device Council. She’s an invited executive lecturer Dartmouth, Tuck School of Business, University of Michigan School of Engineering and School of Public Health. She has a Master of Public Health in Health Policy and Administration and a Bachelor of Science in Nursing from University of Michigan.

Class III Directors Continuing in Office until the 2023 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2023 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this Amendment:

Wayne B. Weisman, 64, has served on our Board since 2009 and as a member of our Audit Committee since March 15, 2020. He previously served as a member of our audit committee from the end of December 2017 until May 2018. He was appointed by our shareholder SCP Vitalife. Since 2007, Mr. Weisman has been a director of SCP Vitalife GP, the corporate general partner of the common general partner of SCP Vitalife Partners II L.P. and its affiliate SCP Vitalife Partners (Israel) II L.P. He has also served as a managing member of SCP Vitalife Management Company, LLC, which by contract provides certain management services to the common general partner of SCP Vitalife. Mr. Weisman is Chairman of Recro Pharma, Inc. (NASDAQ: REPH), a pharmaceutical contract development and manufacturing company. Mr. Weisman also serves on the board of directors of Baudax Bio, Inc. (NASDAQ: BXRX), a specialty pharmaceutical company developing multiple non-opioid therapeutics for the treatment of serious acute pain. He also serves on the boards of a number of private companies, including Garnet Biotherapeutics Inc. and Echo360 Inc. Mr. Weisman previously served on the board of directors of each of EndoSpan Ltd. from 2009 to 2015, Ivenix, Inc. from 2011 to 2015 and Pocared Diagnostics Ltd. from 2007 to 2015. He is vice chairman of the board of trustees of Young Scholars Charter School. He is also an advisory board member of the Philadelphia-Israel Chamber of Commerce and Mid-Atlantic Diamond Ventures, the venture forum of Temple University. Mr. Weisman holds a B.A. from the University of Pennsylvania and a J.D. from the University of Michigan Law School. We believe that Mr. Weisman’s leadership as a director of various pharmaceutical and healthcare companies and his extensive experience serving as a director on other boards provide him the qualifications and skills to serve as a member of our Board.

Aryeh (Arik) Dan, 61, has served on our Board since 2013. He was appointed by our shareholder Yaskawa Electric Corporation, a manufacturer of motion controllers, switches, industrial robots and other automation products. He has served as the President and Chief Executive Officer of Yaskawa Europe Technology since 2005. Mr. Dan holds a B.Sc. in aeronautical engineering from the Technion-Israel Institute of Technology and completed studies in the M.B.A. research program at Keio University, Japan. We believe that Mr. Dan’s leadership experience and his expertise in robotics technology and research and development provide him with the qualifications and skills to serve as a member of our Board.

Yohanan Engelhardt, 62, has served on our Board since May 2018 and has been the Chairman of our Audit Committee since May 3, 2018. Mr. Engelhardt served as CFO and VP Finance of publicly traded and private companies for 25 years, including 18 years at ViryaNet, a provider of mobile workforce management software solutions. During his tenure at ViryaNet he oversaw all financial operations, M&A activities, private placements, the company’s IPO and the sale of the company to a large private equity firm in 2014. Since 2015, he has provided CFO services to early-stage companies as well as accounting services to an accounting firm. Mr. Engelhardt holds a B.A. in accounting and economics from the Hebrew University of Jerusalem and a CPA license in the United States and in Israel. He is a member of the American Institute of Certified Public Accountants and the Institute of Certified Public Accountants in Israel. We believe that Mr. Engelhardt’s extensive background as executive in various public companies provides him the qualifications and skills to serve as a member of our Board.

Information about our Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of December 8, 2020:

Name	Age	Position
Larry Jasinski	63	Chief Executive Officer and Director
Ori Gon	39	Chief Financial Officer
Ofir Koren(1)	51	General Manager -ReWalk Robotics Ltd. and Vice President, Research & Development and Regulatory

(1) Mr. Koren intends to resign as Vice President, Research & Development and Regulatory, effective January 17, 2021. Mr. Koren will continue to support the Company until February 28, 2021 in certain regulatory matters.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own more than 10% of our outstanding ordinary shares (collectively, the “Section 16 insiders”) file with the SEC initial reports of ownership in our ordinary shares and reports of changes in ownership in our ordinary shares. Based solely on a review of reports filed during the fiscal year ended December 31, 2019 and certain of our internal records, or upon written representations from officers and directors that no Form 5 was required, we believe that all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, controller or principal accounting officer, or other persons performing similar functions, which fulfils applicable guidelines issued by the SEC. The full text of the Code of Business Conduct and Ethics is posted at http://ir.rewalk.com. Information contained on, or that can be accessed through, our website does not constitute a part of this Amendment and is not incorporated by reference herein. We will also provide a hard copy of our Code of Business Conduct and Ethics free of charge upon written request to ReWalk Robotics, Ltd., 3 Hatnufa Street, Floor 6, Yokneam Ilit, 2026903, Israel. If we make any amendment to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, from a provision of the code, we will disclose the nature of such amendment or waiver on our website within four business days to the extent required by the rules and regulations of the SEC. We granted no waivers under our Code of Business Conduct and Ethics in 2019.

Director Nomination Procedures

The nominating and corporate governance committee considers proposals from a number of sources, including recommendations for nominees from shareholders submitted upon written notice to the chairman of the nominating and corporate governance committee, c/o ReWalk Robotics Ltd., 3 Hatnufa Street, Floor 6, Yokneam Ilit, Israel 2069203. Other sources include referrals from other directors, members of management, the Company’s advisors. When considering a person to be recommended for nomination as a director, the nomination and governance committee evaluates, whether sourced by a shareholder or otherwise, among other factors, experience, accomplishments, education, skills, personal and professional integrity, diversity of the Board and the candidate’s ability to devote the necessary time for service as a director (including directorships and other positions held at other corporations and organizations).

The nominating and corporate governance committee has no specific policy on director diversity. However, the Board reviews diversity of viewpoints, background, experience, accomplishments, education and skills when evaluating nominees. The Board believes that such diversity is important because it provides varied perspectives and promotes active and constructive discussion among Board members and between the Board and management, resulting in more effective oversight of management’s formulation and implementation of strategic initiatives. The Board believes this diversity is demonstrated in the range of experiences, qualifications and skills of the current members of the Board. Additionally, if at the time of election of a director, all of the members of the Board are of the same gender, the director to be elected must be of the other gender. In the Board’s executive sessions and in annual performance evaluations conducted by the Board and its committees, the Board from time to time considers whether the Board’s composition promotes a constructive and collegial environment. In determining whether an incumbent director should stand for reelection, the nominating and corporate governance committee considers the above factors, as well as that director’s personal and professional integrity, attendance, preparedness, participation and candor and other relevant factors as determined by the Board.

Director Independence

Our Board has determined that, other than Larry Jasinski, our Chief Executive Officer, all of our current directors are, and all of our former directors who served in fiscal 2019 (including Ning Cong and Chunlin (Allen) Han) were, independent under the listing standards of The Nasdaq Stock Market LLC (“NASDAQ”). Furthermore, our Board also determined that all current members of, and former directors who served during fiscal 2019 on, the audit committee, compensation committee, and nominating and corporate governance committee are (or, in the case of former directors, were) independent under the applicable NASDAQ listing standards and rules and regulations of the SEC. In making its determinations regarding independence, the Board carefully reviewed the categorical tests enumerated in the NASDAQ independence definition, as well as the individual circumstances of each director with regard to each director’s business and personal activities as they may relate to the Company and our management.

Nasdaq Listing Standards

The NASDAQ definition of “independent director” includes a series of objective tests. Specifically, a director is deemed independent under the NASDAQ rules if such director is not an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Generally, the following persons are not considered independent, among others:

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

•        a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the Company’s securities; or (ii) payments under non-discretionary charitable contribution matching programs;

•        a director who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; and

•        a director who is, or has a family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Audit Committee

We have a separately designated standing audit committee. The audit committee consists of Mr. Yohanan Engelhardt, Dr. John William Poduska and Mr. Wayne B. Weisman. Mr. Yohanan Engelhardt serves as the chair of the audit committee. The audit committee holds a minimum of four meetings per year, and will meet more frequently as circumstances require. The audit committee met five times during the year ended December 31, 2019.

Israel Companies Law Requirements

Under the Israel Companies Law, we are required to appoint an audit committee. As discussed above under “Opt-Out of Certain Israel Companies Law Requirements” in our Proxy Statement, in February 2018 we opted out of certain Israel Companies Law requirements, including certain requirements as to the composition of our audit committee.

Nasdaq Listing Standards and SEC Requirements

Under the NASDAQ corporate governance rules, we are required to maintain an audit committee consisting of at least three independent directors, each of whom is financially literate and one of whom has accounting or related financial management expertise. Additionally, we must state whether any members of the audit committee qualifies as an “audit committee financial expert” under Item 407(d) of Regulation S-K as promulgated by the SEC.

All members of the audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NASDAQ corporate governance rules. Our Board of Directors has determined that Yohanan Engelhardt is an audit committee financial expert as defined by the SEC rules and has the requisite financial sophistication as defined by the NASDAQ corporate governance rules.

Each of the members of the audit committee is “independent” as such term is defined under the NASDAQ corporate governance rules and under Rule 10A-3(b)(1) promulgated under the Exchange Act, which is different from the general test for independence of board members and members of other committees.

ITEM 11. EXECUTIVE COMPENSATION

As a smaller reporting company, we have opted to comply with the executive compensation rules otherwise applicable to “smaller reporting companies,” as such term is defined in Rule 12b-2 under the Exchange Act.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below provides certain information concerning the compensation for services rendered to us during the years ended December 31, 2018 and December 31, 2019 by (1) all individuals who served as our Chief Executive Officer during any part of the year ended December 31, 2019 and (2) our two most highly compensated executive officers (other than our Chief Executive Officer) who were serving as executive officers as of December 31, 2019 (together, our “Named Executive Officers”)

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan ($)(1)	Stock Awards ($)(2)		Option Awards ($)(2)		All Other Compensation ($)(3)		Total ($)
Larry Jasinski, Chief Executive	2019	391,400	82,194	13,320	(5)	66,598	(7)	-		553,512
Officer and Director(4)	2018	388,550	98,936	47,031	(6)	235,156	(8)	-		769,673
OriGon,	2019	177,695	15,778	14,175	(10)	-		69,195	(13)	276,843
Chief Financial Officer(9)	2018	163,327	17,348	34,645	(11)	181,551	(12)	65,078	(14)	461,949
Ofir Koren,	2019	194,075	17,233	11,812	(15)	-		75,665	(18)	298,785
Vice President, Research & Development and Regulatory(9)(20)	2018	185,162	18,947	14,109	(16)	70,547	(17)	76,971	(19)	365,736
_________________
(1)	Represents one-time discretionary cash bonuses to each of the Named Executive Officers.
(2)
Amounts represent the aggregate grant date fair value of such awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The fair value of Restricted Stock Units (RSUs) granted is determined based on the price of the Company’s ordinary shares on the date of grant. The fair value of options awards was estimated at the date of grant using a Black-Scholes-Merton option pricing model with assumptions related to expected volatility, risk free rate, dividend yield, expected term (in years) and ReWalk share price.

(3)
Amounts reported in this column include benefits and perquisites, including those mandated by Israeli law. Such benefits and perquisites include payments, contributions and/or allocations for social benefits and car expenses.

(4)	Mr. Jasinski does not receive any additional compensation for his services as a director. See “Director Compensation” above.
(5)
Consists of 2,485 RSUs that were granted under the 2014 Plan to Mr. Jasinski on March 27, 2019, which vest ratably in four equal annual installments starting on the first anniversary of the grant date.

(6)	Consists of 43,750 RSUs that were granted under the 2014 Plan to Mr. Jasinski on May 3, 2018, which vest ratably in four equal annual installments starting on the first anniversary of the grant date.

(7)
Consists of options to purchase 12,425 ordinary shares that were granted to Mr. Jasinski on March 27, 2019, with 25% of the options to vest on the first anniversary of the grant date and 6.25% of the options to vest and become exercisable on a quarterly basis thereafter. The options will also vest as follows: (A) 100% of the then-unvested options shall automatically vest upon the occurrence of an “Exit Event” (as defined below in this footnote) and the termination of Mr. Jasinski’s employment within 12 months following such Exit Event, other than a termination for cause (as defined in Mr. Jasinski’s employment agreement with the Company, as described below); or (B) upon a termination of Mr. Jasinski’s employment by the ReWalk Robotics, Inc., our wholly-owned U.S. subsidiary (the “Subsidiary”) without “cause” or by Mr. Jasinski for “Good Reason” (both as defined in Mr. Jasinski’s employment agreement) prior to an Exit Event, any unvested options that would have vested during the six months following the effective date of such termination had Mr. Jasinski remained employed by the Subsidiary during such period will automatically vest. “Exit Event” means (i) a sale of all or substantially all of the assets of the Company, (ii) a sale (including an exchange) of all or substantially all of the shares of the Company, (iii) a merger, acquisition, consolidation or amalgamation in which the Company is not the surviving corporation, (iv) a reverse merger in which the Company is the surviving corporation but the shares of the Company outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities and/or cash or otherwise, (v) a scheme of arrangement for the purpose of effecting such sale, merger, acquisition, consolidation or amalgamation or (vi) such other transaction that is determined by the Board to be a transaction having a similar effect.

(8)
Consists of options to purchase 218,750 ordinary shares that were granted under the 2014 Plan to Mr. Jasinski on May 3, 2018, with 25% of the options to vest on the first anniversary of the grant date and 6.25% of the options to vest and become exercisable on a quarterly basis thereafter.

(9)
The amounts set forth for each of Mr. Gon and Mr. Koren in the columns “Salary,” “Non-Equity Incentive Plan,” and “All Other Compensation” represent payments, contributions and/or allocations that were made in NIS, and have been translated to US dollars according to the average exchange rate on the applicable period.

(10)	Consists of 4,500 RSUs that were granted under the 2014 Plan to Mr. Gon on June 1, 2019, which vest ratably in three equal annual installments starting on the first anniversary of the grant.
(11)
Consists of 17,857 RSUs that were granted under the 2014 Plan to Mr. Gon on February 22, 2018 in connection with his appointment as Chief Financial Officer, and 13,125 RSUs that were granted to Mr. Gon on May 3, 2018. The RSUs vest ratably in four equal annual instalments starting on the first anniversary of the applicable grant date.

(12)
Consists of options to purchase 96,525 ordinary shares that were granted under the 2014 Plan to Mr. Gon on February 22, 2018 in connection with his appointment as Chief Financial Officer, and options to purchase 65,625 ordinary shares that were granted under the 2014 Plan to Mr. Gon on May 3, 2018, with 25% of the options to vest on the first anniversary of the applicable grant date and 6.25% of the options to vest and become exercisable on a quarterly basis thereafter.

(13)
Consists of $50,679 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $18,516 with respect to Mr. Gon’s personal use of a Company-leased car.

(14)
Consists of $47,424 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $17,654 with respect to Mr. Gon’s personal use of a Company-leased car.

(15)	Consists of 3,750 RSUs that were granted under the 2014 Plan to Mr. Koren on June 1, 2019, which vest ratably in three equal annual installments starting on the first anniversary of the grant date.
(16)	Consists of 13,125 RSUs that were granted to Mr. Koren on May 3, 2018, which vest ratably in four equal annual installments starting on the first anniversary of the grant date.
(17)
Consists of options to purchase 65,625 ordinary shares that were granted under the 2014 Plan to Mr. Koren on May 3, 2018, with 25% of the options to vest on the first anniversary of the grant date and 6.25% of the options to vest and become exercisable on a quarterly basis thereafter.

(18)
Consists of $53,201 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $22,464 with respect to Mr. Koren’s personal use of a Company-leased car.

(19)
Consists of $51,231 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $25,740 with respect to Mr. Koren’s personal use of a Company-leased car.

(20)
Mr. Koren intends to resign as Vice President, Research & Development and Regulatory, effective January 17, 2021. Mr. Koren will continue to support the Company until February 28, 2021 in certain regulatory matters.

Employment Agreements of Named Executive Officers

Larry Jasinski, our Chief Executive Officer, previously entered into employment agreement with our Subsidiary, and Ofir Koren, our Vice President, Research & Development and Regulatory, and Ori Gon, our Chief Financial Officer, previously entered into employment agreements with us. These employment agreements set forth their respective terms of employment, which terms are generally applicable to all of our executives, covering matters such as vacation, health, and other benefits. The following are descriptions of the material terms of our Named Executive Officers’ employment agreements.

Larry Jasinski

On January 17, 2011, we entered into an employment agreement with Mr. Jasinski, pursuant to which he has served as the Chief Executive Officer of the Company since February 12, 2012. The employment agreement provides for an annual base salary, subject to annual increases in the discretion of, the Company, and an annual performance bonus. In accordance with previous shareholder approvals, the annual base salary is currently $391,400. The annual performance bonus was originally set at up to 35% of annual base salary. In 2016, this was increased to an annual performance bonus of up to 60% and in 2020 this was increased to an annual performance bonus of up to 70%, in each case, of annual base salary for achieving 100% of targets (with adjustment upward or downward for performance exceeding or failing to meet such objectives, respectively). In the event that Mr. Jasinski’s employment is terminated by the Company without cause (as defined in the employment agreement), or if Mr. Jasinski terminates his employment for “Good Reason” (as defined in the employment agreement), he will be entitled to certain severance payments and benefits, including: (i) a lump sum payment equal to 90 days of his base salary, (ii) an annual performance bonus (calculated based on the assumption that to the extent performance objectives were achieved in the six-month period preceding his termination, they will also be achieved in the six months following termination), (iii) reimbursement for any COBRA or other medical, dental and vision premiums for twelve months following his termination and (iv) continued participation for a period of twelve months in any employee and executive benefit programs in effect as of his termination and reimbursement for the premium or other fees associated with continuation in any insurance program available to the Company’s employees as a non-employee or in a comparable program if participation as a non-employee would be barred. The employment agreement further provides that if Mr. Jasinski’s employment is terminated without cause or by Mr. Jasinski for Good Reason, any unvested portion of the options which would have vested during the six months following such termination had Mr. Jasinski remained employed by the Company, will automatically vest. If Mr. Jasinski terminates his employment without Good Reason, he will be entitled to receive a pro-rated amount of his annual performance bonus as determined in good faith by the Board. Mr. Jasinski is not entitled to any severance if he is terminated by the Company for cause.

The employment agreement is governed by the laws of the State of Delaware and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for 12 months following termination of employment) and trade secrets and inventions clauses.

Ofir Koren

On January 15, 2013, we entered into an employment agreement with Mr. Ofir Koren. Pursuant to the employment agreement, Mr. Koren was appointed as our Vice President, Research and Development. The employment agreement, as amended, is not for any specific term and may be terminated by either party upon three months’ prior written notice (the “Notice Period”).

Pursuant to the employment agreement, Mr. Koren was entitled to an annual base salary of NIS 540,000 (approximately $150,000 based on current exchange rates), subject to increases as may be determined from time to time by the compensation committee. The amount of Mr. Koren’s annual base salary was subsequently amended by the Company’s compensation committee to be equal to NIS 701,964 (approximately $195,000 based on current exchange rates). Pursuant to the employment agreement, Mr. Koren was also entitled to an annual performance bonus equal to up to 20% of his annual base salary. The amount of the annual performance bonus has been subsequently amended by the Company’s compensation committee to be equal to up to 25% of Mr. Koren’s annual base salary. Mr. Koren will be entitled to his bonus post-termination, to the extent that he is terminated other than for cause (as defined in his employment agreement) after achieving his performance target but before receiving his bonus. Mr. Koren is also entitled to use of a Company-provided car and related maintenance expenses (returnable to the Company upon termination of employment). In the event that Mr. Koren’s employment is terminated by the Company (except if terminated by the Company for cause) or by Mr. Koren, Mr. Koren may be entitled to receive severance pay in such amounts as determined under and accordance with Section 14 of the Israel Severance Pay Law 5723-1963.

Mr. Koren’s employment agreement is governed by the laws of the State of Israel and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for a period of 12 months following termination of employment) and trade secrets and inventions clauses. The Company may also terminate Mr. Koren’s employment immediately without providing prior notice (i) for cause (as defined in his employment agreement) or (ii) if the Company pays Mr. Koren a lump sum equal to the salary to which he would have been entitled during the Notice Period.

Ori Gon

On January 4, 2018, the Board appointed Mr. Ori Gon as Chief Financial Officer of the Company, effective February 22, 2018. On March 1, 2018, the Company entered into an amendment, effective as of the date of Mr. Gon’s appointment, to the employment agreement entered into on May 25, 2015 in connection with his previous employment by the Company. Pursuant to the terms of the amended employment agreement, Mr. Gon is entitled to (i) an annual base salary of NIS 642,720 (following annual increases) (approximately $178,000 at current exchange rates), subject to increases as may be determined from time to time by the compensation committee of the Board, (ii) an annual performance bonus up to 25% of annual base salary, subject to the achievement of objectives as determined by the compensation committee of the Board, and (iii) use of a Company-provided car and related maintenance expenses (returnable to the Company upon termination of employment). Pursuant to the Amendment, effective February 22, 2018, Mr. Gon also received, under the Company’s 2014 Incentive Compensation Plan, (i) options to purchase 96,525 ordinary shares of the Company, at an exercise price of $1.15, one-fourth of which become vested and exercisable on the first anniversary of the date of the grant, with the remaining options vesting in twelve equal quarterly instalments thereafter, and (ii) restricted share units (“RSUs”) for 17,857 ordinary shares, which vest in four equal annual instalments starting on the first anniversary of the date of grant. The terms of the options and the RSUs are materially consistent with the Company’s forms of option and RSU award agreements for employees and executive officers as previously filed with the SEC. In the event that Mr. Gon’s employment is terminated by the Company or Mr. Gon, Mr. Gon may be entitled to receive severance pay in such amounts as determined in accordance with the Israel Companies Law. The employment agreement is not for any specific term and may be terminated by either party at will upon three months’ prior written notice. The Company may also terminate Mr. Gon’s employment immediately without providing prior notice (i) for cause (as defined in the employment agreement) or (ii) if the Company pays Mr. Gon a lump sum equal to the salary to which he would have been entitled during the notice period. Mr. Gon’s employment agreement is governed by the laws of the State of Israel and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for a period of 12 months and 24 months, respectively, following termination of employment) and trade secrets and inventions clauses.

2019 Non-Equity Incentive Plan

All employees who have bonus features in their employment agreements, including our named executive officers, were eligible to participate in a non-equity incentive plan for fiscal year 2019, pursuant to which employees were eligible to receive a bonus with respect to their performance in such year. Each employee’s target was equal to a specified percentage of his or her base salary, and the actual bonus is paid based on the achievement of certain business and personal performance objectives for the 2019 fiscal year. Not all goals need to be met to receive a portion of the bonus. The business performance objective under the non-equity incentive plan for 2019 was based on achieving specified financial goals or milestones as set forth in the Compensation Policy as approved by the Company’s shareholders. These objectives were allocated as 40% for revenue targets, 15% for product development targets and 25% for cash management targets. A personal performance objective, which is subjective in nature, made up the remaining 20%.

If the target is met in all categories of the business performance objective, 100% of the employee’s bonus is paid. If certain lower targets are met with respect to revenue, reimbursement and product development, between 50% and 75% of the employee’s bonus will be paid. If targets are exceeded in all categories of the business performance objective, 150% of the bonus will be paid.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards as of December 31, 2019, for each Named Executive Officer:

			Option Awards				Stock Awards
Name	Grant Date(1)		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested(2)($)
Larry Jasinski	5/1/2012	(3)	6,619	-	32.93	5/1/2022
	5/10/2012	(4)	3,308	-	32.93	5/10/2022
	12/24/2013	(5)	5,641	-	37.14	12/24/2023
	6/27/2017	(6)	1,875	3,125	52.50	6/27/2027
	5/3/2018	(7)	3,281	5,468	26.88	5/3/2028
	3/27/2019	(8)	-	12,425	5.37	3/27/2029
	5/24/2016	(9)					100	216
	6/27/2017	(10)					500	1,080
	10/5/2017	(11)					1,045	2,257
	5/3/2018	(12)					1,313	2,836
	3/27/2019	(13)					2,485	5,368
Ori Gon	2/22/2018	(14)	1,689	2,172	28.75	2/22/2028
	5/3/2018	(7)	984	1,641	27.11	5/3/2028
	5/18/2016	(15)					38	82
	4/18/2017	(16)					150	324
	10/5/2017	(11)					31	67
	2/22/2018	(17)					535	1,156
	5/03/2018	(12)					394	851
	6/01/2019	(18)					4,500	9,720
Ofir Koren	7/17/2013	(19)	75	-	32.93	7/17/2023
	12/24/2013	(20)	676	-	37.14	12/24/2023
	4/18/2017	(21)	937	563	50.00	4/18/2027
	5/3/2018	(7)	984	1,641	26.88	5/3/2028
	5/18/2016	(15)					34	73
	4/18/2017	(16)					150	324
	10/5/2017	(11)					180	389
	5/3/2018	(12)					394	851
	6/1/2019	(18)					3,750	8,100
____________
(1)	Represents grant dates of the stock option and RSU awards.
(2)
The amount listed in this column represents the product of the closing market price of the Company’s ordinary shares as of December 31, 2019 ($2.16) multiplied by the number of shares subject to the award.

(3)	Option awards became vested and exercisable a rate of 1/12th the original number of ordinary shares subject thereto on a quarterly basis commencing on May 1, 2012.
(4)	Option awards became vested and exercisable a rate of 1/12th the original number of ordinary shares subject thereto on a quarterly basis commencing on May 10, 2012.
(5)	Option awards became vested and exercisable a rate of 1/48th the original number of ordinary shares subject thereto on a quarterly basis commencing on January 23, 2014.
(6)
Option awards vested with respect to 1/4th of the original number of ordinary shares subject thereto on June 27, 2018 and vest thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on September 27, 2018 and ending on June 27, 2021.

(7)
Option awards vest with respect to 1/4th of the original number of ordinary shares subject thereto on May 3, 2019 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on August 3, 2019 and ending on May 3, 2022.

(8)
Option awards vest with respect to 1/4th of the original number of ordinary shares subject thereto on March 27, 2020 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on June 27, 2019 and ending on March 27, 2023.

(9)
RSUs vested with respect to 1/4th of the original number of ordinary shares subject thereto on May 24, 2017 and vest thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on August 24, 2017 and ending on May 24, 2020.

(10)	RSUs vested with respect to 1/4th of the original number of shares on an annual basis commencing on June 27, 2018 and ending on June 27, 2021.
(11)
RSUs vested with respect to 1/3rd of the original number of shares on an annual basis commencing on October 5, 2018 and ending on October 5, 2020. The RSUs were granted in connection with the cancellation of certain underwater stock options as part of the Equity Exchange Program.

(12)	RSUs vested with respect to 1/4th of the original number of shares on an annual basis commencing on May 3, 2019 and ending on May 3, 2022.
(13)	RSUs vested with respect to 1/3rd of the original number of shares on an annual basis commencing on March 27, 2020 and ending on March 27, 2022
(14)
Option awards vest with respect to 1/4th of the original number of ordinary shares subject thereto on February 22, 2019 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on May 22, 2019 and ending on May 22, 2022.

(15)
RSUs vested with respect to 1/4th of the original number of ordinary shares subject thereto on May 18, 2017 and vested thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on August 18, 2017 and ending on May 18, 2020.

(16)	RSUs vested with respect to 1/4th of the original number of shares on an annual basis commencing on April 18, 2018 and ending on April 18, 2021.
(17)
RSUs vested with respect to 1/4th of the original number of ordinary shares subject thereto on February 22, 2019 and vest thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on May 22, 2019 and ending on May 22, 2022.

(18)	RSUs vest with respect to 1/3rd of the original number of shares on an annual basis commencing on June 1, 2020 and ending on June 1, 2022
(19)
Option awards vested with respect to 1/48th of the original number of ordinary shares subject thereto on July 17, 2014, and vested thereafter at a rate of 1/48th of the original number of shares on a monthly basis ending on June 1, 2017.

(20)
Option awards vested with respect to 1/48th of the original number of ordinary shares subject thereto on January 24, 2014, and vested thereafter at a rate of 1/48th of the original number of shares on a monthly basis ending on December 1, 2017.

(21)
Option awards vested with respect to 1/4th of the original number of ordinary shares subject thereto on April 18, 2018 and vest thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on July 18, 2018 and ending on April 18, 2021.

Equity Compensation Plans

2014 Equity Incentive Plan

On August 19, 2014, we adopted the 2014 Plan, which was amended and restated on May 12, 2020. The 2014 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, cash-based awards, other stock-based awards and dividend equivalents to our company’s and our affiliates’ respective employees, non-employee directors and consultants. The reserved pool of shares under the 2014 Plan includes, in addition to shares added to the pool, (i) the number of shares available for issuance under our 2012 Equity Incentive Plan, our 2012 Israeli Sub Plan and our 2006 Stock Option Plan (collectively, the “Prior Plans”) as of the effective date of the 2014 Plan (in an amount not to exceed 5,124 shares) and (ii) shares underlying awards that are forfeited, cancelled or terminated or expire unexercised. From and after the effective date of the 2014 Plan, no further grants or awards shall be made under the Prior Plans.  Generally, any shares tendered or withheld under the 2014 Plan to pay the exercise price, purchase price of an award, or any withholding taxes shall be available for issuance under new awards. Shares delivered pursuant to “substitute awards” (awards granted in assumption or substitution of awards granted by a company acquired by us) shall not reduce the shares available for issuance under the 2014 Plan. As of December 8, 2020, there were 1,925,222 ordinary shares subject to outstanding awards under the 2014 Plan, including options to purchase 69,606 ordinary shares and 1,256,311 ordinary shares underlying unvested RSUs, and 599,305 shares available for future grants.

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

Stock appreciation rights (“SARs”) are awards entitling a grantee to receive a payment representing the difference between the base price per share of the right and the fair market value of a share on the date of exercise. SARs may be granted in tandem with an option or independent and unrelated to an option. The terms of SARs granted under the 2014 Plan, including the base price per share, vesting provisions and the duration of an SAR, shall be determined by the compensation committee and set forth in an award agreement. Except as provided in the applicable award agreement, or in the discretion of the compensation committee, a SAR may be exercised only to the extent that it is then exercisable and shall terminate immediately upon a termination of service of the grantee. At the discretion of the compensation committee, SARs will be payable in cash, ordinary shares or equivalent value or some combination thereof.

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

2014 U.S. Sub Plan

The 2014 U.S. Sub Plan applies to grantees that are subject to U.S. federal income tax. The 2014 U.S. Sub Plan provides that options granted to the U.S. grantees will either be incentive stock options pursuant to Section 422 of the Internal Revenue Code or nonstatutory stock options. Options, other than certain incentive stock options described below, must have an exercise price not less than 100% of the fair market value of an underlying share on the date of grant. Incentive stock options that are not exercised within ten years from the grant date expire, provided that incentive stock options granted to a person holding more than 10% of our voting power will expire within five years from the date of the grant and must have an exercise price at least equal to 110% of the fair market value of an underlying share on the date of grant. The number of shares available under the 2014 Plan for grants of incentive stock options shall be the total number of shares available under the 2014 Plan subject to any limitations under the Internal Revenue Code and provided that shares delivered pursuant to “substitute awards” shall reduce the shares available for issuance of incentive stock options under the 2014 Plan. It is the intention that no award shall be deferred compensation subject to Section 409A of the Internal Revenue Code unless and to the extent that the compensation committee specifically determines otherwise. If the compensation committee determines an award will be subject to Section 409A of the Internal Revenue Code such awards shall be intended to comply in all respects with Section 409A of the Code, and the 2014 Plan and the terms and conditions of such awards shall be interpreted and administered accordingly.

2012 Equity Incentive Plan

On March 30, 2012, we adopted our 2012 Equity Incentive Plan, or the 2012 Plan, which was approved by our shareholders on the same date. The 2012 Plan provides for the grant of options, restricted shares, restricted share units, share appreciation rights, performance units, performance shares and other shares or cash awards to our company’s and our affiliates’ respective employees, directors and consultants. As of December 31, 2019, options to purchase 22,002 ordinary shares were outstanding under the 2012 Plan. The 2012 Plan was terminated on August 19, 2014, although option awards outstanding as of that date will continue in full force in accordance with the terms under which they were granted. In the event that any award shall for any reason expire or terminate without having been exercised or paid in full, the shares not acquired shall revert to the 2014 Plan and again become available for issuance. Following the termination of the 2012 Plan, awards may no longer be granted under the plan.

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

2012 Israeli Sub Plan

The 2012 Israeli Sub Plan provides for the grant by us of awards pursuant to Sections 102 and 3(i) of the Israeli Income Tax Ordinance (the “Ordinance”) and the rules and regulations promulgated thereunder. The 2012 Israeli Sub Plan provides for options and share awards to be granted to our or our affiliates’ employees, directors and officers who are not “Controlling Shareholders,” as defined in the Ordinance, and who are considered Israeli residents, to the extent that such options or awards either are (i) intended to qualify for special tax treatment under the “capital gains track” provisions of Section 102(b)(2) of the Ordinance or (ii) not intended to qualify for such special tax treatment. The 2012 Israeli Sub Plan also provides for the grant of options under Section 3(i) of the Ordinance to our Israeli non-employee service providers and controlling shareholders, who are not eligible for such special tax treatment.

2012 U.S. Sub Plan

The 2012 U.S. Sub Plan applies to grants to participants who are citizens or residents of the United States on the date of grant of an award. Under the 2012 U.S. Sub Plan, the board may require a participant to represent that he or she is acquiring securities for investment purposes and without a view to distribution thereof. Shares will not be issued under the U.S. Sub Plan unless the issuance complies with the requirements of any stock exchange on which the shares are then listed or quoted, any securities or tax laws and all other applicable laws. All shares delivered under the U.S. Sub Plan will be subject to such transfer orders and other restrictions as our Board may deem advisable under the rules, regulations, and other requirements of any stock exchange upon which the shares are then listed and any applicable laws. Our obligations under the U.S. Sub Plan will be conditioned on the payment by the participant of all applicable withholding taxes.

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

2006 Stock Option Plan

In November of 2006, we adopted our 2006 Stock Option Plan, which we refer to as the 2006 Plan. The 2006 Plan provides for the grant of stock options to our employees who are considered Israeli residents, members of our board or consultants. As of December 31, 2019, options to purchase 687 ordinary shares were outstanding under the 2006 Plan. The 2006 Plan was terminated on August 19, 2014, although option awards outstanding as of that date will continue in full force in accordance with the terms under which they were granted. In the event that any option shall for any reason expire or terminate without having been exercised, the shares not acquired shall revert to the 2014 Plan and again become available for issuance. Following the termination of the 2006 Plan, awards may no longer be granted under the plan.

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

The terms of options granted under the 2006 Plan are determined by the administrator and set forth in an option agreement. Such terms include the type of option, the term of the option, the exercise price and the vesting schedule. Unless otherwise stated in an option agreement, each option expired two years after our initial public offering in September 2014.

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

Potential Payments Upon Termination or Change in Control

See “Executive Compensation - Employment Agreements of Named Executive Officers.”

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

DIRECTOR COMPENSATION

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our Board during the year ended December 31, 2019, other than Mr. Larry Jasinski, our CEO, who did not receive additional compensation for his services as director and whose compensation is set forth in the Summary Compensation Table found elsewhere in this Amendment. This table does not include Ms. Randel E. Richner, who joined our Board in November 2020.

Name	Fees Earned in Cash ($)		RSU Awards ($)		Total ($)
Jeff Dykan	-		25,000	(1)	25,000
Ning Cong	-		25,000	(1)(2)	25,000
Aryeh (Arik) Dan	-		25,000	(1)	25,000
Yohanan Engelhardt	45,313	(4)	25,000	(1)	70,313
Chunlin (Allen) Han			30,000	(2)(3)	30,000
Yasushi Ichiki	-		25,000	(1)	25,000
Dr. John William Poduska	48,949	(5)	25,000	(1)	73,949
Peter Wehrly	38,608	(6)	25,000	(1)	63,608
Wayne B. Weisman	-		25,000	(1)	25,000
____________
(1)
Amounts represent the aggregate grant date fair value of an award of 4,659 RSUs issued under the 2014 Equity Incentive Plan (the “2014 Plan”) as an annual award to the applicable directors, computed in accordance with FASB ASC Topic 718. The fair value of RSUs granted is determined based on the price of the Company’s ordinary shares on the date of grant. All RSUs become vested and exercisable in four equal quarterly installments starting three months following the grant date. The valuation assumptions used in determining such amounts are described in Notes 2k and 8c to our consolidated financial statements included in our Original Form 10-K.

(2)
Ms. Cong, who was designated by our shareholder Timwell Corporation Limited (“Timwell”), resigned from the Board of Directors effective May 14, 2019, and the 4,659 RSUs that were granted to her as an annual award to incumbent directors were terminated prior to the vesting of any RSUs under such grant. Mr. Han replaced her as Timwell’s designee effective on May 15, 2019, and was removed without cause by the Board effective April 7, 2020.

(3)
Amounts represent the aggregate grant date fair value of an award of 11,029 RSUs under the 2014 Plan, computed in accordance with FASB ASC Topic 718. The fair value of RSUs granted is determined based on the price of the Company’s ordinary shares on the date of grant. All RSUs become vested and exercisable in four equal quarterly installments starting three months following the grant date. The valuation assumptions used in determining such amounts are described in Notes 2k and 8c to our consolidated financial statements included in our Original Form 10-K.

(4)
Represents $23,638 earned by Mr. Engelhardt as an annual retainer for serving as an external director on the Board of Directors, $13,232 for attending meetings of the Board of Directors, $4,577 for serving as the chairman of the audit committee and $3,866 for serving as a member of the Company’s finance committee established for its securities offerings. For more information on external directors, see “Opt-Out of Certain Israel Companies Law Requirements” above.

(5)
Represents $23,638 earned by Dr. Poduska as an annual retainer for serving as an external director on the Board of Directors, $12,676 for attending meetings of the Board of Directors, $4,577 for serving as a member of the audit committee, $4,192 for serving as the chairman of the compensation committee and $3,866 for serving as a member of the Company’s finance committee established for its securities offerings. For more information on external directors, see “Opt-Out of Certain Israel Companies Law Requirements” above.

(6)
Represents $23,638 earned by Mr. Wehrly as a portion of the annual retainer for serving as a member of the Board of Directors, $10,775 for attending meetings of the Board of Directors and $4,195 for serving as a member of the audit committee. Mr. Wehrly resigned from the Board of Directors effective March 15, 2020.

The aggregate number of ordinary shares subject to outstanding options and RSU awards for each of our non-employee directors as of December 31, 2019 is shown below. Information regarding Mr. Jasinski’s outstanding equity awards as of December 31, 2019 is set forth in the Outstanding Equity Awards Table found elsewhere in this Amendment.

Name	Number of Shares
Jeff Dykan	1,666	(1)
Ning Cong	-
Aryeh (Arik) Dan	1,666
Yohanan Engelhardt	1,165
Chunlin (Allen) Han	5,515
Yasushi Ichiki	1,666
Dr. John William Poduska	2,167
Peter Wehrly	2,000
Wayne B. Weisman	1,666	(2)
____________
(1)	See “Security Ownership of Certain Beneficial Owners and Management” above for further information on Mr. Dykan’s holdings in our ordinary shares.
(2)	See “Security Ownership of Certain Beneficial Owners and Management” above for further information on Mr. Weisman’s holdings in our ordinary shares.

Cash compensation for our independent, non-employee directors’ services is governed by previous decisions of our compensation committee, Board and shareholders. In accordance with these decisions, we pay our independent, non-employee directors the maximum annual cash fee and the maximum per meeting cash attendance fee for experts set forth in certain regulations promulgated under the Israel Companies Law for companies that have external directors. (We did not change this compensation after February 8, 2018, when, as described above under “Opt-Out of Certain Israel Companies Law Requirements,” we opted out of the Israel Companies Law requirement that our Board include at least two directors each of whom satisfies the requirements of an “external director” under the Israel Companies Law.) Accordingly, in 2019 we paid our independent, non-employee directors, Peter Wehrly and Yohanan Engelhardt, and our at-large-director, Dr. John William Poduska, NIS 83,480 (approximately $23,200 based on current exchange rates) per year and NIS 3,300 (approximately $920 based on current exchange rates) per meeting attended in person, and 60% of such amount (approximately $550 based on current exchange rates) for attending any meeting by telephone and 50% of such amount (approximately $460 based on current exchange rates) for any action by written consent. We do not pay cash compensation to directors who are nominees of our principal shareholders, and therefore through the end of the first quarter of 2020 we did not pay cash compensation to Aryeh (Arik) Dan, Jeff Dykan, Yasushi Ichiki, Wayne B. Weisman and Allen (Chunlin) Han, who served on our Board until April 7, 2020. Additionally, Ning Cong did not receive any cash compensation as she resigned from our Board effective May 14, 2019. In accordance with a finding by our Compensation Committee that Messrs. Dan, Dykan, Ichiki and Weisman should no longer be considered directors who are nominees of our principal shareholders, we began paying them cash compensation effective April 1, 2020.

Additionally, each independent, non-employee director currently receives upon his or her appointment RSUs to purchase ordinary shares, with such RSUs having a value based on the Black-Scholes model equal to $30,000 on the date of grant and an annual grant of RSUs to purchase ordinary shares, with such RSUs having a value based on the Black-Scholes model equal to $25,000 on the date of grant, all of which vest ratably in four equal quarterly installments starting three months from the date of grant with the vesting of such RSUs to be accelerated upon certain change of control events in accordance with the Company’s standard policy. In addition, each director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board or committees. Directors are also indemnified and insured by us for actions associated with being a director to the extent permitted under Israeli law. For further discussion, see “Certain Relationships and Related Transactions-Agreements with Directors and Officers.” Further, none of our non-employee directors receive any benefits upon termination of their directorship positions. Our non-employee directors are eligible to receive awards under certain of our equity compensation plans described below under “Executive Compensation-Equity Compensation Plans.” The compensation committee reviews director compensation annually and makes recommendations to the Board with respect to compensation and benefits provided to the members of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

As of December 8, 2020, there were 24,757,225 ordinary shares outstanding, excluding ordinary shares issuable in connection with the exercise of outstanding warrants (including the December 2020 Warrants) or outstanding options or upon the vesting of RSUs. The voting rights of all shareholders are the same.

The following table sets forth certain information as of December 8, 2020 concerning the number of ordinary shares beneficially owned, directly or indirectly, by:

(1) each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding ordinary shares;

(2) each of our directors;

(3) each of our Named Executive Officers (as defined in “Item 11. Executive Compensation” elsewhere in this Amendment); and

(4) all of our directors and executive officers serving as of December 8, 2020, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based on voting and investment power with respect to such shares. Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of December 8, 2020 (subject, in the case of warrants, to beneficial ownership limitations of 4.99% or 9.99%), and shares subject to RSUs that were vested as of or will vest within 60 days of December 8, 2020, are deemed to be outstanding and to be beneficially owned by the person holding such options, RSUs or warrants for the purpose of computing the percentage ownership of such person. However, such shares are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

Under the terms of the terms of certain outstanding warrants, a holder may not exercise the warrants to the extent that such shareholder, together with its affiliates, would beneficially own, after such exercise, more than 4.99% or 9.99% of the ordinary shares then outstanding, as applicable (subject to the right of the shareholder with a 4.99% ownership limitation to increase or decrease such beneficial ownership limitation upon notice to us, provided that such limitation cannot exceed 9.99%), and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered. Consistent with beneficial ownership reporting principles under Section 13(d) of the Exchange Act, the below table only shows ordinary shares underlying warrants that are deemed to be beneficially owned, assuming compliance with these ownership limitations.

All information with respect to the beneficial ownership of shareholders below has been furnished by such shareholder to the Company or is based on our filings with the SEC and, unless otherwise indicated below, we believe that persons named in the table have sole voting and sole investment power with respect to all the ordinary shares shown as beneficially owned, subject to community property laws, where applicable. The ordinary shares beneficially owned by our directors and officers may include shares owned by their respective family members, as to which such directors and officers disclaim beneficial ownership. Unless otherwise noted below, each shareholder’s address is c/o ReWalk Robotics Ltd., 3 Hatnufa Street, Floor 6, Yokneam Ilit 2069203, Israel.

Name	Number of Shares	Percentage of Shares
5%-or-More Beneficial Owners:
Intracoastal Capital, LLC(1)	2,450,965	9.99%
Armistice Capital Master Fund, Ltd.(2)	1,394,944	5.63%
Named Executive Officers and Directors:
Larry Jasinski(3)	36,842	*
Jeff Dykan(4) (5)	66,479	*
Yohanan Engelhardt(6)	11,223	*
Wayne B. Weisman(4) (7)	71,787	*
Aryeh (Arik) Dan(7)	11,784	*
Yasushi Ichiki(7)	11,784	*
Randel Richner(8)	6,874	*
Dr. John William Poduska(9)	12,285	*
Ofir Koren(10)	6,118	*
Ori Gon(11)	17,044	*
All directors and executive officers as a group (10 persons)(12)	192,217	*

*	Ownership of less than 1%.
(1)
Holds (i) 871,840 ordinary shares, all of which are December 2020 Shares and ordinary shares underlying currently exercisable warrants to purchase up to an aggregate of 1,972,122 ordinary shares, including 653,880 ordinary shares underlying the December 2020 Warrants, with the remaining ordinary shares underlying the February 2020 Institutional Warrants, the November 2016 Oppenheimer Warrants, April 2019 Institutional Warrants, June 2019 Institutional Warrants and July 2020 Institutional Warrants. However, as a result of beneficial ownership limitations in the outstanding warrants, Intracoastal is only deemed to beneficially own for purposes of this table 2,450,965 ordinary shares, or 9.99% of our total outstanding ordinary shares. Mitchell P. Kopin and Daniel B. Asher, each of whom are managers of Intracoastal LLC (“Intracoastal”), have shared voting control and investment discretion over the securities held by Intracoastal. As a result, each of Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership over such shares of Intracoastal. The principal business address of Intracoastal is 245 Palm Trail, Delray Beach, FL 33482.

(2)
Holds (i) 1,394,944 ordinary shares, all of which are December 2020 Shares and (ii) ordinary shares underlying currently exercisable warrants to purchase up to an aggregate of 4,253,021 ordinary shares, including 1,046,208 ordinary shares underlying the December 2020 Warrants, with the remaining ordinary shares underlying the June 2019 Institutional Warrants, February 2020 Common Warrants and July 2020 Institutional Warrants. However, as a result of 4.99% beneficial ownership limitations in the outstanding warrants, Armistice Capital Master Fund, Ltd. (“Armistice”) is only deemed to beneficially own 1,394,944 ordinary shares for purposes of this table. Armistice Capital, LLC, the investment manager of Armistice, and Steven Boyd, the managing member of Armistice Capital, LLC, hold shared voting and dispositive power over the shares held by Armistice. The principal business address of Armistice is c/o Armistice Capital, LLC 510 Madison Avenue, 7th Floor New York, NY 10022.

(3)	Consists of 5,451 ordinary shares, and exercisable options to purchase 31,391 ordinary shares.
(4)
Based on filings made with the SEC, consists of 40,707 ordinary shares beneficially owned by SCP Vitalife Partners II, L.P., or SCP Vitalife Partners II, a limited partnership organized in the Cayman Islands, 13,596 ordinary shares beneficially owned by SCP Vitalife Partners (Israel) II, L.P., or SCP Vitalife Partners Israel II, a limited partnership organized in Israel, 2,480 ordinary shares beneficially owned by Vitalife Partners (Overseas) L.P., or Vitalife Partners Overseas, 820 ordinary shares beneficially owned by Vitalife Partners (Israel) L.P., or Vitalife Partners Israel, 829 ordinary shares beneficially owned by Vitalife Partners (D.C.M) L.P., or Vitalife Partners DCM, and 1,571 ordinary shares currently held by the Israel Innovation Authority (formerly known as the Office of the Chief Scientist of the State of Israel), or the IIA, that Vitalife Partners Overseas, Vitalife Partners Israel and Vitalife Partners DCM have the right to acquire from IIA. SCP Vitalife II Associates, L.P., or SCP Vitalife Associates, a limited partnership organized in the Cayman Islands, is the general partner of the SCP Vitalife Partners II and SCP Vitalife Partners Israel II, and SCP Vitalife II GP, Ltd., or SCP Vitalife GP, organized in the Cayman Islands, is the general partner of SCP Vitalife Associates. As such, SCP Vitalife GP may be deemed to beneficially own the 54,303 ordinary shares beneficially owned by SCP Vitalife Partners II and SCP Vitalife Israel Partners II. Jeff Dykan and Wayne B. Weisman are the directors of SCP Vitalife GP and, as such, share voting and dispositive power over the shares held by the foregoing entities. As such, they may be deemed to beneficially own 60,003 ordinary shares, consisting of the 54,303 ordinary shares beneficially owned by SCP Vitalife GP, as well as the ordinary shares beneficially owned by each of Vitalife Partners Overseas, Vitalife Partners Israel and Vitalife Partners DCM and held by IIA. The principal business address of SCP Vitalife Partners II, SCP Vitalife Associates, SCP Vitalife GP, and Messrs. Churchill and Weisman is c/o SCP Vitalife Partners II, L.P., 1200 Liberty Ridge Drive, Suite 300, Wayne, Pennsylvania 19087. The principal business address of SCP Vitalife Partners Israel II, Vitalife Partners Israel, Vitalife Partners Overseas, Vitalife Partners DCM, Mr. Dykan and Dr. Ludomirski is c/o SCP Vitalife Partners (Israel) II, L.P., 32B Habarzel Street, Ramat Hachayal, Tel Aviv 69710, Israel.

(5)	Consists of 5,975 ordinary shares, including 1,897 shares underlying RSUs vesting within 60 days, and exercisable options to purchase 501 ordinary shares.
(6)	Consists of 11,223 ordinary shares, including 2,737 shares underlying RSUs vesting within 60 days.
(7)	Consists of 11,283 ordinary shares, including 2,737 shares underlying RSUs vesting within 60 days, and exercisable options to purchase 501 ordinary shares.
(8)	Consists of 6,874 ordinary shares, including 6,874 shares underlying RSUs vesting within 60 days.
(9)	Consists of 11,283 ordinary shares, including 2,737 shares underlying RSUs vesting within 60 days, and exercisable options to purchase 1,002 ordinary shares.
(10)	Consists of 2,157 ordinary shares and exercisable options to purchase 3,961 ordinary shares.
(11)	Consists of 12,586 ordinary shares and exercisable options to purchase 4,458 ordinary shares.
(12)
Consists of (i) 126,945 ordinary shares directly or beneficially owned by our directors and executive officers; (ii) 42,816 ordinary shares constituting the cumulative aggregate number of options granted to the executive officers and directors; and (iii) 22,456 shares underlying RSUs vesting within 60 days.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to our ordinary shares that may be issued under our equity compensation plans in effect as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holders	137,091	$22.70	12,409
Equity compensation plans not approved by security holders	-	-	-
Total	137,091	$22.70	12,409
____________
(1)
Represents shares issuable under our (i) 2014 Plan upon exercise of options outstanding to purchase 52,024 shares and upon the settlement of outstanding RSUs with respect to 62,378 shares, (ii) 2012 Equity Incentive Plan upon exercise of options outstanding to purchase 22,002 shares, and (iii) 2006 Stock Option Plan upon exercise of options outstanding to purchase 687 shares.

(2)	The weighted average remaining term for the expiration of stock options is 6.34 years.
(3)
Represents shares available for future issuance under our 2014 Plan. The number of our ordinary shares reserved for issuance under the 2014 Plan is automatically increased each January 1 of each calendar year during the term of the 2014 Plan by a number of shares equal to the lesser of: (x) 38,800, (y) 4% of the total number of shares outstanding on December 31 of the immediately preceding calendar year, and (z) an amount determined by our Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence.”

Certain Relationships and Related Transactions

See “Item 11. Executive Compensation — Narrative Disclosure to the Summary Compensation Table — Employment Agreements” for a description of employment agreements between us and the Named Executive Officers.

See “Corporate Governance — Approval of Related Party Transactions Under Israeli Law” for a discussion of our policies and procedures related to related party transactions and conflicts of interest. We describe below transactions and series of similar transactions which are currently proposed or to which we have been or were a party since January 1, 2018, in which (a) the amount involved exceeds or exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years and (b) any of our directors, executive officers, beneficial owners of more than 5% of our ordinary shares, or any affiliates or members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. Although we do not have a formal written policy as to the approval of related party transactions, all related party transactions for which disclosure would be required under Item 404 of Regulation S-K are approved based on procedures under Israeli law, as is duly memorialized in the minutes of the meetings of the Board and audit committee, as applicable. For more information, see “Approval of Related Party Transactions under Israeli Law.”

Amended and Restated Shareholders’ Rights Agreement

On July 14, 2014, we entered into an Amended and Restated Shareholders’ Rights Agreement, (the “Shareholders’ Rights Agreement”), with entities affiliated with SCP Vitalife Partners II, which are controlled by our directors Mssrs. Dykan and Weisman, Yaskawa Electric Corporation (“Yaskawa”), where our directors Mssrs. Ichiki and Dan are employed, and other entities and shareholders that are no longer related parties. The Shareholders’ Rights Agreement provided the shareholders party to it holding our ordinary shares with certain registration rights. All registration rights terminated on the fifth anniversary of the closing of our initial public offering.

Agreements with Yaskawa

On September 24, 2013, we entered into a Strategic Alliance Agreement with Yaskawa. Pursuant to the Strategic Alliance Agreement, we and Yaskawa agreed to collaborate in the following areas, among others:

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

On September 24, 2013, we and Yaskawa also entered into an Exclusive Distribution Agreement which provides that Yaskawa will be our exclusive distributor in Japan, China (including Hong Kong and Macau), Taiwan, South Korea, Singapore and Thailand. In addition, (i) if we desire to sell any exoskeleton products into any regional market in the Asian and Pacific regions (other than Australia, New Zealand or India), Yaskawa will have a right of first refusal to serve as distributor in those markets, subject to an agreement on minimum purchase requirements, and (ii) if we offer pricing to any other distributor better than what we offer Yaskawa, Yaskawa will be entitled to that pricing. The initial term of the Exclusive Distribution Agreement is ten years. Either party may terminate the agreement upon 90 days’ written notice after seven years or upon an event of default under the agreement or a bankruptcy event of the other party. Through December 30, 2018, Yaskawa had paid us an aggregate of approximately $1,077,000 pursuant to the exclusive distribution agreement, $303,000 of which was paid since January 1, 2017. In connection with the closing of the first tranche of the private placement of the Investment Agreement with Timwell, we entered into an amendment to this Exclusive Distribution Agreement to terminate the distribution rights granted to Yaskawa in China (including Hong Kong and Macau), and in return we agreed to pay Yaskawa an amount equal to 3% of the net revenues we receive between April 1, 2018 and December 31, 2023 from the sale in China of our spinal cord injury line, but not less than an aggregate amount of $75,000. On June 25, 2020 we delivered a written notice that we would terminate this agreement at the end of the seven year term, and such termination occurred on September 24, 2020.

Agreements with Kreos V

Kreos Capital V (Expert Fund), L.P. and/or its affiliates (“Kreos V”) beneficially owned more than 5% of our ordinary shares at some time since January 1, 2018. On December 30, 2015, we entered into an Agreement for the Provisions of a Loan Facility (the “Kreos V Loan Agreement”) with Kreos V, pursuant to which Kreos V extended a line of credit to us in the amount of $20.0 million. In connection with the Kreos V Loan Agreement, we issued to Kreos V a warrant to purchase up to 4,771 ordinary shares at an exercise price of $241.00 per share, which was increased to represent the right to purchase up to 6,679 ordinary shares on December 28, 2016. On June 9, 2017, we entered into the first amendment of the Kreos V Loan Agreement, under which $3.0 million of the outstanding principal is extended and subject to the terms of the convertible note under the Kreos V Loan Agreement (the “Kreos V Convertible Note,”), convertible into up to 100,946 ordinary shares (subject to customary anti-dilution adjustments in connection with a share split, reverse share split, share dividend, combination, reclassification or otherwise). This amount includes (i) 94,637 ordinary shares issuable upon conversion of the $3.0 million at $31.70 per share and (ii) 6,309 ordinary shares issuable upon conversion of “end of loan payments” totaling $200,000 at $31.70 per share. Pursuant to the Kreos V Loan Agreement, we are required to pay Kreos V “end of loan payments” equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. Because the aggregate amount we drew down under the Kreos V Loan Agreement equals $20,000,000, the total “end of loan payments” equal $200,000. All amounts are convertible at any time until the earlier of (i) the maturity date of June 9, 2020 or (ii) a “Change of Control,” as defined in the Kreos V Loan Agreement. In lieu of receiving the “end of loan payments,” Kreos V may also require us to pay, upon conversion of the Kreos V Convertible Note, in whole or in part, an amount equal to 1% of the principal amount so converted and on the maturity date of June 9, 2020, we must pay to Kreos V, in addition to the then-outstanding principal amount, an amount equal to 1% of the then-outstanding principal amount.

On November 20, 2018, the Company and Kreos V entered into the second amendment to the Kreos V Loan Agreement (the “Second Amendment”). In the Second Amendment, the Company agreed to repay $3.6 million to Kreos V in satisfaction of all outstanding indebtedness under the Kreos V Convertible Note and other related payments, including prepayment costs and end of loan payments and Kreos V agreed to terminate the Kreos V Convertible Note. The Company repaid Kreos V the $3.6 million by issuing to Kreos V 192,000 units and 288,000 pre-funded units at the applicable public offering prices for an aggregate price of $3.6 million (including the aggregate exercise price for the ordinary shares to be received upon exercise of the pre-funded warrants, assuming Kreos V exercises all of the pre-funded warrants it purchased as part of the Company’s public offering). The Company and Kreos V also agreed to revise the principal and the repayment schedule under the Kreos V Loan Agreement. The revised repayment schedule, effectively deferred an additional $1.1 million of payments that were due in 2018 and $2.8 million that were due in 2019 under the loan’s prior repayment schedule, for total deferred payments of $3.9 million compared to the prior repayment schedule. Additionally, Kreos V and the Company entered into the Kreos Warrant Amendment, which amended the exercise price of the warrant to purchase 6,679 ordinary shares currently held by Kreos V from $241.00 to $7.50. The Second Amendment also made certain changes to the prepayment premiums under the Kreos V Loan Agreement, tying them to the date of the Second Amendment.

On June 5, 2019 and June 6, 2019, the Company entered into warrant exercise agreements with certain institutional investors of warrants to purchase the Company’s ordinary shares, pursuant to which, Kreos V agreed to exercise in cash their November 2018 warrants at the existing exercise price of $7.50 per share. Under the exercise agreements, the Company also agreed to issue to Kreos V new warrants to purchase up to 480,000 ordinary shares at an exercise price of $7.50 per share.

Investment Agreement with Timwell Corporation Limited

On March 6, 2018, we entered into an investment agreement (the “Investment Agreement”) for a private placement of 640,000 ordinary shares to Timwell, a Hong Kong entity, in exchange for total aggregate proceeds of $20.0 million at a price of $31.25 per share, and a joint venture framework agreement, or the JV Framework Agreement, for a related joint venture in China. For more information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Timwell Private Placement” in our Original Form 10-K and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Timwell Private Placement” in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020. Timwell agreed to make the investment in three separate tranches, consisting of $5.0 million for 160,000 shares in the first tranche, $10.0 million for 320,000 shares in the second tranche and $5.0 million for 160,000 shares in the third tranche. As a result of Timwell’s notification that it would not invest the second and third tranches under the Investment Agreement, on April 7, 2020, our Board of Directors removed Mr. Chunlin Han, who was a designee of Timwell, from the Board. Mr. Han’s father controls Timwell and Mr. Han’s parents indirectly control Timwell affiliate Realcan Ambrum.

Transactions with Other 5% Beneficial Owners

           We entered into the following transactions with other shareholders who we believe beneficially owned more than 5% of our ordinary shares at some time since January 1, 2018 or are currently 5% beneficial owners, based on a review of Schedule 13G filings made and Company records during such period.

Former 5% Beneficial Owners

On April 5, 2019, we sold to Anson Funds Management LP and/or its affiliates (“Anson”) 272,304 ordinary shares in a registered direct offering and warrants to purchase 136,152 ordinary shares with an exercise price of $5.14 per share in a concurrent private placement, at a sale price of $5.2025 per ordinary share and associated warrant. On June 10, 2019, we sold to Anson 500,000 ordinary shares in a registered direct offering and warrants to purchase 250,000 ordinary shares with an exercise price of $6 per share in a concurrent private placement, at a sale price of $6 per share and associated warrant. On February 10, 2020, in a follow-on public offering, we sold to Anson 1,131,586 ordinary shares, common warrants to purchase 168,414 ordinary shares with an exercise price of $1.25 per share and pre-funded warrants to purchase 1,300,000 ordinary shares with an exercise price of $1.249 per share,  at a sale price of $1.25 per common unit and $1.249 per pre-funded unit. On July 1, 2020, we sold to Anson 960,222 ordinary shares in a registered direct offering and warrants to purchase 160,037 ordinary shares with an exercise price of $1.76 per share in a concurrent private placement, at a sale price of $1.8225 per share and associated warrant. On December 3, 2020, in a private placement, we sold to Anson 1,046,208 ordinary shares and warrants to purchase 784,656 ordinary shares with an exercise price of $1.34, at a sale price of $1.43375 per share and associated warrant.

Current 5% Beneficial Owners

On November 16, 2018, in a public underwritten offering, we sold to Armistice Capital Master Fund Ltd. and/or its affiliates (“Armistice”) 96,000 ordinary shares, common warrants to purchase 466,666 ordinary shares with an exercise price of $7.50 per share and pre-funded warrants to purchase 370,666 ordinary shares with an exercise price of $7.25 per share, at a sale price of $7.50 per common unit and $7.25 per pre-funded unit. On June 5, 2019 and June 6, 2019, the Company entered into warrant exercise agreements with certain institutional investors of warrants to purchase the Company’s ordinary shares, pursuant to which Armistice agreed to exercise in cash their November 2018 common warrants at the existing exercise price of $7.50 per share. Under the exercise agreements, the Company also agreed to issue to Armistice new warrants to purchase 466,666 ordinary shares at an exercise price of $7.50 per share. On February 10, 2020, in a follow-on public offering, we sold to Armistice 1,131,586 ordinary shares, common warrants to purchase 2,100,000 ordinary shares with an exercise price of $1.25 per share and pre-funded warrants to purchase 968,414 ordinary shares with an exercise price of $1.249 per share, at a sale price of $1.25 per common unit and $1.249 per pre-funded unit. On July 1, 2020, we sold to Armistice 1,280,294 ordinary shares in a registered direct offering and warrants to purchase 640,147 ordinary shares with an exercise price of $1.76 per share in a concurrent private placement, at a sale price of $1.8225 per share and associated warrant. On December 3, 2020, in a private placement, we sold to Armistice 1,394,944 ordinary shares and warrants to purchase 1,046,208 ordinary shares with an exercise price of $1.34, at a sale price of $1.43375 per share and associated warrant.

 On April 5, 2019, we sold to Intracoastal Capital, LLC and/or its affiliates (“Intracoastal”) 272,304 ordinary shares in a registered direct offering and warrants to purchase 136,152 ordinary shares with an exercise price of $5.14 per share in a concurrent private placement, at a sale price of $5.2025 per ordinary share and associated warrant.  On June 10, 2019, we sold to Intracoastal 333,334 ordinary shares in a registered direct offering and warrants to purchase 166,667 ordinary shares with an exercise price of $6 per share in a concurrent private placement, at a sale price of $6 per share and associated warrant. On February 10, 2020, in a follow-on public offering, we sold to Intracoastal 600,000 ordinary shares and common warrants to purchase 600,000 ordinary shares with an exercise price of $1.25 per common warrant, at a sale price of $1.25 per common unit. On July 1, 2020, we sold to Intracoastal 823,046 ordinary shares in a registered direct offering and warrants to purchase 411,523 ordinary shares with an exercise price of $1.76 per share in a concurrent private placement, at a sale price of $1.8225 per share and associated warrant. On December 3, 2020, in a private placement, we sold to Intracoastal 871,840 ordinary shares and warrants to purchase 653,880 ordinary shares, with an exercise price of $1.34, at a sale price of $1.43375 per share and associated warrant.

In connection with the December 3, 2020 private placement, we also entered into a registration rights agreement, dated December 3, 2020, with Armistice, Intracoastal and other investors party thereto, pursuant to which we are required to prepare and file with the SEC one or more registration statements to register for resale the ordinary shares issued outright and ordinary shares underlying the warrants, in each case, sold in such private placement, by December 18, 2020. We are required to use best efforts to have such registration statement(s) declared effective as promptly as practical thereafter, and in any event no later than February 1, 2021, or, in the event of a “full review” by the SEC, March 3, 2021.

Agreements with Directors, Officers and Others

Employment Agreements

We have entered into written employment agreements with each of our executive officers. These agreements provide for notice periods of varying duration for termination of the agreement by us or by the relevant executive officer, during which time the executive officer will continue to receive base salary and benefits. We have also entered into customary non-competition, confidentiality of information and ownership of inventions arrangements with our executive officers. However, the enforceability of the noncompetition provisions may be limited under applicable law.

Options

Since our inception we have granted options to purchase our ordinary shares to our officers and certain of our directors. Such option agreements may contain acceleration provisions upon certain merger, acquisition, or change of control transactions. We describe our option plans under “Equity Compensation Plan Information.”

Exculpation, Indemnification and Insurance

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

An extraordinary transaction in which an office holder has a personal benefit or other interest requires approval first by the company’s audit committee and subsequently by the board of directors. The compensation of, or an undertaking to indemnify or insure, an office holder who is not a director requires approval first by the company’s compensation committee, then by the company’s board of directors and, if such compensation arrangement or an undertaking to indemnify or insure is inconsistent with the company’s compensation policy or if the office holder is the Chief Executive Officer (apart from a number of specific exceptions), then such arrangement is subject to shareholder approval by a simple majority, which must also include at least a majority of the shares voted by all shareholders who are neither controlling shareholders nor have a personal benefit or other interest in such compensation arrangement (alternatively, in addition to a simple majority, the total number of shares voted against the compensation arrangement by non-controlling shareholders and shareholders who do not have a personal benefit or other interest in the arrangement may not exceed 2% of our outstanding shares). We refer to this as the “Special Approval for Compensation”. Arrangements regarding the compensation, indemnification or insurance of a director require the approval of the compensation committee, board of directors and shareholders by a simple majority, in that order, and under certain circumstances, a Special Approval for Compensation.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth, for each of the years indicated, the fees expensed by Kost Forer Gabbay & Kasierer, our independent registered public accounting firm, in each such year.

	2018	2019
	($ in thousands)
Audit Fees(1)	$306	$255
Audit-Related Fees(2)	$10	-
Tax Fees(3)	$19	$16
All Other Fees(4)	$33	$16
Total:	$368	$287
____________
(1)
“Audit fees” include fees for services performed by our independent public accounting firm in connection with our annual audit for 2018 and 2019, fees related to our at-the-market equity offering program, follow-on offering of ordinary shares and follow-on offering of ordinary shares and warrants and fees for consultation concerning financial accounting and reporting standards.

(2)
“Audit-related fees” relate to assurance and associated services that are traditionally performed by an independent auditor, including accounting consultation and consultation concerning financial accounting, reporting standards and due diligence.

(3)
“Tax fees” include fees for professional services rendered by our independent registered public accounting firm for tax compliance, transfer pricing and tax advice on actual or contemplated transactions.

(4)	“All other fees” include fees for services rendered by our independent registered public accounting firm with respect to government incentives and other matters.

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

All engagements by us of the auditors for 2018 and 2019 were pre-approved by the audit committee.

PART IV

ITEM 15.— EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 3. Exhibits.

The exhibits listed in the Exhibit Index are filed, furnished, or incorporated by reference in this Amendment.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
24.1	Power of Attorney (included on the signature page of the Original Form 10-K (File No. 001-36612) filed with the SEC on February 20, 2020).
24.2**	Power of Attorney for Randel Richner.
31.3**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.4**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
____________________
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2020

REWALK ROBOTICS LTD.

By:	/s/ Ori Gon
Ori Gon
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

*
Larry Jasinski	Director and Chief Executive Officer (Principal Executive Officer)	December 18, 2020

/s/ Ori Gon
Ori Gon	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 18, 2020

*
Jeff Dykan	Chairman of the Board	December 18, 2020

*
Dr. John William Poduska	Director	December 18, 2020

*
Yohanan Engelhardt	Director	December 18, 2020

*
Wayne B. Weisman	Director	December 18, 2020

*
Yasushi Ichiki	Director	December 18, 2020

*
Aryeh Dan	Director	December 18, 2020

*
Randel Richner	Director	December 18, 2020

*By /s/ Ori Gon
Ori Gon, Attorney-in-fact