Form 10-K
period 2020-12-31
ReWalk Robotics Ltd.
filed 2021-02-18
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission File Number: 001-36612

ReWalk Robotics Ltd.
(Exact name of registrant as specified in charter)

Israel	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3 Hatnufa Street, Floor 6, Yokneam Ilit, Israel	2069203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972.4.959.0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value NIS 0.25 per share	RWLK	Nasdaq Capital Market

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the Ordinary Shares held by non-affiliates of the Registrant based upon the closing price of the Ordinary Shares as reported by the Nasdaq Capital Market on June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $27,393,283.

As of February 16, 2021, the Registrant had outstanding 33,445,454 Ordinary Shares, par value NIS 0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2021 Annual Meeting of Shareholders, which is to be filed within 120 days after the end of our 2020 fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

REWALK ROBOTICS LTD.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

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

Special Note Regarding Forward-Looking Statements and Risk Factors Summary

This annual report on Form 10-K, or annual report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in the sections of this annual report titled “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors,” “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report. The statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements.

These factors include those listed in “Part I. Item 1A. Risk Factors,” as summarized below.

•	the adverse effect that the current coronavirus (COVID-19) pandemic has had and may continue to have on our business and results of operations;
•	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;
•	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that our ordinary shares will be delisted if we cannot do so;
•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;
•	our ability to maintain and grow our reputation and the market acceptance of our products;
•	our ability to achieve reimbursement from third-party payors for our products;
•	our limited operating history and our ability to leverage our sales, marketing and training infrastructure;
•	our expectations as to our clinical research program and clinical results;
•	our ability to obtain certain components of our products from third-party suppliers and our continued access to our product manufacturers;
•	our ability to improve our products and develop new products;

ii

•
our compliance with medical device reporting regulations to report adverse events involving our products, which could result in voluntary corrective actions or enforcement actions such as mandatory recalls, and the potential impact of such adverse events on ReWalk’s ability to market and sell its products;

•	our ability to gain and maintain regulatory approvals;
•	our expectations as to the results of the FDA, potential regulatory developments with respect to our mandatory 522 postmarket surveillance study;
•	the risk of a cybersecurity attack or breach of our IT systems significantly disrupting our business operations;
•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;
•	our ability to establish a pathway to commercialize our products in China;
•	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;
• •	our ability to use effectively the proceeds of our offerings of securities; the risk of substantial dilution resulting from the periodic issuances of our ordinary shares;
•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company;
•	market and other conditions; and
•	other factors discussed in “Part I. Item 1A. Risk Factors.”

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

Where You Can Find Other Information

Our principal executive offices are located at 3 Hatnufa Street, Floor 6, Yokneam Ilit 2069203, Israel, and our telephone number is +972 (4) 959-0123. Our website is www.rewalk.com. Information contained, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein. We have included our website address in this annual report solely for informational purposes. Information that we furnish with or file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed or furnished with the SEC. The SEC also maintains a website at SEC.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available on this website.

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

We have also developed and began commercializing our ReStore device in June 2019. ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke. During the second quarter of 2020 we have finalized and moved to implement two separate agreements to distribute additional product lines in the U.S. market. The Company will be the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States and will also have distribution rights for the MYOLYN MyoCycle FES cycles to U.S. rehabilitation clinics and personal sales through the U.S. Department of Veterans Affairs (“VA”) hospitals and other personal sales. These new products will improve our product offering to clinics as well as patients within the VA as they both have similar clinician and patient profile.

Our principal markets are the United States and Europe. In Europe, we have a direct sales operation in Germany and the United Kingdom and work with distribution partners in certain other major countries. We have offices in Marlborough, Massachusetts, Berlin, Germany and Yokneam, Israel, where we operate our business from.

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as the ReWalk Personal, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the U.S. Department of Veterans Affairs, or the VA, issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of December 31, 2020, we had placed 24 units as part of the VA policy.

 According to a 2017 report published by the Centers for Medicare and Medicaid Services, or CMS, approximately 55% of the spinal cord injury population which are at least five years post their injury date are covered by CMS. In July 2020, a code was issued for ReWalk Personal 6.0 (effective October 1, 2020), which might later be followed by coverage policy of CMS.

Additionally, to date, several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases. In Germany, we continue to make progress toward achieving ReWalk coverage from the various government, private and worker’s compensation payors. In September 2017, each of German insurer BARMER GEK (“Barmer”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), indicated that they will provide coverage to users who meet certain inclusion and exclusion criteria. In February 2018, the head office of German statutory health insurance, or SHI, Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal 6.0 exoskeleton system in the German Medical Device Directory. This decision means that ReWalk will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. During the year 2020 we have announced several new agreements with German SHIs such as TK and DAK Gesundheit and others as well as the first German Private Health Insurer (“PHI”) that have chosen to enter into an agreement that outlines the process of obtaining a device for eligible insured patient. We are currently working with several additional SHIs and PHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal 6.0 device for their beneficiaries within their system.

During the second quarter of 2020 we finalized and moved to implement two separate agreements to distribute additional product lines in the U.S. market. The Company will be the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States and will also have distribution rights for the MYOLYN MyoCycle FES cycles to U.S. rehabilitation clinics and personal sales through the VA hospitals. These new products will improve our product offering to clinics as well as patients within the VA as they both have similar clinician and patient profile.

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

The COVID-19 pandemic has affected our ability to engage with our SCI Products, ReStore and Distributed Products existing customers, trial new candidates, deliver ordered units or repair existing systems, and provide training of our products to new patients who have largely remained at home due to local movement restrictions and to rehabilitation centers, which have temporarily shifted priorities and responses to pandemic-related medical equipment. As a result, our revenues for the year 2020 were adversely impacted as we had limited market access and we encountered reduced payor attention that affected our results.  The overall impact of the limitations on our sales efforts are currently difficult to determine, but we believe that the adverse impact may continue, especially as our ability to trial new patients with our SCI Products is limited and as capital budgets for rehabilitation devices such as the ReStore are reduced or currently on-hold in most of the clinics and some are enforcing in-clinic restrictions that effect our ability to demonstrate our devices. We continue to monitor our sales pipeline on a day-to-day basis in order to assess the quarterly effect of these limitations as some have short term effects and some affects our future pipeline development.  Limitations on travel and business closures recommended by federal, state, and local governments, could, among other things, impact our ability to enroll patients in clinical trials, recruit clinical site investigators, and obtain timely approvals from local regulatory authorities. While our manufacturer, Sanmina Corporation, has not shut down its facilities during the COVID-19 pandemic, our manufacturing may also be impacted due to supply chain delays or adverse impacts on our production capacity due to government directives or health protocols that might impact our production facility, and the current limitations on our sales activities has made it hard for us to effectively forecast our future requirements for systems. For more information, see “Part II, Item 1A. Risk Factors-The COVID-19 pandemic has adversely affected and may continue to materially and adversely impact our business, our operations and our financial results” and “Part II, Item 1A. Risk Factors-We depend on a single third party to manufacture our products, and we rely on a limited number of third-party suppliers for certain components of our products.”

Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and operational challenges faced by our customers. Continued outbreaks of COVID-19 could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn or a global recession that could cause significant volatility or decline in the trading price of our securities, affect our ability to execute strategic business activities, affect demand for our products and likely impact our operating results. These may further limit or restrict our ability to access capital on favorable terms, or at all, lead to consolidation that negatively impacts our business, weaken demand, increase competition, cause us to reduce our capital spend further, or otherwise disrupt our business.

To align our expenses with the current business environment, we took measures to adjust our cost structure and anticipated cash usage that have taken effect in the second quarter of 2020 and beyond, which included reducing our personnel costs and deferring our subcontractors costs mainly within the research and development segment as well as short term reduction in employee’s hours of work in specific areas for a limited period, eliminating or reducing non-critical consultants, implementing remote working in the United States and Germany, and establishing in-office measures to contain the spread of COVID-19. These cost actions are designed to retain talent and preserve cash returns, while at the same time continuing to invest in strategic goals. These cost actions lasted throughout 2020 as needed, but the Company will continue to monitor the environment and extend or modify these actions, if necessary. Despite this current situation and the challenges, it imposes, as the year progressed we have developed methods to continue to engage with our current and prospective customers through video conferencing, virtual training events, and online education demos to offer our support and showcase the value of our products.

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

ReWalk Personal is a breakthrough product that seeks to fundamentally change the health and life experiences of users. Designed for all-day use, the device is battery-powered and consists of a light, wearable exoskeleton with integrated motors at the joints, an array of sensors and a computer-based control system to power knee and hip movement. The device controls movement using subtle shifts in the user’s center of gravity. A forward tilt of the upper body is sensed by the system, which initiates the first step. Repeated body shifting generates a sequence of steps that results in a functional walking speed. Because the exoskeleton supports its own weight and facilitates the user’s gait, users do not expend unnecessary energy while walking. While ReWalk does not allow side-to-side actuation, users are able to turn by shifting their weight to the side. The ReWalk Personal also allows users to sit, stand and depending on local regulatory approvals, climb and descend stairs. Use on stairs is currently not cleared by the FDA in the United States; the Company has submitted a 510(k) application in January 2021 to add this feature into our U.S. labeling as well. Upon completion of training, which generally consists of approximately 15 one-hour sessions, most users are able to put on and remove the device by themselves while sitting, typically in less than 15 minutes, to operate the device independently and most are able to put on and remove the devices by themselves. Safety measures include crutches, which provide additional stability, fall protection, which lowers users slowly and safely in the event of a malfunction, and the secure “stand” mode, which automatically initiates if the user does not begin walking within two seconds. ReWalk is also equipped with maintenance alarms, warnings, and backup batteries. The rechargeable batteries are easily accessible and can be recharged in any standard power outlet. Our safety guidelines and FDA specifications, however, require users to be accompanied by a trained companion at all times when using the ReWalk Personal.

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

●    ReWalk Rehabilitation: designed for the clinical rehabilitation environment, ReWalk Rehabilitation has adjustable sizing enabling multiple patient use. ReWalk Rehabilitation provides a valuable means of exercise and therapy. It also enables individuals to evaluate their capacity for using ReWalk Personal in the future. We began marketing ReWalk Rehabilitation for use in hospitals, rehabilitation centers and stand-alone training centers in the United States and Europe in 2011. ReWalk Rehabilitation units are all manufactured according to the same mechanical specifications and are equipped with adjustable sizing for multi-patient use and software that can be configured for the user’s specifications. In December 2020, the Company decided to end the production of this design.

Additionally, we have received regulatory approval to sell the ReWalk device in other countries. In the future we intend to seek approval from the applicable regulatory agencies in other jurisdictions where we may seek to market ReWalk.

Overview of Spinal Anatomy and Spinal Cord Injury

Spinal Anatomy

The spine is the central core of the human skeleton and provides structural support, alignment, and flexibility to the body. It consists of 24 interlocking bones, called vertebrae, which are stacked on top of one another. The spine is comprised of five regions, of which there are three primary regions: cervical, thoracic, and lumbar. In addition, there is also the sacral region, or sacrum, a triangular-shaped bone, and the coccyx, or “tailbone,” the bottom portion of the spine.

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

Market Opportunity

ReWalk’s current and near-term market opportunities include providing a solution for persons with spinal cord injury that can be used in the clinic and/or home settings, and a solution for therapists to use during stroke rehabilitation in their clinics. For persons with spinal cord injury, confinement to a wheelchair can cause severe physical and psychological deterioration, resulting in bad health, poor quality of life, low self-esteem, and high medical expenses. In addition, the secondary medical consequences of paralysis can include difficulty with bowel and urinary tract function, osteoporosis, loss of lean mass, gain in fat mass, insulin resistance, diabetes, and heart disease. The cost of treating these conditions is substantial. The National Spinal Cord Injury Statistical Center, or the NSCISC, estimates that complications related to paraplegia cost, excluding indirect costs such as losses in wages, fringe benefits and productivity, approximately $500,000 in the first-year post-injury and significant additional amounts over the course of an individual’s lifetime. Further, secondary complications related to spinal cord injury can reduce life expectancies for spinal cord injury, or SCI, patients. The young average age at time of injury and significant remaining life expectancy, the likelihood of living at home and lifetime cost of treatment highlight the need for an out-of-hospital solution with demonstrated health and social benefits.

The NSCISC estimates as of 2020 that there were 294,000 people in the United States living with spinal cord injury, or SCI, with an annual incidence of approximately 17,810 new cases per year. Approximately 44,000 of such patients are veterans and are eligible for medical care and other benefits from the VA. With 25 VA spinal cord injury centers, the VA has the largest single network of spinal cord injury care in the United States.

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

Based on information from a 2017 report by the NSCISC, 40.4% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Three published ReWalk trials for SCI patients had an aggregate screening acceptance rate of 79% considering all current FDA limitations, resulting in an estimated 32% of the total population of SCI patients can be considered as candidates for current ReWalk products. For important qualifying information about this determination, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry—The market for medical exoskeletons, including soft suit devices, remains relatively new and unproven, and important assumptions about the potential market for our current and future products may be inaccurate.”

Sales and Marketing activities

Our initial commercialization efforts focused on penetrating rehabilitation centers, hospitals, and similar facilities that treat patients with spinal cord injuries to become an integral part of their rehabilitation programs and to develop a broad-based training network with these facilities to prepare users for home and community use. As our business has developed, we have shifted our commercialization efforts to marketing ReWalk Personal with insurance companies, physicians, and physiotherapists as a standard of care that can be used routinely at home, at work or in the community.

We market and sell our products directly to third party payers, institutions, including rehabilitation centers, individuals and through third-party distributors. We sell our products directly in Germany, the United Kingdom, and the United States and primarily through distributors in our other markets. In our direct markets, we have established relationships with rehabilitation centers and the spinal cord injury community, and in our indirect markets, our distributors maintain these relationships. Sales of ReWalk Personal are generated primarily from the patient base at our rehabilitation centers, referrals through the spinal cord injury community and direct inquiries from potential users.

As of December 31, 2020, we had placed 119 units in use at rehabilitation centers and 492 personal units in a home or community use, compared to 119 units and 453 units, respectively, as of December 31, 2019. In the near future, we intend to continue focusing on our reimbursement efforts, pursuing insurance claims on a case-by-case basis, managing claims through the review process, and investing in efforts to expand commercial reimbursement coverage.

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

In December 2015, the VA issued a national policy for the evaluation, training, and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States.  The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. In June 2018 the VA has updated this policy to include more training options for individuals who could not complete the training due to distance from a VA site. As of December 31, 2020, we had placed 24 units as part of the VA policy. The VA accounted for 10.0% of our total revenues for the year ended December 31, 2020. We continue to work with the VA to accelerate the pace of implementation of the VA policy.

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

As of December 31, 2020, we had 14 cases pending in the United States for insurance coverage decisions. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry— We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors, which risk may be heightened if insurers find the products to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenues that are high enough to allow us to sell our products profitably.”

According to a 2017 report published by the Centers for Medicare and Medicaid Services, or CMS, approximately 55% of the spinal cord injury population which are at least five years post their injury date are covered by CMS. In December 2019, we submitted the first application for code issuance for ReWalk Personal 6.0 and in July 2020, a code was issued for ReWalk Personal 6.0 (effective October 1, 2020), which might later be followed by coverage policy of CMS. While we believe that a positive response from CMS may broaden coverage by private insurers, we cannot currently predict how long it would take for us to receive a decision from CMS nor can we predict other business elements that will be decided by CMS, such as price per unit or product labeling. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry— We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors, which risk may be heightened if insurers find the products to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenues that are high enough to allow us to sell our products profitably.”

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

We initially focused our efforts in Europe in Germany where we continue to make progress toward achieving ReWalk coverage from the various government, private, and worker’s compensation payers. Specifically:

●
In September 2017, Barmer confirmed it will provide ReWalk systems to all qualifying beneficiaries. Barmer provides insurance coverage for nearly ten million people in Germany, as a member of the German Statutory Health Insurance (“SHI”) network and one of the most significant national insurers in the country. Exoskeletons will be provided to users that meet certain inclusion criteria and assessment by the German Health Insurance Medical Service (Medizinischer Dienst der Krankenversicherungen) before and after training. Barmer has already begun processing claims with users entering training for in-home use of an exoskeleton. We remain in discussion with Barmer regarding a contract based on their 2017 decision.

●
In September 2017 Germany’s national social accident insurance provider, DGUV, indicated that the DGUV’s member payers, including the health insurance association Berufsgenossenschaft (also known as BG) and state insurers, will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis. DGUV is comprised of 36 different insurers, which provide coverage for more than 80 million individuals in Germany. Per the agreement, eligible individuals will go to BG clinics for evaluation as a part of the procurement.  In May 2020 the DGUV agreed to a binding offer to the evaluation, training, and supply of the ReWalk Personal 6.0 device to qualified individuals.

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

●
During the year 2020 we have announced several new agreements with SHIs such as TK and DAK-Gesundheit and others as well as the first German Private Health Insurer (“PHI”) that have chosen to enter into an agreement that outlines the process to obtaining a device for eligible insured patients.

Patients who are covered under these contracts and policies must be medically evaluated for their eligibility to use the ReWalk Personal device. If medically qualified, the patient, along with his or her physician, must apply for coverage of the device. If a patient is found eligible and medically fit to use our Personal 6.0 device, we first enter into a rental agreement which allows the patient the necessary period to train on how to use the device and then after approval from the insurer the patient receives a personal device to use at home or in the community. We are currently working with several additional SHIs and PHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal 6.0 device for their beneficiaries within their system.,

As of December 31, 2020, there were 84 insurance cases pending in Germany. We believe that our recent coverage decisions and the existing claims will eventually lead other German insurers, to provide coverage on a broad scale. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry— We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors….”

We continue to support clinical research and academic publications, which we believe will further support the case for coverage.

We have also had success with reimbursement by private insurers and worker’s compensation in other European countries and one of the examples was achieved in March 2018, when the Italian Ministry of Labor and Social Policy’s statutory insurance corporation put in place a coverage policy that will provide exoskeleton systems for all qualifying beneficiaries. This policy, the first of its kind in Italy, will provide individuals with spinal cord injury access to obtain their own ReWalk Personal device so that they can stand and walk again. Since the initiation of coverage, we have supplied 9 units through our Italian distributor to individuals covered by this policy.

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
ReStore exo-suit

The ReStore product is comprised of a soft, fabric-based design which connects to a lightweight waist pack and mechanical cables that help lift the patient’s affected leg in synchronized timing with their natural walking pattern. The lightweight structure wraps around the waist and supports an actuator with a motor, computer, and cable, along with sensors attached to a stable point on the user’s calf and footplate in the user’s shoe. This design transfers forces in a controlled manner and targeted assistance to the patient ankle during forward propulsion (plantarflexion) and ground clearance (dorsiflexion), two key phases of the gait cycle. The ReStore system is designed to provide advantages to stroke rehabilitation clinics and therapists as compared to other traditional therapies and devices by improving the quality and pace of care, supplying real-time analytics to optimize session productivity, and generating ongoing data reports to assist with tracking patient progress. We expect the device may also provide other secondary benefits for rehabilitation clinics, including reducing staffing and/ or equipment requirements, staff fatigue and the risk for potential staff injuries.

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

The main market for ReStore is rehabilitation clinics with a stroke therapy program or clinics that would like to broaden their stroke presence. This product is marketed and sold directly to rehabilitation clinics for use during the course of the treatment of their patients which is generally reimbursed by private payors as well as statutory health insurers and CMS.  During the second half of 2019 we expanded our sales and marketing presence in the U.S. in order to accelerate the product penetration, which was affected by the impact of the COVID-19 pandemic, especially on clinics and hospitals as they shifted resources and attention during 2020.  Geographically we see our priorities as the United States and Europe.

Stroke incidence rate in the United States is 795,000 incidences per year and the survival rate is approximately 80%. Of this stroke population, 80% are left with some type of lower limb disability. This patient population seeks treatment in one of the thousands inpatient, outpatient, skilled nursing facilities and rehabilitation clinics providing therapy. With the clinical evidence we have to date on ReStore, its unique design and the cost-effective offer compared to other products, we believe the ReStore soft-suit has an opportunity to be considered as a standard of care among clinics during their stroke patients therapy, but we also recognize that the process to achieve that might be long and will occur once national or regional healthcare providers include the device within their stroke therapy program. We believe that in order to accelerate adoption, further clinical evidence is required as well as continued education on the new ReStore design and its unique advantages compared to current therapies and products.

As of December 31, 2020, and December 31, 2019, we had placed 21 and 16 ReStore units, respectively.

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

Community Engagement and Education

We devote significant resources to engagement with and education of the spinal cord injury community with respect to the benefits of our SCI Products. We actively seek opportunities to partner with hospitals, rehabilitation centers and key opinion leaders to engage in research and development and clinical activities. We also seek to educate and gain support from organizations such as patient advocacy groups and clinician societies with the goal of promoting adoption of exoskeleton technology from patient, clinician, and payor communities. We believe that our success has been and will continue to be driven in part by our reputation and acceptance within the spinal cord injury community. We are also looking into ways to promote the ReStore device through different advocacy groups to accelerate adoption and support the uniqueness of this technology when compared to current therapies and products.

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

Research and Development

We are committed to investing in a robust research and development program to support our current product line and to potentially develop our pipeline of new and complementary and new products, and we believe that ongoing research and development efforts are essential to our success. Our research and development team consists of both in-house and external staff, including engineers, machinists, researchers and marketing, quality, manufacturing, regulatory and clinical personnel, which we employ in the most efficient way we can and see fit to our current and future needs, who work closely together to design, enhance, and validate our technologies. This research and development team conceptualizes technologies and then builds and tests prototypes before refining and/or redesigning, as necessary. Our regulatory and clinical personnel work in parallel with engineers and researchers, allowing us to anticipate and resolve potential issues at early stages in the development cycle. Our level of research and development investment depends on our available resources, business plans, and future needs. For more information, see “Part I, Item 1A. Risk Factors — Risks Related to Our Business and Our Industry — Our future growth and operating results will depend on our ability to develop, receive regulatory clearance for, and commercialize new products and penetrate new product and geographic markets.

We plan to focus our research and development efforts in the future by continually improving and potentially expanding our functional technological platform, by expanding the indication of use of our lightweight “soft suit” exoskeleton to other medical conditions as well as home therapy or adding a new indication of use. Regarding our Personal 6.0 product we are working on product improvement, expanding our labeling, and in the longer term by developing our next generation device with design improvements. New medical indications that affect the ability to walk may include multiple sclerosis, cerebral palsy, Parkinson’s disease, and elderly assistance.

We conduct our research and development efforts at our facility in Yokneam, Israel. We believe that the close interaction among our research and development and manufacturing groups allows for timely and effective realization of our new product concepts.

Our research and development efforts have been financed, in part, through funding from the Israel Innovation Authority, or the IIA (formerly known as Office of the Chief Scientist in the Israel Ministry of Economy), and from the Israel-U.S. Binational Industrial Research and Development, or BIRD Foundation. From our inception through December 31, 2020, we received funding totaling $1.97 million from the IIA and $500 thousand from the BIRD Foundation. For more information regarding our research and development financing arrangements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Grants and Other Funding.”

Research and Development Collaborations

On May 16, 2016, we entered into the Research Collaboration Agreement, or Collaboration Agreement, and the Exclusive License Agreement, or Harvard License Agreement, with Harvard. Under the Collaboration Agreement, we and Harvard agreed to collaborate on research regarding the development of lightweight soft suit exoskeleton system technologies for lower limb disabilities, which are intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. Under the Collaboration Agreement, we pay Harvard quarterly installment payments to help fund the research. Subject to the terms of the Collaboration Agreement, we and Harvard are required to report our respective research results and findings to each other on a regular basis. The Collaboration Agreement governs ownership of the research results and inventions generated in performance of the research collaboration and provides us the option to negotiate with Harvard for a license to certain new inventions of Harvard conceived in performance of the collaboration.

The Collaboration Agreement was amended on April 1, 2018, to extend the term of the Collaboration Agreement by one year to May 16, 2022, and reallocate the Company’s quarterly installment payments to Harvard through such date, and make certain technical changes. The agreement was further amended on April 30, 2020, to extend the term until February 16, 2023, and with certain adjustments to the quarterly installments, subject to payment of a minimum funding commitment which was already paid as of December 31, 2020. Under applicable circumstances, we may terminate the agreement if there is a loss of Harvard’s principal investigator or if we do not believe that we have or can secure sufficient funding to proceed. The Collaboration Agreement may also be terminated by either Harvard or us due to a material uncured breach by the other party or upon termination of the Harvard License Agreement. If such termination occurs it does not affect the Harvard License Agreement. We may amend the Collaboration Agreement in the future depending on our commercialization focus, market conditions, spending plan, and other factors.

Under the Harvard License Agreement, we are granted an exclusive, worldwide royalty-bearing license under certain patents of Harvard relating to lightweight “soft suit” exoskeleton system technologies for lower limb disabilities, a royalty-free license under certain related know-how and the option to obtain a license under certain inventions conceived under our joint research collaboration. Harvard retains the right to practice the patents for research, educational and scholarly purposes. We are required to use commercially reasonable efforts to develop products under the license in accordance with an agreed-upon development plan and to introduce and market such products commercially. In addition to an upfront fee and royalties on net sales, we are obligated to pay Harvard certain milestone payments upon the achievement of certain product development and commercialization milestones. We also agreed to reimburse Harvard for expenses incurred in connection with the filing, prosecution, and maintenance of the licensed patents.

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

The Collaboration Agreement and Harvard License Agreement contain, as applicable, customary representations and warranties and customary enforcement, indemnification, and insurance provisions. For further discussion of the Collaboration Agreement and Harvard License Agreement, see Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2020.

In September 2013, we entered into a strategic alliance with Yaskawa Electric Corporation (“Yaskawa”), pursuant to which, among other arrangements, we granted Yaskawa the exclusive right to market, distribute and commercialize our products in Japan, China and other East Asian countries. In connection with the closing of the first tranche of the private placement of our ordinary shares to Timwell, on May 15, 2018 we terminated the distribution rights granted to Yaskawa in China (including Hong Kong and Macau). We terminated all other distribution rights granted to Yaskawa effective September 24, 2020.  For more information on the Timwell private placement, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Timwell Private Placement.”

Intellectual Property

Protection of our intellectual property is important to our business. We seek to protect our intellectual property through a combination of patents, trademarks, confidentiality, and assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors and other vendors and contractors. In addition, we rely on trade secrets law to protect our proprietary software and product candidates/products in development.

In addition to ReWalk’s portfolio of issued patents and pending patent applications, the Company licenses certain patented and patented pending technology from a third party as described above under the “Research and Development” section.

As of December 31, 2020, we have 9 issued patents in the United States and 11 issued patents outside of the United States, as well as 13 pending patent applications for our technology in the United States, Canada, China, and Europe. As such, in the United States and Europe, we have apparatus patent claims covering aspects of ReWalk and similar devices which use a plurality of sensors to empower tilt-sensor technology, as well as method patent claims covering certain methods of user activation and control of systems such as ReWalk. While our apparatus claims focus on protecting ReWalk in terms of its physical and structural characteristics, we believe that our method claims provide additional protection for our technology. We do not currently license any of the technology contained in our currently commercialized ReWalk Personal 6.0, other than with respect to technology that is generally publicly available, but we may do so in the future.

Patents filed both in the United States and Europe generally have a life of 20 years from their earliest effective filing date. As the oldest of our issued patents relating to our tilt-sensor technology was filed in May 2001, our patents on that technology do not begin to expire until May 2021.

We currently hold a registered trademark in Israel and the United States, as well as pending trademark applications in Europe and the United Kingdom, for the mark “ReWalk”. We currently hold a registered trademark in United States, Europe and the United Kingdom for the mark “Restore”.

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

Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish “special controls.” These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, most Class II devices require a 510(k) premarket notification to be marketed in the U.S. As a result, manufacturers of most Class II devices are required to submit to the FDA premarket notifications under Section 510(k) of the FFDCA requesting classification of their devices in order to market or commercially distribute those devices. To obtain a 510(k), a substantial equivalence determination for their devices, manufacturers must submit to the FDA premarket notifications demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, or PMA, meaning, (i) a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, (ii) a device that has been reclassified from Class III to Class II or I, or (iii) a device that was found substantially equivalent through the 510(k) process. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the device is not “substantially equivalent” to a previously cleared device, the device is automatically a Class III device. The device sponsor must then fulfill more rigorous premarket approval requirements or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for medical devices that are low to moderate risk but are not substantially equivalent to a predicate device.

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

In June 2019, the FDA issued a 510(k) clearance for ReStore which means that the device can be marketed in the U.S. ReStore is intended to be used to assist ambulatory functions in rehabilitation institutions under the supervision of a trained therapist for people with hemiplegia or hemiparesis due to stroke. ReStore complies with special controls includes the following: compliance with medical device consensus standards; clinical testing to demonstrate safe and effective use considering the level of supervision necessary and the use environment; non-clinical performance testing, including durability testing, to demonstrate that the device performs as intended under anticipated conditions of use; a training program; and labeling related to device use and user training. In order for us to market ReStore, we must comply with both general controls, including controls related to quality, facility registration, reporting of adverse events and labeling, and the special controls established for the device. Failure to comply with the general and special controls could lead to removal of ReStore from the market, which would have a material adverse effect on our business.

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

ReWalk is required by an FDA order under Section 522 of the FFDCA to conduct a post-market study of the ReWalk Personal device. We launched our post-market surveillance study with Stanford University during the second quarter of 2016 and in March 2020 the FDA approved a protocol modification that is expected to supplement data from the clinical study with real-world evidence. For more information on the post-market surveillance study progress, see “Part I, Item 1A. Risk Factors—Risks Related to Government Regulation.”

Our manufacturing processes are required to comply with the applicable portions of the Quality System Regulation that covers the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. We actively maintain compliance with the FDA’s Quality System Regulation, 21 CFR Part 820, and the European Union’s Quality Management Systems requirements, ENISO 13485:2016.

As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. If the FDA believes we or any of our contract manufacturers are not in compliance with the quality system requirements, or other post-market requirements, it has significant enforcement authority. Specifically, if the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications or repair, replacement, or refunds;

●	recalls, withdrawals, or administrative detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying requests for approval of pre-market approval applications relating to new products or modified products;

●	withdrawing PMA approval;

●	refusal to grant export approvals for our products; or

●	pursuing criminal prosecution.

Any such action by the FDA would have a material adverse effect on our business. In addition, these regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction, and continued availability of new products. Where possible, we anticipate these factors in our product development processes.

Regulation outside of the U.S.

In addition to the United States regulations, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. In particular, we are subject to regulation in the E.U., which has directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event (i.e., vigilance) reporting for medical devices. Devices that comply with the requirements of a relevant directive are entitled to bear the CE mark, indicating that the device conforms to the essential requirements of the applicable directive and, accordingly, can be commercially distributed throughout the European Economic Area (i.e., the E.U. Member States plus Norway, Iceland, and Lichtenstein). The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system or specific testing of the manufacturer’s product. We comply with the E.U. requirements and have received the CE mark for all of our ReWalk systems distributed in the E.U.

On May 26, 2021, the Medical Device Regulation will repeal and replace the existing E.U. medical device directive. The new regulation does not set out a radically new system, but envisages, among other things, stricter controls of medical devices, including strengthening of the conformity assessment procedures, and increased expectations with regard to clinical data for devices. Under transitional provisions, medical devices with notified body certificates issued under the existing directive prior to May 26, 2021 may continue to be placed on the market for the remaining validity of the certificate, until May 27, 2024 at the latest. After the expiry of any applicable transitional period, only devices that have been CE marked under the new regulation may be placed on the market in the E.U.

Foreign sales outside of the E.U. (including in the United Kingdom) are subject to the foreign government regulations of the relevant jurisdiction, and we must obtain approval by the appropriate regulatory authorities before we can commence clinical trials or marketing activities in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required to obtain a marketing authorization in the United States or the CE mark in the E.U. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

The policies of the FDA and foreign regulatory authorities may change, and additional government regulations may be enacted that could prevent or delay regulatory approval of our products and could also increase the cost of regulatory compliance. We cannot predict the likelihood, nature, or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

U.S. Anti-kickback, False Claims and Other Healthcare Fraud and Abuse Laws

In the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal healthcare programs. These laws apply to manufacturers of products, such as us, with respect to our financial relationship with hospitals, physicians and other potential purchasers or acquirers of our products. The U.S. government has published regulations that identify “safe harbors” or exemptions for certain practices from enforcement actions under the federal anti-kickback statute, and we will seek to comply with the safe harbors where possible. To qualify for a safe harbor, the activity must fit squarely within the safe harbor. Arrangements that do not meet a safe harbor are not necessarily illegal but must be evaluated on a case by case basis. Other provisions of state and federal law provide civil and criminal penalties for presenting, or causing to be presented, to third-party payers for reimbursement claims that are false or fraudulent, or for items or services that were not provided as claimed. False claims allegations under federal and some state laws may be brought on behalf of the government by private persons, “whistleblowers,” who then receive a share of any recovery.

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

Environmental Matters

We are subject to various environmental, health and safety laws and regulations, including those governing air emissions, water and wastewater discharges, noise emissions, the use, transport, management and disposal of chemicals and hazardous materials, the import, export and registration of chemicals, and the cleanup of contaminated sites. Based on information currently available to us, we do not expect environmental costs and contingencies to have a material adverse effect on us. The operation of our business and facilities, however, entails risks in these areas. Significant expenditures could be required in the future to comply with environmental or health and safety laws, regulations, or requirements.

In Israel, where our contract manufacturer produces all of our products, businesses storing or using certain hazardous materials (including materials necessary for our manufacturing process) are required, pursuant to the Israeli Dangerous Substances Law, 5753-1993, to obtain a toxin permit from the Ministry of Environmental Protection.

In the European marketplace, electrical and electronic equipment is required to comply with the Directive on Waste Electrical and Electronic Equipment, which aims to prevent waste by encouraging reuse and recycling, and the Directive on Restriction of Use of Certain Hazardous Substances, which restricts the use of six hazardous substances in electrical and electronic products. Our products and certain components of such products “put on the market” in the EU (whether or not manufactured in the EU) are subject to these directives. Additionally, we are required to comply with certain laws, regulations, and directives, including the Toxic Substances Control Act in the United States and REACH in the EU, governing chemicals. These and similar laws and regulations require the testing, reporting and registration of certain chemicals we use and ship. We believe we are in compliance in all material respects with applicable environmental laws and regulations.

Manufacturing

ReWalk includes off-the-shelf and custom-made components produced to our specifications by various third parties, for technical and cost-effectiveness. We have contracted with Sanmina Corporation (“Sanmina”), a well-established contract manufacturer with expertise in the medical device industry, for the manufacture of all of our products. Pursuant to this contract, Sanmina manufactures SCI Products and ReStore at its facility in Ma’alot, Israel. All ReWalk Personal units are manufactured pursuant to the same set of specifications, and all ReWalk Rehabilitation units are manufactured pursuant to another set although the Company does not intend to manufacture this design going forward. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements. We may terminate our relationship with Sanmina at any time upon written notice. Either we or Sanmina may terminate the relationship in the event of a material breach, subject to a 30-day cure period. Our agreement with Sanmina contains a limitation on liability that applies equally to both us and Sanmina.

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

We develop certain of the software components internally and license other software components that are generally available for commercial use as open-source software.

We manufacture products based upon internal sales forecasts. We deliver products to customers and distributors based upon purchase orders received, and our goal is to fulfill each customer’s order for products in regular production within two weeks of receipt of the order.

Suppliers

We have contracted with Sanmina for the sourcing of all components and raw materials necessary for the manufacture of our products although there are instances that we purchase raw material ourselves. Components of our products and raw materials come from suppliers in the United States, Europe, China, and Israel, and we depend on certain of these components and raw materials, including certain electronic parts, for the manufacture of our products. To date, we have not experienced significant volatility in the prices of these components and raw materials. However, such prices are subject to a number of factors, including purchase volumes, general economic conditions, currency exchange rates, industry cycles, production levels and scarcity of supply.

We believe that our and Sanmina’s facilities, our contracted manufacturing arrangement, and our supply arrangements are sufficient to support our potential capacity needs for the foreseeable future.

Employees

As of December 31, 2020, we had 49 employees (including full-time and hourly employees), of whom 21 were located in the United States, 15 were located in Israel and 13 were located in Europe. The majority of our employees are, and have been, engaged in sales and marketing activities. We do not employ a significant number of temporary or part time employees.

We are subject to labor laws and regulations within our locations mainly in the U.S., Germany, and Israel. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. Our employees are not represented by a labor union. We consider our relationship with our employees to be good. To date, we have not experienced any work stoppages.

Financial Information about Geographic Areas and Significant Customer Information

The following table sets forth the geographical breakdown of our revenues for each of the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Revenues based on customer’s location:
Israel	$-	2
United States	1,746	2,003
Europe	2,631	2,832
Asia-Pacific	8	36
Latin America	6	—
Africa	2	—
Total revenues	$4,393	$4,873

Additional discussion of financial information by reportable segment and geographic area and sales in excess of 10% of total revenues to certain of our customers is contained in Note 13 to our consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report.

Recent Developments

●	Q4 2020 revenue was $1.2 million and FY 2020 revenue was $4.4 million, compared to $1.2 million in Q4 2019 and $4.9 million in FY 2019;

●	Going concern qualification removed as our cash at the end of the year was $20.3 million and an additional $13.2 million was received through warrants exercises to date in 2021;

●	Continued CMS progress made with issuance of HCPCS Level II Code for ReWalk Exoskeleton enabling an upcoming application for coverage;

●	Expended German reimbursement contracts with additional insurers;

●	FY 2020 operating expenses were $14.2 million compared to $16.8 million in FY 2019.

ITEM 1A. RISK FACTORS

Our business faces significant risks. You should carefully consider all of the information set forth in this annual report and in our other filings with the SEC, including the following risk factors which we face and which are faced by our industry. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks. In that event, the trading price of our ordinary shares would likely decline and you might lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements, as a result of certain factors including the risks described below and elsewhere in this report and our other SEC filings. See also “Special Note Regarding Forward-Looking Statements and Risk Factors Summary” on page (ii).

Risks Related to Our Business and Our Industry

The COVID-19 pandemic has adversely affected and may continue to materially and adversely impact our business, our operations and our financial results.

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

Repairs. In addition, when a region is under movement restrictions we are sometimes unable to repair the device onsite and as a result ship a temporary replacement systems in some cases, provide remote service if possible, deliver service parts directly to our customers or perform the repair onsite when circumstances allow it.  We cannot be certain when social distancing restrictions will be fully lifted and, once they are fully lifted, whether sales of our systems will offset the revenue that we have forgone earlier in the year.  We also cannot be certain that social distancing restrictions or other measures will not be reinstated in the event of a future outbreak of COVID-19 or similar outbreak.

Production and Supply Chain. We had several delays in parts shipment and an increase in shipment costs during 2020. These delays have not affected our product availability, but our manufacturing may be impacted due to supply chain delays or adverse impacts on our production capacity due to government directives or health protocols that might impact our production facility. In addition, given the impact of current limitations on our sales activities, it has become hard for us to effectively forecast our future requirements for systems.  Accordingly, there is a greater risk that we may overproduce or underproduce compared to sales.

Regulatory and clinical trials. Limitations on travel and business closures recommended by federal, state, and local governments, could, among other things, impact our ability to enroll patients in clinical trials, recruit clinical site investigators, and obtain timely approvals from local regulatory authorities.  In our postmarket study that we continue to conduct, we have faced decreased ability to contact patients where a patient’s COVID-19 status is unknown. Regulatory oversight and actions regarding our products have been and may continue to be disrupted or delayed in regions impacted by COVID-19, including the United States and Europe, which have been and may continue to impact review and approval timelines for products in development and/or changes to existing products that need regulatory review and approval.

Negative impacts on our suppliers and employees.  COVID-19 may impact the health of our employees, directors, partners, or customers, reduce the availability of our workforce or those of companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. The adverse effects of such events on us may include disruption to our operations, or demand for our products in the short and/or long term.

Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and operational challenges faced by our customers.  Continued outbreaks of COVID-19 could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn or a global recession that could cause significant volatility or decline in the trading price of our securities, affect our ability to execute strategic business activities, affect demand for our products and likely impact our operating results. These may further limit or restrict our ability to access capital on favorable terms, or at all, lead to consolidation that negatively impacts our business, weaken demand, increase competition, cause us to reduce our capital spend further, or otherwise disrupt our business.

We may not have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products, and may need to take advantage of various forms of capital-raising transactions, future equity financings, strategic transactions, or borrowings may also further dilute our shareholders or place us under restrictive covenants limiting our ability to operate.

We intend to finance operating costs until we reach profitable operation with existing cash on hand, continued close examination of our operating spend and potential reduction in specific areas, issuances of equity and/or debt securities, and other future public or private issuances of securities, or through a combination of the foregoing. We raised approximately $23.2 million in net proceeds during 2020. However, we may need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods.

Raising additional capital in the public markets could entail certain downsides. Although we will become eligible to begin using Form S-3 again on April 1, 2021, we could be limited to selling no more than one-third of our unaffiliated market capitalization, or public float, on Form S-3 in a 12-month period if our public float again falls below $75 million. For more information on our inability to use Form S-3, see “Part II. Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises” below. Additionally, under our December 2020 purchase agreement with certain investors, we agreed for a period of one year following December 3, 2020, not to (i) issue or agree to issue equity or debt securities convertible into, or exercisable or exchangeable for, ordinary shares at a conversion price, exercise price or exchange price which floats with the trading price of the ordinary shares or which may be adjusted after issuance upon the occurrence of certain events or (ii) enter into any agreement, including an equity line of credit, whereby the Company may issue securities at a future-determined price, other than an at–the-market facility with the placement agent, H.C. Wainwright & Co, LLC, beginning on February 1, 2021. Such limitations may inhibit our ability to access capital efficiently. Additionally, due to these limitations on our use of Form S-3 and the use of our current at-the-market offering program with a separate bank, Piper Jaffray & Co., we may be required to seek other methods for access to capital, such as a registration statement on Form S-1.  The preparation of a registration statement on Form S-1 is and has in the past been, more time-consuming and costly. We may also conduct fundraising transactions in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares (similar to a transaction we conducted in December 2020), which could require shareholder approval under the rules of Nasdaq, or other equity raise transactions such as equity lines of credit. In addition to entailing increased capital costs, any such transactions have historically resulted in and could result in substantial dilution of our shareholders’ interests and may also transfer control to a new investor or diminish the value of an investment in our ordinary shares.

We may also need to pursue strategic transactions, such as joint ventures, in-licensing transactions, or the sale of our business or all or substantially all of our assets. We are in discussions routinely with such possible sources of additional funding. These private financings and strategic transactions have in the past and could in the future require significant management attention, disrupt our business, adversely affect our financial results, be unsuccessful or fail to achieve the desired results. Agreements governing any borrowing arrangement may also contain covenants that could restrict our operations.

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

As previously disclosed, on March 24, 2020, we received a notification letter from Nasdaq stating that we failed to comply with the closing bid price requirement of Nasdaq Rule 5550(a) (“Rule 5550(a)”). If our closing bid price is less than $1 per share for 30 consecutive business days, we will be deficient with Rule 5550(a). On May 11, 2020, we received a notice from Nasdaq stating that we have regained compliance with Rule 5550(a) since our share price was above $1 for 10 consecutive business days and that the matter is now closed.  Our closing share price as of February 16, 2021 was $5.20 If we become non-compliant with Rule 5550(a) in the future (absent any relief, such as the temporary relief imposed by Nasdaq during the ongoing COVID-19 pandemic) and we fail to regain compliance with Rule 5550(a) during the rule’s applicable cure period, Nasdaq will notify us that our ordinary shares are subject to delisting. In the case of non-compliance, there can be no assurance that we will be able to regain compliance with the applicable rules.

Additionally, as previously disclosed, in October 2018, we received a notification letter from Nasdaq stating that, under Nasdaq Rule 5550(b), or Rule 5550(b), we failed to comply with the minimum $35 million market value of listed securities requirement for continued listing on the Nasdaq Capital Market as of October 26, 2018 and did not meet the rule’s alternative $2.5 million shareholders’ equity and $500,000 net income standards as of applicable balance sheet and income statement dates. We regained compliance with Rule 5550(b) in April 2019. Our shareholders’ equity was $21.8 million as of December 31, 2020. However, if our quarterly or annual report for a subsequent fiscal period does not evidence such compliance, we may become immediately subject to delisting without a cure period. For example, if we cannot maintain the requisite cash levels for a compliant amount of shareholders’ equity, our ordinary shares may be at serious risk of immediate delisting.

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

We are currently engaged in research and development efforts to address the needs of patients with mobility impairments besides paraplegia, such as stroke, and, in the future, we may engage in efforts to address these needs in patients with other conditions such as multiple sclerosis, cerebral palsy Parkinson’s disease and elderly assistance. We also began commercializing in 2019 our first product for stroke patients, the ReStore. For more information, see “Part, Item 1. Business—ReStore Products” below. In addition to other research and development projects, we currently collaborate with Harvard University’s Wyss Institute for Biologically Inspired Engineering to design, research and develop lightweight exoskeleton system technologies for lower limb disabilities intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. As part of the collaboration, Harvard has also licensed to us certain of its intellectual property relating to lightweight exoskeleton system technologies for lower limb disabilities. We are obligated to use commercially reasonable efforts to develop products under the license in accordance with an agreed-upon development plan and to introduce and market such products commercially.

We expect that a portion of our revenues will be derived, in the next few years, from the ReStore soft suit exoskeleton product and, in later years, if we chose to advance the current designs, from other new products such as a home use device for stroke patients or new products of ours aimed at addressing other medical indications which affect the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance. As such, our future results will depend on our ability to successfully develop and commercialize such new products. We cannot ensure you that we will be able to introduce new products, products currently under development and products contemplated for future development for additional indications in a timely manner, or at all as it depends on our available resources to fund such projects While we received governmental clearance to market our ReStore product on the anticipated timetable in 2019, obtaining clearance for any other soft suit exoskeleton products we may develop could involve an extensive, costly and time-consuming process, which would delay any planned commercialization. For more information on the clearance processes, see “Part I, Item 1. Business—Government Regulation” below.

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

We currently rely, and expect in the future to rely, on sales of our ReWalk and ReStore systems and related service contracts and extended warranties for our revenue. We began marketing in 2019 in the United States and the EU (following the receipt of FDA and CE mark clearance) the ReStore lightweight soft suit exoskeleton, which is designed to support mobility for individuals suffering from other lower limb disabilities. Several factors could negatively affect our ability to achieve and maintain market acceptance of our ReWalk system or our ReStore system, which could in turn materially impair our business, financial condition, and operating results.

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

In addition, we may be unable to sell on a profitable basis current ReWalk systems or other future products for home and community use if third-party payors deny coverage, limit reimbursement, or reduce their levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Several private and national insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases to date, the VA maintains its policy of covering the cost of ReWalk devices for qualifying veterans across the United States and German insurers such as Germany’s national social accident insurance provider, Deutsche Gesetzliche Unfallversicherung (the “DGUV”) indicated that its member payers will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis as the ReWalk device was issued a code in the medical device directory in Germany and in 2020 we announced that we accepted a binding offer with the DGUV to supply our ReWalk Personal 6.0 to qualified patients as well as with other payors in Germany. However, no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among third-party payors in the United States and Germany. Health insurance companies and other third-party payors in the future may also not deliver adequate coverage or reimbursement for our current or future products designed for home and community use. The VA or DGUV or other payors may cancel or materially curtail their current policy of providing coverage ReWalk devices in the United States and Germany for qualifying individuals who have suffered spinal cord injury, or we may not place enough units through to make our sales profitable under their policies. For more information, see “—Risks Related to our Business and our Industry— We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors, which risk may be heightened if insurers find the products to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenues that are high enough to allow us to sell our products profitably.”

•
ReStore. The ReStore system is designed to provide advantages to stroke rehabilitation clinics and therapists as compared to other traditional therapies and devices by minimizing setup time, improving patients’ clinical results during therapy, supplying real-time analytics to optimize session productivity, and generating ongoing data reports to assist with tracking patient progress. Other potential secondary benefits for rehabilitation clinics include reducing staffing requirements, staff fatigue and the risk for potential staff injuries. Since the ReStore device is currently being used only in the rehabilitative clinical setting, its market reception will depend heavily on our ability to demonstrate to clinics and therapists the systemic and economic benefits of using the ReStore device, its clinical advantage when compared to other devices or manual therapy, the functionality of the device for a significant portion of the patients that they treat and the overall advantages that the device provides to their patients compared to other technologies.

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

Our business strategy is based, in part, on our estimates of the number of mobility-impaired individuals and the incurrence of spinal cord injuries and strokes in our target markets, and the percentage of those groups that would be able to use our current and future products. Limited sources exist to obtain reliable market data with respect to the number of mobility-impaired individuals and the incurrence of spinal cord injuries and strokes in our target markets. In addition, there are no third-party reports or studies regarding what percentage of those with limited mobility, spinal cord injuries would be able to use exoskeletons, in general, or our current or planned future products, in particular. Our assumptions may be inaccurate and may change.

The National Spinal Cord Injury Statistical Center, or NSCISC, estimates that as of 2019 there were 291,000 people in the United States living with SCI, and that the annual incidence of SCI cases is approximately 17,730 new cases per year. Based on information from a 2017 report by the NSCISC, 40.6% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Three published ReWalk trials with respect to such eligible SCI patients had an aggregate screening acceptance rate of 79% considering all current FDA limitations, resulting in an estimated 32% of the total population of SCI patients being qualified candidates for current ReWalk products under its medical labeling criteria. There may be other permanent or short-term factors that affect the market size such as the ability to use the device in the user’s current home environment and available companion support. With regards to our ReStore product for stroke rehabilitation, as the indication of use is currently in rehabilitation clinics our target market is based on the number of current and future clinics who treat stroke patients. Although there are thousands of inpatient, outpatient, skilled nursing facilities and rehabilitation clinics providing therapy in the U.S. for example we believe that only a portion of the clinics will decide to include ReStore in their stroke rehab program. For more information on our expectations regarding these plans, see “—Our future growth and operating results will depend on our ability to develop and commercialize new products and penetrate new markets” below. For more information regarding the potential market for future products, including our lightweight soft suit exoskeleton, see “Part I, Item 1. Business—ReWalk Personal and ReWalk Rehabilitation Products—Market Opportunity” above.

We cannot assure you that our estimate regarding our current products is accurate or that our estimate regarding future products will remain the same. FDA or CE mark clearance for such products, if received at all, may contain different limitations from the ones the FDA or EU has placed on the devices we currently market for paraplegia. If our estimates of our current or future addressable market are incorrect, our business may not develop as we expect, and the price of our securities may suffer.

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

We expect that in the future a significant source of payment for ReWalk systems will be private insurance plans and managed care programs, government programs such as the VA, Medicare and Medicaid, worker’s compensation, and other third-party payors. We have similar expectations for our ReStore product, although we possess less information regarding the payment by third-party payors for this product as we only began commercializing it in 2019.

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

Many private third-party payors use coverage decisions and payment amounts determined by the Center for Medicare and Medicaid Services (the “CMS”), which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. We have started the process of obtaining reimbursement coverage from CMS, and in July 2020, CMS issued a Healthcare Common Procedure Coding System Level II Code for ReWalk Personal 6.0 (effective October 1, 2020). These codes are used to identify medical products and supplies and to facilitate insurance claim submissions and processing for these items. However, while we believe that any ultimate positive reimbursement response by CMS will broaden coverage by private insurers, we cannot currently predict how long it would take for us to receive a coverage decision from CMS for any of our products nor can we predict other business elements that will be decided by CMS such as the price per unit or product labeling requirements. Even with a positive decision from CMS regarding a product of ours, future action by CMS or other government agencies may diminish possible payments to physicians, outpatient centers and/or hospitals that purchase our products for use by their patients and possible payments to individuals who purchase the ReWalk Personal for their own use. Additionally, a decision by CMS to provide reimbursement could influence other payors, including private insurers. If CMS declines to provide for reimbursements of our products or if its reimbursement price is lower than that of other payors, our products may not be reimbursed at a cost-effective level or at all. Those private third-party payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for purchase of our products or their use in a hospital or rehabilitative setting. In addition, we expect that the purchase of ReWalk Rehabilitation systems and the ReStore system, as it is currently being sold for use in rehabilitative settings, will require the approval of senior management at hospitals or rehabilitation facilities, inclusion in the hospitals’ or rehabilitation facilities’ budget process for capital expenditures, and in the case of ReWalk Personal, fundraising, and financial planning or assistance.

Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. These cost control methods include prospective payment systems, capitated rates, benefit redesigns and an exploration of other cost-effective methods of delivering healthcare. These cost control methods potentially limit the amount that healthcare providers may be willing to pay for electronic exoskeleton medical technology if they provide coverage at all. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or provide insufficient levels of reimbursement.

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

Although we were incorporated in 2001, we did not begin selling ReWalk Rehabilitation until 2011, and we did not begin selling ReWalk Personal in Europe until 2012. We began selling ReWalk Personal in the United States in the third quarter of 2014, as we received FDA clearance to do so in June 2014. We began selling our ReStore product in the United States and Europe in June 2019 following receipt of FDA and CE mark clearance, respectively. Therefore, we have limited operating history upon which you can evaluate our business plan and prospects. Our business plan and prospects must be considered in light of the potential problems, delays, uncertainties and complications encountered in connection with a more newly established business. The risks include, but are not limited to, that:

•	a market will not sufficiently develop for our products;

•	we will not be able to develop scalable products and services, or that, although scalable, our products and services will not be economical to market;

•	we will not be able to establish brand recognition and competitive advantages for our products;

•	we will not receive necessary regulatory clearances or approvals for our products; and

•	our competitors market an equivalent or superior product or hold proprietary rights that preclude us from marketing our products.

There are no assurances that we can successfully address these challenges. If we are unsuccessful, our business, financial condition and operating results could be materially and adversely affected.

If we are unable to leverage our sales, marketing and training infrastructure, including in light of our reduced corporate spending, we may fail to increase our sales.

A key element of our long-term business strategy is the continued leveraging of our sales, marketing, training, and reimbursement infrastructure, through the training, retaining and motivating of skilled sales and marketing representatives and reimbursement personnel with industry experience and knowledge. Our ability to derive revenue from sales of our products depends largely on our ability to market the products and obtain reimbursements for them. In order to continue growing our business efficiently, we must therefore coordinate the development of our sales, marketing, training and reimbursement infrastructure with the timing of regulatory approvals, decisions regarding reimbursements, limited resources consideration and other factors in various geographies. Managing and maintaining our sales and marketing infrastructure is expensive and time consuming, and an inability to leverage such an organization effectively, or in coordination with regulatory or other developments, could inhibit potential sales and the penetration and adoption of our products into both existing and new markets. However, certain decisions we make regarding staffing in these areas in our efforts to maintain an adequate spending level could have unintended negative effects on our revenues, such as by weakening our sales infrastructure, impairing our reimbursement efforts and/or harming the quality of our customer service. As we have done throughout the past several years, we intend to continue to evaluate our spending throughout 2020 and focus our resources in areas we believe will support our growth.

Additionally, we expect to face significant challenges as we manage and continue to improve our sales and marketing infrastructure and work to retain the individuals who make up those networks. Newly hired sales representatives require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, if we are not able to retain, subject to our plans to cut operating expenses, and continue to recruit our network of internal trainers, we may not be able to successfully train customers on the use of ReWalk or ReStore, which could inhibit new sales and harm our reputation. If we are unable to expand our sales, marketing, and training capabilities, we may not be able to effectively commercialize our products, or enhance the strength of our brand, which could have a material adverse effect on our operating results.

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

We also rely on third-party suppliers, which contract directly with Sanmina, to supply certain components of our products, and in some cases, we purchase these components ourselves. Sanmina does not have long-term supply agreements with most of its suppliers and, in many cases, makes purchases on a purchase order basis. Sanmina’s ability to secure adequate quantities of such products may be limited. Suppliers may encounter problems that limit their ability to manufacture components for our products, including financial difficulties or damage to their manufacturing equipment or facilities. If Sanmina fails to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed, and our business could suffer.

Our results of operations and liquidity could be adversely impacted by supply chain disruptions and operational challenges faced by our manufacturer or suppliers. Sanmina generally uses a small number of suppliers for ReWalk and ReStore. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality, and delivery schedules. Such risks are heightened in light of the interruptions in supply chains and distribution networks related to the COVID-19 pandemic. If any one or more of our suppliers ceases to provide sufficient quantities of components in a timely manner or on acceptable terms, Sanmina would have to seek alternative sources of supply. It may be difficult to engage additional or replacement suppliers in a timely manner. Failure of these suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Sanmina also may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or other regulatory agencies, and the failure of Sanmina’s suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. It could also require Sanmina to cease using the components, seek alternative components or technologies and we could be forced to modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

There are several other companies developing technology and devices that compete with our products. Our principal competitors in the medical exoskeleton market consist of Ekso Bionics, Parker Hannifin, FREE Bionics, Rex Bionics, Cyberdyne, and others. These companies have products currently available for institutional use and in some cases personal use. We expect some of such products to become available for personal use in the next few years especially as we continue to expand coverage by different payors and geographies. In addition, we compete with alternative devices and alternative therapies, including treadmill-based gait therapies, such as those offered by Hocoma, AlterG, Aretech, Reha Technology and Bioness. Our competitor base may change or expand as we continue to develop and commercialize our soft suit exoskeleton product in the future. These or other medical device or robotics companies, academic and research institutions, or others, may develop new technologies or therapies that provide a superior walking experience, are more effective in treating the secondary medical conditions that we target or are less expensive than ReWalk, ReStore or future products. Our technologies and products could be rendered obsolete by such developments. We may also compete with other treatments and technologies that address the secondary medical conditions that our products seek to mitigate.

Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, and other resources than we do or may be more successful in attracting potential customers, employees, and strategic partners. In addition, potential customers, such as hospitals and rehabilitation centers, could have long-standing or contractual relationships with competitors or other medical device companies. Potential customers may be reluctant to adopt ReWalk or ReStore, particularly if it competes with or has the potential to compete with or diminish the need/utilization of products or treatments supported through these existing relationships. If we are not able to compete effectively, our business and results of operations will be negatively impacted.

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

While we expect that the percentage of our sales generated from independent distributors will decrease over time as we continue to focus our resources on achieving reimbursement within our direct markets in the United States and Europe, we believe that some percentage of our sales will continue to be generated by independent distributors in the future. None of our independent distributors has been required to sell our products exclusively. Our distributor agreements generally have one-year initial terms and automatic renewals for an additional year. If any of our key independent distributors were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our product margins to be lower than if we directly marketed and sold our products.

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

Sales of ReWalk generally include a two-year warranty for parts and services, other than for normal wear and tear. We also provide customers with the option to purchase an extended warranty for up to an additional three years. In the beginning of 2018, we updated our service policy for new devices sold to include a 5-year warranty. Our ReStore product offering includes a two-year warranty for parts and services. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated expenditures for parts and services, which could have a material adverse effect on our operating results.

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

When an exoskeleton is used by a paralyzed individual to walk, the individual relies completely on the exoskeleton to hold him or her upright. In addition, our products incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. If any part of our product’s hardware or software were to fail, the user could experience death or serious injury. Additionally, users may not use our or maintain our products in accordance with safety, storage and training protocols, which could enhance the risk of death or injury. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, additional regulatory filings, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

The medical device industry has historically been subject to extensive litigation over product liability claims. We have been, and anticipate that as part of our ordinary course of business we may be, subject to product liability claims alleging defects in the design, manufacture, or labeling of our products. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts.

We may not be able to enhance our product offerings through our research and development efforts.

In order to increase our sales and our market share in the exoskeleton market, it is best to enhance and broaden our research and development efforts and product offerings in response to the evolving demands of people with paraplegia or paralysis and healthcare providers, as well as competitive technologies. We are also currently involved in ongoing research and development efforts directed to the needs of patients with other mobility impairments, such as stroke, and began commercializing our ReStore product for stroke patients in 2019. Depending on our future resources and business focus, we plan to address these needs in patients with other conditions or devices for stroke patients to be used at home, improving our current products, or developing products to address additional medical conditions such as multiple sclerosis, Parkinson’s disease or cerebral palsy and support elderly assistance. We may decide to invest our business development resources in partnerships, licensing agreements and other ways that will provide us new product offerings without significant research and development activities. We may not be successful in developing, obtaining regulatory approval for, or marketing our currently proposed products and products proposed to be created in the future. In addition, notwithstanding our market research efforts, our future products may not be accepted by consumers, their caregivers, healthcare providers or third-party payors who reimburse consumers for our products. The success of any proposed product offerings will depend on numerous factors, including our ability to:

•
identify the product features that people with paraplegia or paralysis, their caregivers, and healthcare providers are seeking in a medical device that restores upright mobility and successfully incorporate those features into our products;

•
identify the product features that people with stroke, multiple sclerosis or other similar indications require while the products are used at home as well as what items are valuable to the clinics that provide them rehabilitation;

•	develop and introduce proposed products in sufficient quantities and in a timely manner;

•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third-parties;

•	demonstrate the safety, efficacy, and health benefits of proposed products; and

•	obtain the necessary regulatory approvals for proposed products.

If we fail to generate demand by developing products that incorporate features desired by consumers, their caregivers or healthcare providers, or if we do not obtain regulatory clearance or approval for proposed products in time to meet market demand, we may fail to generate sales sufficient to achieve or maintain profitability. We have in the past experienced, and we may in the future experience, delays in various phases of product development, including during research and development, manufacturing, limited release testing, marketing, and customer education efforts. Such delays could cause customers to delay or forgo purchases of our products, or to purchase our competitors’ products. Even if we are able to successfully develop proposed products when anticipated, these products may not produce sales in excess of the costs of development, and they may be quickly rendered obsolete by changing consumer preferences or the introduction by our competitors of products embodying new technologies or features.

 We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop our products and to pursue new geographic or product markets. Proposing, negotiating, and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. For example, we have entered into agreements with MediTouch and Myolyn for the distribution of their products in the U.S. We also collaborate with Harvard University’s Wyss Institute for Biologically Inspired Engineering for the research, design, development, and commercialization of lightweight exoskeleton system technologies for lower limb disabilities, aimed to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. Our arrangements with MediTouch, Myolyn and Harvard, may not be as productive or successful as we hope.

Additionally, as we pursue these arrangements and choose to pursue other collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships in the future, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement. This could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators. Our collaborators may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. Any such disputes could result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements.

Risks Related to Government Regulation

We have submitted medical device reports, or MDRs, to the FDA (and equivalent authorities outside of the United States) for numerous serious injuries relating to use of the ReWalk Personal system, and conducted a voluntary correction related to certain use instructions in the device’s labeling, which the FDA classified as a Class II recall. If our product may have caused or contributed to a death or a serious injury, or if our product malfunctioned and the malfunction’s recurrence would be likely to cause or contribute to a death or serious injury, we must submit an MDR to the FDA (and equivalent authorities outside of the United States), which could result in voluntary corrective actions or enforcement actions, such as mandatory recalls.

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

In June 2018, we received a letter from the FDA agreeing with our decision to initiate a corrective action for the ReWalk, classifying the recall action as a Class II recall, and requesting that we make regular status reports to the FDA regarding our progress. While the FDA has statutory authority to require a recall, most recalls are undertaken voluntarily when a medical device is defective, when it could present a risk to health, or when it is both defective and presents a risk to health. In January 2019, we submitted a recall termination request to the FDA. In November 2019, the FDA informed us that it considered the recall action terminated. In September 2018, we submitted to the FDA revised labeling that incorporates the revised use instructions intended to prevent the tibia/fibula fractures as a special 510(k). The special 510(k) was not accepted by FDA because it was administratively incomplete, and we withdrew the submission. In January 2020 we submitted a new 510(k) to the FDA for both the revised labeling/use instructions and additional changes to the device. This new 510(k) was not accepted by FDA because it was administratively incomplete and, accordingly, FDA notified ReWalk on January 22, 2020 of the Refuse-to-Accept (RTA) designation. The company was in communication with the FDA and has resubmitted an updated 510(k) in February 2020 which was cleared on May 27, 2020. In September 2019, we also submitted a revised technical file with the additional device changes to the EU notified body and were notified in December 2019 that the extension of our certification had been granted.

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

Recent political changes in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, global trade, and government policy that could substantially impact our business and the medical device industry generally. Certain proposals, if enacted into law, could impose limitations on the prices we will be able to charge for our ReWalk system or any products we may develop and offer in the future, or the amounts of reimbursement available for such products from governmental agencies or third-party payers. Additionally, any reduction in reimbursement from Medicare or other government-funded federal programs, including the VA, or state healthcare programs could lead to a similar reduction in payments from private commercial payors. The FDA’s policies may also change, and additional government regulations may be issued that could prevent, limit, or delay regulatory approval of our future products, or impose more stringent product labeling and post-marketing testing and other requirements. For instance, in September 2017, members of the U.S. Congress introduced legislation with the announced intention to repeal and replace major provisions of the PPACA. Although this proposed legislation ultimately failed to pass, Congress succeeded in repealing the PPACA’s individual mandate as part of the U.S. Tax Cuts and Jobs Act of 2017 (TCJA).

In January 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the 2.3% excise tax imposed on manufacturers and importers for certain sales of medical devices through December 31, 2019. Absent further legislative action, the device excise tax was to be reinstated on medical device sales starting January 1, 2020.  The Further Consolidated Appropriations Act, 2020 H.R. 1865 (Pub.L.116-94), signed into law on December 20, 2019, repealed the medical device excise tax previously imposed by Internal Revenue Code Section 4191.

On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA.  In December 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether portions of the law remain invalid. The case is currently under consideration by the U.S. Supreme Court, and a decision is expected by the summer of 2021. It is unclear what effect this decision and other efforts to repeal and replace the ACA will have on our business.

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

We began the study on June 13, 2016, with Stanford University as the lead investigational site. In August 2016, the FDA sent us a letter stating that, based on its evaluation of our corrective and preventive actions in response to the September 2015 Warning Letter, it appeared we had adequately addressed the violations cited in the September 2015 Warning Letter. As part of our study, we provided the FDA with the required periodic reports on the study’s progress, in a few cases with delay, and we intend to continue providing the FDA with periodic reports as required. Through these reports, we made the FDA aware that due to enrollment issues, we were unable to satisfy the target enrollment specified in the original study protocol.  As of December 31, 2020, we had three active centers participating in the study (one site is closed and another site is on hold), but only two sites have successfully enrolled patients.  Twelve subjects have enrolled in the study, three have completed the study, and one is using the device in the community. This is substantially below the required number of patients included in our original study protocol.

In March 2020, FDA approved a modified postmarket study protocol that will supplement data from the clinical study with real-world evidence and the study status was updated to progress adequate in September 2020. ReWalk is actively collecting the real-world evidence in order to fulfill the postmarket study order requirements.  However, despite the revised study protocol there can be no assurance that we will be able to satisfy the post-market study requirements. Additionally, we are experiencing some study disruptions due to COVID-19 pandemic. The Company has been engaging with FDA on how to manage and address these study disruptions.If we cannot meet FDA requirements for the post-market study or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 40% of our revenues in the year ended December 31, 2020 from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

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

We are subject to extensive governmental regulations relating to the manufacturing, labeling, and marketing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.

Our medical products and manufacturing operations are subject to regulation by the FDA, the European Union, and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, storage, installation, servicing, advertising, promoting, marketing, distribution, import, export and market surveillance of our products.

Our products are regulated as medical devices in the United States under the FFDCA as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes (Class I, Class II or Class III) depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. For more information, see “Part I, Item 1. Business—Government Regulation” above

In June 2014, the FDA granted our petition for “de novo” classification, which provides a route to market for medical devices that are low to moderate risk, but are not substantially equivalent to a predicate device, and classified ReWalk as Class II subject to certain special controls. The ReWalk is intended to enable individuals with spinal cord injuries to perform ambulatory functions under supervision of a specially trained companion, and inside rehabilitation institutions. The special controls established in the de novo order include the following: compliance with medical device consensus standards; clinical testing to demonstrate safe and effective use considering the level of supervision necessary and the use environment; non-clinical performance testing, including durability testing to demonstrate that the device performs as intended under anticipated conditions of use; a training program; and labeling related to device use and user training. In order for us to market ReWalk, we must comply with both general controls, including controls related to quality, facility registration, reporting of adverse events and labeling, and the special controls established for the device. Failure to comply with these requirements could lead to an FDA enforcement action, which would have a material adverse effect on our business.

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

Following the introduction of a product, the governmental agencies will periodically review our manufacturing processes and quality controls, and we are under a continuing obligation to ensure that all applicable regulatory requirements continue to be met. The process of complying with the applicable good manufacturing practices, adverse event reporting and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing, or sale of our devices. In addition, if we fail to comply with applicable regulatory requirements, it could result in fines or delays of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation, as well as enforcement actions against us.

For example, the FDA could request that we recall our ReWalk Personal 6.0 or ReStore device. For more information on certain deficiencies previously identified by the FDA in our mandatory post-market surveillance study on our ReWalk Personal 6.0, see “—Risks Related to Government Regulation—While we addressed the observations that FDA cited in a 2015 warning letter related to our mandatory post-market surveillance study and initiated the study, we are currently experiencing enrollment issues that make our study progress inadequate. Going forward, if we cannot meet certain FDA requirements and enrollment criteria for the study or otherwise satisfy FDA requests promptly, or if our study produces unfavorable results, we could receive additional FDA warnings, which could materially and adversely affect our commercial success.”

In addition, governmental agencies may impose new requirements regarding registration or labeling that may require us to modify or re-register our products or otherwise impact our ability to market our products in those countries. The process of complying with these governmental regulations can be costly and time consuming, and could delay or prevent the production, manufacturing, or sale of our products. In the European Union, for example, a new Medical Device Regulation includes additional premarket and post-market requirements, as well as potential product reclassifications or more stringent commercialization requirements that could adversely affect our CE mark. Penalties for regulatory non-compliance with the Medical Device Regulation could also be substantial, including fines, revocation or suspension of CE mark and criminal sanctions.

If we or our third-party manufacturers fail to comply with the FDA’s Quality System Regulation, or QSR, our manufacturing operations could be interrupted.

We and our manufacturer Sanmina are required to comply with the FDA’s QSR which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of our products. We, Sanmina, and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we or our distributors market our products abroad. We continue to monitor our quality management in order to improve our overall level of compliance. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If our facilities or those of Sanmina or our suppliers are found to be in violation of applicable laws and regulations, or if we, Sanmina, or our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications or repair, replacement, or refunds;

●	operating restrictions or partial suspension or total shutdown of production;

●	recalls, withdrawals, or administrative detention or seizure of our products;

●	refusing or delaying requests for approval of pre-market approval applications relating to new products or modified products;

●	withdrawing a PMA approval;

●	refusing to provide Certificates for Foreign Government;

●	refusing to grant export approval for our products; or

●	pursuing criminal prosecution.

Any of these sanctions could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands and could have a material adverse effect on our reputation, business, results of operations, and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

We are subject to various laws and regulations, including “fraud and abuse” laws and anti-bribery laws, which, if violated, could subject us to substantial penalties.

Medical device companies such as ours have faced lawsuits and investigations pertaining to alleged violations of numerous statutes and regulations, including anti-corruption laws and health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and the U.S. Foreign Corrupt Practices Act, or the FCPA. See “Business-Government Regulation” above.

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

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change and may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with U.S. or international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

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

Our management team consists of few employees, as the majority of our employees are engaged in sales and marketing and research and development activities. For more information, see “Part I, Item 1. Business—Employees” above. In light of such constraints on its time, personnel and finances, our management may not be able to implement programs and policies in an effective and timely manner to respond adequately to the heightened legal, regulatory and reporting requirements applicable to us. In the past, for example, we have not always been able to respond on a timely basis to requests from regulators, although we have not to date experienced any long-term material adverse consequences as a result. For more information, see “—Risks Related to Government Regulation—While we addressed the observations that FDA cited in a 2015 warning letter related to our mandatory post-market surveillance study and initiated the study, we are currently experiencing enrollment issues that make our study progress inadequate. Going forward, if we cannot meet certain FDA requirements and enrollment criteria for the study or otherwise satisfy FDA requests promptly, or if our study produces unfavorable results, we could receive additional FDA warnings, which could materially and adversely affect our commercial success” above. Similar deficiencies, weaknesses, or lack of compliance with public company, medical device and other regulations could harm our reputation in the capital markets or for quality and safety, negatively affect our ability to maintain our public company status and to develop, commercialize or continue selling our products on a timely and effective basis, and cause us to incur sanctions, including fines, injunctions, and penalties.

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

Risks Related to Our Intellectual Property and Information Technology

We depend on computer and telecommunications systems we do not own or control and failures in our systems or a cybersecurity attack or breach of our IT systems or technology could significantly disrupt our business operations or result in sensitive customer information being compromised which would negatively materially affect our reputation and/or results of operations.

We have entered into agreements with third parties for hardware, software, telecommunications, and other information technology services in connection with the operation of our business. It is possible we or a third party that we rely on could incur interruptions from a loss of communications, hardware or software failures, a cybersecurity attack or a breach of our IT systems or technology, computer viruses or malware. We believe that we have positive relations with our vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or to our information systems or any of those operated by a third party that we rely on could significantly disrupt our business operations.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems, and to fraudulently induce employees, customers, or others to disclosure information or unwittingly provide access to systems or data. A cyberattack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers, including technical support for our ReWalk devices. While we have certain cybersecurity safeguards in place designed to protect and preserve the integrity of our information technology systems, we have experienced and expect to continue to experience actual or attempted cyberattacks of our IT systems or networks. However, none of these actual or attempted cyberattacks has had a material effect on our operations or financial condition.

Additionally, we have access to sensitive customer information in the ordinary course of business. If a significant data breach occurred, our reputation may be adversely affected, customer confidence may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse effect on us. For more information, see “—Risks Related to Government Regulation—If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.” above.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks, confidentiality, and assignment agreements with our employees and certain of our contractors, and confidentiality agreements with certain of our consultants, scientific advisors, and other vendors and contractors. In addition, we rely on trade secret law to protect our proprietary software and product candidates/products in development. For more information, see Business—Intellectual Property.

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

Litigation to establish or challenge the validity of patents, or to defend against or assert against others infringement, unauthorized use, enforceability, or invalidity, can be lengthy and expensive and may result in our patents being invalidated or interpreted narrowly and restricting our ability to be granted new patents related to our pending patent applications. Even if we prevail, litigation may be time consuming, force us to incur significant costs, and could divert management’s attention from managing our business while any damages or other remedies awarded to us may not be valuable. In addition, U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to re-examination and review proceedings in the U.S. Patent and Trademark Office. Foreign patents may also be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings may be expensive and could result in the loss of a patent or denial of a patent application, or the loss or reduction in the scope of one or more of the claims of a patent or patent application.

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

Robotics and exoskeleton technologies have been developing rapidly in recent years. We are aware of several other companies developing competing exoskeleton devices for individuals with limited mobility and we expect the level of competition and the pace of development in our industry to increase. For more information, see “Part I, Item 1. Business—Competition” above. While we believe our tilt-sensor technology provides a more natural and superior method of exoskeleton activation, which creates a better user experience, as well as that our licensed technology used in our ReStore device is unique and provides better results when compared to other products, a variety of other activation and control methods exist for exoskeletons, several of which are being developed by our competitors, or may be developed in the future. As a result, our patent portfolio and proprietary technology and processes may not provide us with a significant advantage over our competitors, and competitors may be able to design and sell alternative products that are equal to or superior to our products without infringing on our patents. In addition, upon the expiration of our current patents, we may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage. If we are unable to maintain a competitive advantage, our business and results of operations may be materially adversely affected.

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

Filing, prosecuting, maintaining, and defending patents on each of our products in all countries throughout the world would be prohibitively expensive, and thus our intellectual property rights outside the United States are limited. In addition, the laws of some foreign countries, especially developing countries, such as China, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all countries, or from selling or importing products made using our inventions in the jurisdictions in which we do not have (or are unable to effectively enforce) patent protection. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement may not be as strong as in the United States. These products may compete with our products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, strategic partners, competitors, or others in the chain of commerce may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to prevent or detect.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. Proceedings to enforce our patent rights in the United States or foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert patent infringement or other claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights in the United States and around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license from third parties.

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

Determining whether a product infringes a patent involves complex legal and factual issues and the outcome of patent litigation is often uncertain. Even though we have conducted research of issued patents, no assurance can be given that patents containing claims covering our products, technology or methods do not exist, have not been filed or could not be filed or issued. In addition, because patent applications can take years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents that our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, published applications that initially do not appear to be problematic may issue with claims that potentially cover our products, technology, or methods.

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

As of February 16, 2021, 5,752,726 ordinary shares were issuable pursuant to the exercise of warrants, with exercise prices ranging from $1.25 to $118.75 per warrant, issued in private and registered offerings of ordinary shares and warrants in November 2016, November 2018, February 2019, April 2019, June 2019, February 2020, July 2020 and December 2020. We have registered with the SEC all of these warrants and/or the resale of the shares issuable upon their exercise. There were also 6,679 ordinary shares issuable pursuant to the exercise of warrants granted to Kreos Capital V (Expert Fund) Limited (“Kreos”), in connection with the December 30, 2015 signed loan agreement (the “Loan Agreement”) in January and December 2016, with an exercise price that is now set to $7.50 per warrant. For more information, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises”, in each case below.

All shares sold pursuant to an offering covered by a registration statement would be freely transferable. With respect to the outstanding warrants, there may be certain restrictions on the holders to sell the underlying ordinary shares to the extent they are restricted securities, held by “affiliates” or would exceed certain ownership thresholds. Certain of our largest shareholders, may also have limitations under Rule 144 under the Securities Act on the resale of certain ordinary shares they hold unless they are registered for resale under the Securities Act. Despite these limitations and the liquidity we may gain from cash exercises of outstanding warrants, if we, our existing shareholders, or their affiliates sell a substantial number of the above-mentioned ordinary shares in the public market, the market price of our ordinary shares could decrease significantly. Shareholders may also incur substantial dilution if holders of our warrants exercise their warrants to purchase ordinary shares, which could lower the market price of our ordinary shares. Any such decrease could impair the value of your investment in us.

Future grants of ordinary shares under our equity incentive plans to our employees, non-employee directors and consultants, or sales by these individuals in the public market, could result in substantial dilution, thus decreasing the value of your investment in our ordinary shares, and certain grants may also require shareholder approval.

We have historically used, and continue to use, our ordinary shares as a means of both rewarding our employees, non-employee directors, and consultants and aligning their interests with those of our shareholders. As of December 31, 2020, 1,925,237 ordinary shares remained available for issuance to our and our affiliates’ respective employees, non-employee directors, and consultants under our equity incentive plans, including 1,320,917 ordinary shares subject to outstanding awards (consisting of outstanding options to purchase 69,606 ordinary shares and 1,251,311 ordinary shares underlying unvested RSUs. For more information, see Note 8c to our consolidated financial statements for the year ended December 31, 2020 below.

Additionally, to the extent registered on a Form S-8, ordinary shares granted or issued under our equity incentive plans will, subject to vesting provisions, lock-up restrictions, and Rule 144 volume limitations applicable to our “affiliates,” be available for sale in the open market immediately upon registration. Sales of a substantial number of the above-mentioned ordinary shares in the public market could result in a significant decrease in the market price of our ordinary shares and have a material adverse effect on an investment in our ordinary shares.

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

We are a “smaller reporting company” under the rules of the Securities Act and the Exchange Act. As a result, we may choose to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we are not required to provide market risk disclosures, a contractual obligations table in our management’s discussion and analysis of our financial condition and results of operations or selected financial data in our annual report. Additionally, as long as we continue to be a smaller reporting company, we may continue to use reduced compensation disclosure obligations, and, provided we are also a “non-accelerated filer,” we will not be obligated to follow the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain both (i) a smaller reporting company and “non-accelerated filer” until the last day of the fiscal year in which we have at least $100 million in revenue and at least $700 million in aggregate market value of ordinary shares held by non-affiliated persons and entities (known as “public float”), or, alternatively, if our revenues exceed $100 million, (ii) a smaller reporting company until the last day of the fiscal year in which our public float was at least $250.0 million and a “non-accelerated filer” until the last day of the fiscal year in which our public float was at least $75.0 million (in each case, with respect to public float, as measured as of the last business day of the second quarter of such fiscal year).

We cannot predict or otherwise determine if investors will find our securities less attractive as a result of our reliance on exemptions as a smaller reporting company and/or “non-accelerated filer.” If some investors find our securities less attractive as a result, there may be a less active trading market for our ordinary shares and the price of our ordinary shares may be more volatile.

We are subject to ongoing costs and risks associated with determining whether our existing internal controls over financial reporting systems are compliant with Section 404 of the Sarbanes-Oxley Act, and if we fail to achieve and maintain adequate internal controls it could have a material adverse effect on our stated results of operations and harm our reputation.

We are required to comply with the internal control, evaluation, and certification requirements of Section 404 of the Sarbanes-Oxley Act and the Public Company Accounting Oversight Board. Once we no longer qualify as a “smaller reporting company” and “non-accelerated filer,” our independent registered public accounting firm will need to attest to the effectiveness of our internal control over financial reporting under Section 404.

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

Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement any of the required changes to our internal control over financial reporting effectively or efficiently or are required to do so earlier than anticipated, it could adversely affect our operations, financial reporting and/or results of operations and could result in an adverse opinion on internal controls from our management and our independent auditors. Further, if our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and our share price may suffer.

U.S. holders of our ordinary shares may suffer adverse U.S. tax consequences if we are characterized as a passive foreign investment company, or a PFIC, under Section 1297(a) of the Code.

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Passive income for this purpose generally includes, among other things, certain dividends, interest, royalties, rents, and gains from commodities and securities transactions and from the sale or exchange of property that gives rise to passive income. Passive income also includes amounts derived by reason of the temporary investment of funds, including those raised in an offering. In determining whether a non-U.S. corporation is a PFIC, a proportionate share of the income and assets of each corporation in which it owns, directly or indirectly, at least a 25% interest (by value) is taken into account.

The determination of whether we are a PFIC will depend on the nature and composition of our income and the nature, composition, and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our ordinary shares, which may be volatile. If we are characterized as a “controlled foreign corporation,” or a “CFC”, under Section 957(a) of the Code and not considered publicly traded throughout the relevant taxable year, however, the passive asset test may be applied based on the adjusted tax bases of our assets instead of the fair market value of each asset (as described above). Under recently released final Treasury Regulations, however, if we are treated as publicly traded for at least 20 trading days during the relevant taxable year, our assets would generally be required to be measured at their fair market value, even if we are a CFC.

Based on our gross income and assets, the market price of our ordinary shares, and the nature of our business, we believe that we may have been a PFIC for the taxable year ended December 31, 2020. However, this determination is subject to uncertainty. In addition, there is a significant risk that we may be a PFIC for future taxable years, unless the market price of our ordinary shares increases, or we reduce the amount of cash and other passive assets we hold relative to the amount of non-passive assets we hold. Accordingly, no assurances can be made regarding our PFIC status in one or more subsequent years, and our U.S. counsel expresses no opinion with respect to our PFIC status in the taxable year ended December 31, 2020, and also expresses no opinion with respect to our predictions or past determinations regarding our PFIC status in the past or in the future.

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

Our ordinary shares were first publicly offered in our initial public offering in September 2014, at a price of $300.00 per share, and our ordinary shares have subsequently traded as high as $1,092.75 per share and as low as $0.41 per share through February 16, 2021. All prices have been adjusted to reflect our 25-to-1 reverse stock split, which we effected in 2019. The market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors. Moreover, while there is no established public trading market for the warrants offered in our follow-on public offerings, and we do not expect one to develop, our ordinary shares will be issuable pursuant to exercise of these warrants. Because the warrants are exercisable into our ordinary shares, volatility, or a reduction in the market price of our ordinary shares could have an adverse effect on the trading price of the warrants. Factors which may cause fluctuations in the price of our ordinary shares include, but are not limited to:

●	actual or anticipated fluctuations in our growth rate or results of operations or those of our competitors;

●	customer acceptance of our products;

●	announcements by us or our competitors of new products or services, commercial relationships, acquisitions, or expansion plans;

●	announcements by us or our competitors of other material developments;

●	our involvement in litigation;

●	changes in government regulation applicable to us and our products;

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

In addition, the stock markets have experienced extreme price and volume fluctuations. Broad market and industry factors may materially harm the market price of our ordinary shares, regardless of our operating performance. Technical factors in the public trading market for our ordinary shares may produce price movements that may or may not comport with macro, industry or Company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our ordinary shares and any related hedging or other technical trading factors. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company, as was the case for ReWalk in a securities class action dismissed in full in November 2020. If we become involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted.

Risks Related to Our Incorporation and Location in Israel

Our technology development and quality headquarters and the manufacturing facility for our products are located in Israel and, therefore, our results may be adversely affected by economic restrictions imposed on, and political and military instability in, Israel.

Our technology development and quality headquarters, which houses substantially all of our research and development and our core research and development team, including engineers, machinists, and quality and regulatory personnel, as well as the facility of our contract manufacturer, Sanmina, are located in Israel. Many of our employees, directors and officers are residents of Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, Hamas (an Islamist militia and political group in the Gaza Strip), Hezbollah (an Islamist militia and political group in Lebanon) and other armed groups. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could materially and adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. In particular, an interruption of operations at the Tel Aviv airport related to the conflict in the Gaza Strip or otherwise could prevent or delay shipments of our components or products. Although we maintain inventory in the United States and Germany, an extended interruption could materially and adversely affect our business, financial condition, and results of operations.

Recent political uprisings, social unrest, and violence in various countries in the Middle East and North Africa, including Israel’s neighbors Egypt and Syria, are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries and has raised concerns regarding security in the region and the potential for armed conflict. Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Any losses or damages incurred by us could have a material adverse effect on our business. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among parties hostile to Israel in areas that neighbor Israel, such as the Syrian government, Hamas in Gaza and Hezbollah in Lebanon. Any armed conflicts, terrorist activities or political instability in the region could materially and adversely affect our business, financial condition, and results of operations.

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

Some of our operations in Israel, referred to as “Beneficiary Enterprises,” carry certain tax benefits under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law. Substantially all of our future income before taxes can be attributed to these programs. If we do not meet the requirements for maintaining these benefits or if our assumptions regarding the key elements affecting our tax rates are rejected by the tax authorities, they may be reduced or cancelled, and the relevant operations would be subject to Israeli corporate tax at the standard rate. In addition to being subject to the standard corporate tax rate, we could be required to refund any tax benefits that we may receive in the future, plus interest and penalties thereon. Even if we continue to meet the relevant requirements, the tax benefits that our current “Beneficiary Enterprises” receive may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, as all of our Israeli operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by way of acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. For a discussion of our current tax obligations, see “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have received Israeli government grants for certain of our research and development activities and we may receive additional grants in the future. The terms of those grants restrict our ability to manufacture products or transfer technologies outside of Israel, and we may be required to pay penalties in such cases or upon the sale of our company.

From our inception through December 31, 2020, we received a total of $1.97 million from the Israel Innovation Authority, or the IIA. We may in the future apply to receive additional grants from the IIA to support our research and development activities. With respect to such grants, we are committed to paying royalties at a rate of 3.0% on sales proceeds up to the total amount of grants received, linked to the dollar, and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even after payment in full of these amounts, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research, Development and Technological Innovation Law, 1984, or the R&D Law, and related regulations, with respect to those past grants. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and of the manufacturing or manufacturing rights of such products, technologies, or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approvals at all.

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

Provisions of Israeli law and our Articles of Association may delay, prevent, or otherwise impede a merger with, or an acquisition of, us, even when the terms of such a transaction are favorable to us and our shareholders.

Israeli corporate law regulates mergers, requires tender offers for acquisitions of shares above specified thresholds, requires special approvals for transactions involving directors, officers or significant shareholders and regulates other matters that may be relevant to such types of transactions. For example, a tender offer for all of a company’s issued and outstanding shares can only be completed if the acquirer receives positive responses from the holders of at least 95% of the issued share capital. Completion of the tender offer also requires approval of a majority of the offerees that do not have a personal interest in the tender offer, unless at least 98% of the company’s outstanding shares are tendered. Furthermore, the shareholders, including those who indicated their acceptance of the tender offer (unless the acquirer stipulated in its tender offer that a shareholder that accepts the offer may not seek appraisal rights), may, at any time within six months following the completion of the tender offer, petition an Israeli court to alter the consideration for the acquisition. Israeli law also requires a “special tender offer” in certain cases where a shareholder crosses the 25% or 45% holding threshold, and it imposes procedural and special voting requirements for the approval of a merger in certain cases.

Our Articles of Association provide that our directors (other than external directors, a requirement of Israeli corporate law from which we have opted out in accordance with an exemption for which we are currently eligible) are elected on a staggered basis, such that a potential acquirer cannot readily replace our entire board of directors at a single annual general shareholder meeting. This could prevent a potential acquirer from receiving board approval for an acquisition proposal that our board of directors opposes.

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

In late March 2019, following the receipt of shareholder approval, we filed the Third Amended and Restated Articles of Association of the Company with the Registrar of Companies of the State of Israel to reflect a 1-for-25 reverse share split increase and to increase the Company’s authorized share capital after the effect of the reverse share split. As a result, the Company is now authorized to issue 60,000,000 ordinary shares, of which 33,445,454 ordinary shares were outstanding as of February 16, 2021. The objective of the increase in authorized share capital was to maintain our flexibility following the reverse share split to conduct future issuances of our ordinary shares, in the ordinary course from time to time, to fund our operations, consistent with our historical practice of raising financing through equity and debt issuances.

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

The newly available authorized shares resulting from the reverse share split may have the potential to limit the opportunity for our shareholders to dispose of their ordinary shares at a premium. We currently do not have any acquisitions or other major transactions planned that would require us to increase our authorized share capital, and our board does not intend to use the increase of the newly authorized reserve as an anti-takeover device. However, the authorized shares could, in theory, also be used to resist or frustrate a third-party transaction that is favored by a majority of the independent shareholders (for example, by permitting issuances that would dilute the share ownership of a person seeking to effect a change in the composition of the board or management of the Company or contemplating a tender offer or other transaction for the combination of the Company with another company).

It may be difficult to enforce a judgment of a U.S. court against us, our officers, and directors, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors.

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

General Risks

Exchange rate fluctuations between the U.S. dollar, the Euro and the NIS may negatively affect our earnings.

The U.S. dollar is our functional and reporting currency. Since 2015, most of our expenses were denominated in U.S. dollars and the remaining expenses were denominated in NIS and euros. Until 2018, most of our revenues were denominated in U.S. dollars and the remainder of our revenues was denominated in euros and British pound, whereas in the last two years our euro revenues are higher than our U.S dollar revenues. Accordingly, any appreciation of the NIS or Euro relative to the U.S. dollar would adversely impact our net loss or net income, if any. For example, we are exposed to the risks that the shekel may appreciate relative to the dollar, or, if the shekel instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the shekel, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected.

We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the shekel against the dollar. For example, while the shekel appreciated against the dollar at a rate of approximately 7% during the fiscal year 2020 and 8% during the fiscal year of 2019, the rate of devaluation of the shekel against the dollar was approximately 7% in 2017. This had the effect of increasing the dollar cost of our operations in Israel. If the dollar cost of our operations in Israel increases once again, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

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

We are subject to a complex system of laws and regulations related to international trade, including economic sanctions and export control laws and regulations. We also depend on our distributors and agents for compliance and adherence to local laws and regulations in the markets in which they operate. Significant political or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the presidential administration in the United States or the U.K.’s exit from the E.U. (known as “Brexit”), are difficult to predict and may have a material adverse effect on us. For example, in the United States, the Trump administration imposed tariffs on imports from China, Mexico, Canada, and other countries, and expressed support for greater restrictions on free trade and increase tariffs on goods imported into the United States. Changes in U.S. political, regulatory, and economic conditions or in its policies governing international trade and foreign manufacturing and investment in the United States could adversely affect our sales in the United States.

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

Our operations may be adversely impacted by the U.K.’s recent exit from the European Union.

The U.K.’s June 2016 referendum, in which voters approved an exit from the European Union (commonly referred to as “Brexit”), and subsequent negotiations related to Brexit have caused and may continue to cause volatility in the global stock markets, currency exchange rate fluctuations and global economic uncertainty, which could adversely affect our ability to transact business in the U.K. and in countries in the EU. On January 31, 2020, the U.K. formally ceased to be part of the EU. Although the U.K. has passed legislation regarding the immediate impact of the U.K.’s withdrawal from the EU, it is still unclear what terms, if any, may be agreed within the U.K. and between the U.K. and other countries on many aspects of fiscal policy, cross-border trade, and international relations, both in the final outcome and for any transitional period. Because this is an unprecedented event, it is also unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect our customers and our operations in the U.K. and Europe. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations.

As a result of Brexit, the global markets and currencies have been adversely impacted, including a decline in the value of the British pound as compared to the U.S. dollar. A potential devaluation of the local currencies of our international buyers relative to the U.S. dollar may impair the purchasing power of our international buyers and could cause international buyers to decrease their participation in our marketplaces or use of our products. Further, volatility in exchange rates resulting from Brexit is expected to continue in the short term as the U.K. negotiates its exit from the E.U. We translate sales and other results of our activities in the U.K. denominated in British pounds into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Finally, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult, or costly in terms of compliance. In addition, Brexit may lead other E.U. member countries to consider referendums regarding their E.U. membership. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

Our business may be materially affected by changes to fiscal and tax policies. Potentially negative or unexpected tax consequences of these policies, or the uncertainty surrounding their potential effects, could adversely affect our results of operations and share price.

The U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) made significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “IRC”). Such changes include a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limitations on certain corporate deductions and credits, among other changes. In addition, the TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced.

While to date we believe the effect of the TCJA in our Consolidated Financial Statements the application of accounting guidance for various items, and the ultimate impact of the TCJA on our business are not material, the final impacts of the TCJA could be materially different from our analysis. For example, adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations. The U.S. Treasury Department, the Internal Revenue Service (the “IRS”), and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation which may materially affect our results of operations.  In addition, the Biden presidential administration may implement further changes to U.S. tax policy, including an increase in the U.S. corporate income tax rate. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to the Company’s effective tax rate.

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

We may seek to grow our business through acquisitions of complementary products or technologies, and the failure to manage acquisitions, or the failure to integrate them with our existing business, could have a material adverse effect on our business, financial condition, and operating results.

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

We have no current commitments with respect to any acquisition or licensing. We do not know if we will be able to identify such acquisitions or licensing we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results, and financial condition.

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

The failure of our or our service providers’ information technology systems or our products’ software to perform as we anticipate or our failure to effectively implement new information technology systems could disrupt our entire operation or adversely affect our software products and could result in decreased sales, increased overhead costs, and product shortages, all of which could have a material adverse effect on our reputation, business, financial condition, and operating results.

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

We have benefited substantially from the leadership and performance of our senior management. For example, we depend on our Chief Executive Officer’s experience successfully scaling an early-stage medical device company, as well as the experience of other members of management. Our success will depend on our ability to retain our current management. Competition for senior management in our industry is intense and we cannot guarantee that we will be able to retain our personnel. Additionally, we do not carry key man insurance on any of our current executive officers. The loss of the services of certain members of our senior management could prevent or delay the implementation and completion of our strategic objectives or divert management’s attention to seeking qualified replacements.

 Shutdowns of the U.S. federal government could materially impair our business and financial condition.

Development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown or budget sequestration occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets, such as through the declaration of effectiveness of registration statements and obtain necessary capital in order to properly capitalize and continue our operations.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR in the future may adversely affect the value of any outstanding debt instruments.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in our term loans such that the interest due to our creditors pursuant to a term loan extended to us is calculated using LIBOR. Most of our term loan agreements contain a stated minimum value for LIBOR.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. At this time, due to a lack of consensus existing as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. However, if LIBOR ceases to exist, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Additionally, these changes may have an adverse impact on the value of or interest earned on any LIBOR-based marketable securities, loans, and derivatives that are included in our financial assets and liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Yokneam, Israel, our U.S. headquarters are located in Marlborough, Massachusetts, and our European headquarters are located in Berlin, Germany.

All of our facilities are leased, and we do not own any real property. The table below sets forth details of the square footage of our current leased properties, all of which are fully utilized. We have no material tangible fixed assets apart from the properties described below.

Square feet (approximate)
Marlborough, Massachusetts	11,850
Yokneam, Israel	11,500
Berlin, Germany	753
Total	24,103

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

Where the Company determines an unfavorable outcome is not probable or reasonably estimable, the Company does not accrue for any potential litigation loss. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity, or financial condition.

As previously disclosed, between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired the Company’s ordinary shares pursuant and/or traceable to its registration statement on Form F-1 (File No. 333-197344) used in connection with the Company’s initial public offering (the “IPO”) were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. The actions involved claims under various sections of the Securities Act and the Exchange Act against the Company, certain of its current and former directors and officers, the underwriters of the Company’s IPO and certain other defendants. The four actions commenced in the Superior Court of the State of California, County of San Mateo were dismissed in January 2017 for lack of personal jurisdiction, and the action commenced in the United States District Court for the Northern District of California was voluntarily dismissed in March 2017. Additionally, the two actions commenced in the Superior Court of the Commonwealth of Massachusetts, Suffolk County (the “Superior Court”) were consolidated in December 2017, and voluntarily dismissed with prejudice in November 2018, after the District Court for the District of Massachusetts partially dismissed the related claims in that court and the parties in the Superior Court entered a stipulation of dismissal with prejudice.

The action commenced in the United States District Court for the District of Massachusetts (the “District Court”), alleging violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, was partially dismissed in August 2018. In particular, the District Court granted the motion to dismiss the claims under Sections 11 and 15 of the Securities Act, finding that the plaintiff failed to plead a false or misleading statement in the IPO registration statement. In May 2019, the court subsequently denied the plaintiff’s motion to amend to pursue Exchange Act claims and the complaint was dismissed. Thereafter, the plaintiff timely appealed to the United States Court of Appeals for the First Circuit, which subsequently affirmed the dismissal and the denial of the plaintiff’s motion to amend in August 2020. The plaintiff did not file a petition for certiorari for appeal of the case to the Supreme Court of the United States by the deadline on November 24, 2020. Thus, as of December 31, 2020, all eight actions had been dismissed, with such judgments being final and non-appealable.

For more information, see Note 2t and Note 7e to the Company’s consolidated financial statements set forth in “Part II, Item 8. Financial Statements and Supplementary Data” of this annual report.

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

However, non-Israeli corporations will not be entitled to the foregoing exemption if Israeli residents (i) have a controlling interest of more than 25% in such non-Israeli corporation or (ii) are the beneficiaries of, or are entitled to, 25% or more of the revenues or profits of such non-Israeli corporation, whether directly or indirectly. Such exemption is not applicable to a person whose gains from selling or otherwise disposing of the shares are deemed to be a business income. Additionally, under the United States-Israel Tax Treaty, or the treaty, the disposition of shares by a shareholder who (i) is a U.S. resident (for purposes of the treaty), (ii) holds the shares as a capital asset, and (iii) is entitled to claim the benefits afforded to such person by the treaty, is generally exempt from Israeli capital gains tax. Such exemption will not apply if: (i) the capital gain arising from the disposition can be attributed to a permanent establishment in Israel; (ii) the shareholder holds, directly or indirectly, shares representing 10% or more of the voting capital during any part of the 12-month period preceding the disposition, subject to certain conditions; or (iii) such U.S. resident is an individual and was present in Israel for 183 days or more during the relevant taxable year. In such case, the sale, exchange, or disposition of our ordinary shares should be subject to Israeli tax, to the extent applicable; however, under the treaty, the taxpayer would be permitted to claim a credit for such taxes against the U.S. federal income tax imposed with respect to such sale, exchange, or disposition, subject to the limitations under U.S. law applicable to foreign tax credits. If the above exemptions from capital gains tax are not available, corporations will be subject to the corporate tax rate (23%) on capital gains derived from the sale of shares.  The treaty does not relate to U.S. state or local taxes.

In some instances where our shareholders may be liable for Israeli tax on the sale of their ordinary shares, the payment of the consideration may be subject to the withholding of Israeli tax at source. If the above exemptions from capital gains tax are not available, individuals will be subject to a 25% tax rate on real capital gains derived from the sale of shares as long as the individual is not a substantial shareholder of the corporation issuing the shares (in which case the individual will be subject to a 30% tax rate), and corporations will be subject to a 23% corporate tax rate. A substantial shareholder is generally a person who alone or together with such person’s relative or another person who collaborates with such person on a permanent basis, holds, directly or indirectly, at least 10% of any of the means of control of the corporation, including the right to vote, receive profits, nominate a director or an executive officer, receive assets upon liquidation, or order someone who holds any of the aforesaid rights how to act, regardless of the source of such right. A substantial shareholder will be subject to tax at a rate of 30% in respect of capital gains derived from the sale of shares issued by a corporation in which he or she is a substantial shareholder. The determination of whether the individual is a substantial shareholder will be made on the date on which the securities are sold. In addition, the individual will be deemed to be a substantial shareholder if at any time during the 12 months preceding the date of the sale he or she was a substantial shareholder.

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

Individuals who are subject to tax in Israel are also subject to an additional tax at the rate of 3% on annual income exceeding a certain threshold (NIS 647,640 for 2021, linked to the annual change in the Israeli Consumer Price Index), including, but not limited to, income derived from dividends, interest, and capital gains.

Stock Performance Graph

The following stock performance graph represents the cumulative total shareholder return for the period September 12, 2014 (the date upon which trading of our ordinary shares commenced) through December 31, 2020 for our ordinary shares, compared to the Nasdaq Composite Index and the Nasdaq Medical Equipment Index. The returns shown in the graph below may not be indicative of future performance.

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

Recent Sales of Unregistered Equity Securities

All sales of unregistered equity securities during the covered period were disclosed on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial data, which is derived from our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. The selected consolidated statements of operations data for the years ended December 31, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of December 31, 2020, and 2019 are derived from our audited consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report. The selected consolidated statement of operations data for the years ended December 31, 2017 and December 31, 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 has been derived from our audited consolidated financial statements not included in this annual report.

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

	Year ended December 31
	(In thousands, except share and per share data)
	2020	2019	2018	2017	2016
Revenues	$4,393	$4,873	$6,545	$7,753	$5,869
Cost of revenues	2,204	2,147	3,720	4,652	5,133
Gross profit	2,189	2,726	2,825	3,101	736

Operating expenses:
Research and development, net	3,459	5,348	7,349	6,042	9,028
Sales and marketing	5,754	6,167	7,897	11,360	13,961
General and administrative	4,980	5,259	6,793	7,691	8,188

Total operating expenses	14,193	16,774	22,039	25,093	31,177

Operating loss	(12,004)	(14,048)	(19,214)	(21,992)	(30,441)

Loss on extinguishment of debt	—	—	—	313	—
Financial expenses, net	921	1,496	2,466	2,293	2,059

Loss before income taxes	(12,925)	(15,544)	(21,680)	(24,598)	(32,500)
Taxes on income (tax benefit)	51	7	(5)	119	3

Net loss	$(12,976)	$(15,551)	$(21,675)	$(24,717)	$(32,503)

Net loss per ordinary share, basic and diluted (1)	$(0.82)	$(2.70)	$(14.72)	(30.57)	(61.66)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	15,764,980	5,763,317	1,472,499	808,557	527,096

	As of December 31,
	(in thousands)
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$20,350	$16,253	$9,546	$14,567	$23,678
Total assets	28,067	24,372	14,962	22,863	31,763

Accumulated deficit	(181,445)	(168,469)	(152,918)	(131,220)	(106,492)
Total shareholders’ equity	$21,774	$10,780	$1,945	$3,707	$8,260

(1)
Net loss per ordinary share, basic and diluted, is calculated by dividing our net loss excluding dividends accrued on our convertible preferred shares outstanding during the period presented by the weighted average number of shares outstanding during the period presented. See Note 2s to our consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report.

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

Overview

We are an innovative medical device company that is designing, developing, and commercializing robotic exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. We have developed and are continuing to commercialize our ReWalk Personal and ReWalk Rehabilitation devices for individuals with spinal cord injury (“SCI Products”), which are exoskeletons designed for individuals with paraplegia that use our patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement.

We have also developed and began commercializing our ReStore device in June 2019. ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke. During the second quarter of 2020 we have finalized and moved to implement two separate agreements to distribute additional product lines in the U.S. market. The Company will be the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States and will also have distribution rights for the MYOLYN MyoCycle FES cycles to U.S. rehabilitation clinics and personal sales through the U.S. Department of Veterans Affairs (“VA”) hospitals and other personal sales. These new products will improve our product offering to clinics as well as patients within the VA as they both have similar clinician and patient profile.

Our principal markets are the United States and Europe. In Europe, we have a direct sales operation in Germany and the United Kingdom and work with distribution partners in certain other major countries. We have offices in Marlborough, Massachusetts, Berlin, Germany and Yokneam, Israel, where we operate our business from.

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as the ReWalk Personal, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the U.S. Department of Veterans Affairs, or the VA, issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of December 31, 2020, we had placed 24 units as part of the VA policy.

 According to a 2017 report published by the Centers for Medicare and Medicaid Services, or CMS, approximately 55% of the spinal cord injury population which are at least five years post their injury date are covered by CMS. In July 2020, a code was issued for ReWalk Personal 6.0 (effective October 1, 2020), which might later be followed by coverage policy of CMS.

Additionally, to date, several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases. In Germany, we continue to make progress toward achieving ReWalk coverage from the various government, private and worker’s compensation payors. In September 2017, each of German insurer BARMER GEK (“Barmer”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), indicated that they will provide coverage to users who meet certain inclusion and exclusion criteria. In February 2018, the head office of German statutory health insurance, or SHI, Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal 6.0 exoskeleton system in the German Medical Device Directory. This decision means that ReWalk will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. During the year 2020 we announced several new agreements with German SHIs such as TK and DAK Gesundheit and others as well as the first German Private Health Insurer (“PHI”) that have chosen to enter into an agreement that outlines the process of obtaining a device for eligible insured patient. We are currently working with several additional SHIs and PHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal 6.0 device for their beneficiaries within their system.

During the second quarter of 2020 we finalized and moved to implement two separate agreements to distribute additional product lines in the U.S. market. The Company will be the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States and will also have distribution rights for the MYOLYN MyoCycle FES cycles to U.S. rehabilitation clinics and personal sales through the VA hospitals. These new products will improve our product offering to clinics as well as patients within the VA as they both have similar clinician and patient profile. We have incurred net losses and negative cash flow from operations since inception and anticipate this to continue in the near term. We will continue to evaluate spending while continuing to focus resources on activities to commercialize the Restore device for stroke patients, achieving additional commercial reimbursement coverage decisions for our ReWalk Personal device, continued research and development activities related mainly to our product line maintenance as well as our soft exo-suit design and activities related to our FDA 522 postmarket study.

For information on the effects to our Company from the ongoing COVID-19 pandemic, see “Part I, Item 1. Business—Evolving COVID-19 Pandemic.”

Components of Our Statements of Operations

Revenues

We currently rely, and in the future will rely, on sales and rentals of our ReWalk Personal 6.0 device, our ReStore device, additional devices such as MyoCycle and MediTouch which we are distributing (“Distributed Products”) and related service contracts and extended warranties for our revenue. Our revenue is generated from a combination of third-party payors, institutions, and self-payors, including private and government employers. Payments for our products by third party payors have been made primarily through case-by-case determinations. Third-party payors include, without limitation, private insurance plans and managed care programs, government programs including the VA, and worker’s compensation payments. We expect that third-party payors will be an increasingly important source of revenue in the future as well as clinics that will be interested in the ReStore device. In December 2015, the VA issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury.

All of our ReWalk Personal and ReWalk Rehabilitation systems sold until the end of 2017 were covered by a two-year warranty from the date of purchase, which is included in the purchase price. We offer customers the ability to purchase, any time during the initial warranty period, an extended warranty for up to three additional years. Both warranties cover all elements of the systems, including the batteries, other than normal wear and tear. In the beginning of 2018, we updated our service policy for new devices sold to include a five-year warranty. Our ReStore device is sold with a two-year warranty. The Distributed Products warranty ranges between one year to ten years depending on the specific product and part.

Cost of Revenues and Gross Profit

Cost of revenue consists primarily of systems purchased from our outsourced manufacturer, Sanmina, salaries, personnel costs including non-cash share-based compensation, associated with manufacturing and inventory management, training and inspection, warranty and service costs, shipping and handling and manufacturing startup and transition costs. Cost of revenues also includes royalties and expenses related to royalty-bearing research and development grants and sales and marketing grants.

Our gross profit and gross margin as a percentage of sales is influenced by a number of factors, including primarily the volume and price of our products sold and fluctuations in our cost of revenues. We expect gross profit as a percentage of sales will improve in the future as we increase our sales volumes and decrease the product manufacturing costs.

Operating Expenses

Research and Development Expenses, Net

Research and development expenses, net consist primarily of salaries, related personnel costs including share-based compensation, supplies, materials and consulting expenses related to product design and development, clinical studies, regulatory submissions, patent costs, sponsored research costs and other expenses related to our product development and research programs. We expense all research and development expenses as they are incurred.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, related personnel costs including share-based compensation for sales, marketing and reimbursement personnel, travel, marketing, advertisement, public relations activities, and consulting costs. Also included in the sales and marketing expenses are the costs associated with our reimbursement activities in the United States and Germany.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries, related personnel costs including share-based compensation for our administrative, finance, and general management personnel, professional services, and insurance.

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

On December 30, 2015, we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million. In connection with the Loan Agreement we issued to Kreos a warrant to purchase up to 4,771 of our ordinary shares at an exercise price of $241.00 as we drew down $12.0 million under the Loan Agreement, which amount was increased to 6,679 ordinary shares upon an additional drawdown of $8.0 million. On June 9, 2017, $3.0 million of the outstanding principal amount was extended by an additional three years with the same interest rate and became subject to repayment in accordance with, and subject to the terms of a secured convertible promissory note (the “Kreos Convertible Note”). On November 20, 2018, the Company agreed to repay $3.6 million to Kreos in satisfaction of all outstanding indebtedness under the Kreos Convertible Note and other related payments, including prepayment costs and end of loan payments and Kreos agreed to terminate the Kreos Convertible Note. The Company repaid Kreos the $3.6 million by issuing to Kreos 192,000 units and 288,000 pre-funded units at the applicable public offering prices for an aggregate price of $3.6 million (including the aggregate exercise price for the ordinary shares to be received upon exercise of the pre-funded warrants, assuming Kreos exercises all of the pre-funded warrants it purchased as part of the Company’s public offering. The Company and Kreos also agreed to revise the principal and the repayment schedule under the Kreos Loan Agreement. Additionally, Kreos and the Company entered into the Kreos Warrant Amendment, which amended the exercise price of the warrant to purchase 6,679 ordinary shares currently held by Kreos from $241.00 to $7.50. On December 29, 2020, the Company repaid in full the remaining loan principal amount to Kreos including the end of loan payments, and by that discharged all of its obligations to Kreos.

For further discussion of the Loan Agreement with Kreos, see “-Liquidity and Capital Resources” below and also Note 6 to our audited consolidated financial statements below.

Taxes on Income

As of December 31, 2020, we had not yet generated taxable income in Israel. As of that date, our net operating loss carry forwards for Israeli tax purposes amounted to approximately $182.4 million and our net operating loss carry forwards for U.S. tax purposes amounted to approximately $291 thousands After we utilize our net operating loss carry forwards, we are eligible for certain tax benefits in Israel under the Law for the Encouragement of Capital Investments, 1959. Our benefit period currently ends ten years after the year in which we first have taxable income in Israel provided that the benefit period will not extend beyond 2024.

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

Grants and Other Funding

Israel Innovation Authority (formerly known as Office of the Chief Scientist)

From our inception through December 31, 2020, we have received a total of $1.97 million in funding from the IIA, $1.57 million of which are royalty-bearing grants, while $400 thousand were received in consideration for an investment in our preferred shares. Out of the royalty-bearing grants received, we have paid royalties to the IIA in the total amount of $88 thousand. The agreements with IIA require us to pay royalties at a rate of 3% on sales of ReWalk systems and related services up to the total amount of funding received, linked to the dollar, and bearing interest at an annual rate of LIBOR applicable to dollar deposits. If we transfer IIA-supported technology or know-how outside of Israel, we will be liable for additional payments to IIA depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. As of December 31, 2020, the aggregate contingent liability to the IIA was $1.6 million. For more information, see “Part I, Item 1A. Risk Factors-We have received Israeli government grants for certain of our research and development activities and we may receive additional grants in the future. The terms of those grants restrict our ability to manufacture products or transfer technologies outside of Israel...”

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

Our revenues for 2020 and 2019 were as follows (dollars in thousands, except unit amounts)

	Years Ended December 31,
	2020	2019
Personal unit revenues	$4,220	$4,674
Rehabilitation unit revenues	$173	$199
Revenues	$4,393	$4,873

Revenues decreased by $480 thousand, or 10%, during 2020 compared to 2019. The decrease in revenues for was driven primarily by the impact of the COVID-19 pandemic, as we had limited market access which resulted in volume reduction of our Personal 6.0 devices.

In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the ReStore and other products to rehabilitation clinics and personal users.

Gross Profit

Our gross profit for 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Gross profit	$2,189	$2,726

Gross profit was 50% of revenue for 2020, compared to gross profit of 56% of revenue for 2019. Our gross profit declined as our volume reduced due to the impact from COVID-19 (as discussed under “Evolving COVID-19 Pandemic” and higher inventory write-off of our older designs that have reached end of production offset with increase in our average selling price.

We expect our gross profit to improve assuming we increase our sales volumes which could also decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we expect upon the launch period of our new ReStore and Distributed Products as well as due to an increase in the cost of product parts.

Research and Development Expenses, Net

Our research and development expenses, net for 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,
	2019	2018
Research and development expenses, net	$3,459	$5,348

Research and development expenses, net, decreased by $1.9 million, or 35%, during 2020 compared to 2019. The decrease is attributable to decreased personnel and personnel related expenses and decreased consulting costs associated with the development and clinical study costs of our ReStore soft suit exoskeleton.

We intend to focus our research and development expenses mainly on our current products maintenance as well as developing our “soft suit” exoskeleton for additional indications affecting the ability to walk or a home use design.

Sales and Marketing Expenses

Our sales and marketing expenses for 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Sales and marketing expenses	$5,754	$6,167

Sales and marketing expenses decreased by $413 thousand, or 7%, during 2020 compared to 2019. The decrease is due to our Payment Protection Program (“PPP”) grant forgiveness that supported mainly our U.S. personnel and personnel related costs.

In the near term our sales and marketing expenses are expected to be driven by our efforts to commercialize our current products and to increase reimbursement coverage of the ReWalk Personal device.

General and Administrative Expenses

Our general and administrative expenses for 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,
	2020	2019
General and administrative	$4,980	$5,259

General and administrative expenses decreased by $279 thousand, or 5%, during 2020 compared to 2019. The decrease was driven by lower non-cash compensation expenses and professional services costs offset by higher insurance costs.

Financial Expenses, Net

Our financial expenses, net for 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Financial expenses, net	$921	$1,496

Financial expenses, net, decreased by $575 thousand, or 62% during 2020 compared to 2019. The decrease is attributable to lower interest expenses related to the Loan Agreement, as amended, with Kreos. For further discussion of the Loan Agreement with Kreos, see “-Liquidity and Capital Resources” below and also Note 6 to our audited consolidated financial statements below.

Income Tax

Our income tax for 2020 and 2019 was as follows (in thousands):

	Years Ended December 31,
	2020	2019
Taxes on income (tax benefit)	$51	$7

Income taxes increased by $44 thousand or 629% during 2020 compared to 2019 mainly due to temporary differences booked to deferred tax expense.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

A discussion of changes in our results of operations in 2019 compared to 2018 has been omitted from this annual report on Form 10-K, but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 20, 2020, which is available free of charge on the SECs website at www.sec.gov and at www.rewalk.com, and is incorporated by reference herein.

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

Share-Based Compensation – Option and Restricted Stock Units (“RSUs”) Valuations

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

Expected Term. The expected term of options granted represents the period of time that options granted are expected to be outstanding and is determined based on the simplified method in accordance with ASC No. 718-10-S99-1 (SAB No. 110), as adequate historical experience is not available to provide a reasonable estimate. ASC No. 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recently Issued and Adopted Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2v, New Accounting Pronouncements to our consolidated financial statements in this annual report.

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of our equity securities and convertible notes to investors in private placements, the sale of our equity securities in public offerings, cash exercises of outstanding warrants and the incurrence of bank debt.

For the full year ended December 31, 2020, the Company incurred a consolidated net loss of $13 million and has an accumulated deficit in the total amount of $181.4 million. Our cash and cash equivalent on December 31, 2020, totaled $20.3 million, and in subsequent warrants exercise transactions the Company received a total of an additional $13.2 million in the beginning of 2021. The Company’s negative operating cash flow for the full year ended December 31, 2020, was $12.6 million. The Company has sufficient funds to support its operation for more than 12 months following the approval of our consolidated financial statements for the fiscal year ended December 31, 2020.

We expect to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure.  Until we achieve profitability or generate positive cash flows, we will continue to need to raise additional cash. We intend to fund future operations through cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, we may seek additional capital through arrangements with strategic partners or from other sources and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

We previously considered the Investment Agreement with Timwell as a potential source of ongoing liquidity. However, Timwell notified us that it would not invest the second and third tranches under the Investment Agreement. For more information, see “Timwell Private Placement” below.

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities of our ReStore device and our Distributed Products as well as broadening third-party payor coverage to our SCI Products, and (ii) research and development costs related to our current products maintenance and potential expansion of the indication of use of our lightweight “soft suit” exoskeleton to other medical conditions as well as home therapy. New medical indications that affect the ability to walk may include multiple sclerosis, cerebral palsy, Parkinson’s disease, and elderly assistance. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing, or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms.

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

On December 30, 2015, we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million, with interest payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. As of June 30, 2017, the Company raised more than $20.0 million in connection with the issuance of its share capital and, therefore, in accordance with the terms of the Loan Agreement, the repayment period was extended from 24 months to 36 months. The principal was also reduced in connection with the issuance of the Kreos Convertible Note on June 9, 2017. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including certain intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

Pursuant to the terms of the warrant, in connection with the $20.0 million drawdown under the Loan Agreement on January 4, 2016, we issued to Kreos the warrant to purchase up to 4,771 of our ordinary shares at an exercise price of $241.0 per share, increased to 6,679 ordinary shares on December 28, 2016. Subject to the terms of the warrant, the warrant is exercisable, in whole or in part, at any time prior to the earlier of (i) December 30, 2025, or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

On June 9, 2017, the Company and Kreos entered into the First Amendment, under which $3.0 million of the outstanding principal under the Loan Agreement became subject to repayment pursuant to the senior secured Kreos Convertible Note issued on June 9, 2017.

On November 20, 2018, the Company and Kreos entered into the Second Amendment of the Loan Agreement, in which the Company repaid Kreos the $3.6 million other related payments, including prepayment costs and end of loan payments, terminating the Kreos Note, by issuing to Kreos 192,000 units and 288,000 pre-funded units as part of an underwritten public offering at the public offering prices, and the parties agreed to revise the principal and the repayment schedule under the Kreos Loan. Additionally, Kreos and the Company entered into the Kreos Warrant Amendment, which amended the exercise price of the warrant to purchase 6,679 ordinary shares currently held by Kreos from $241 to $7.5.

On June 5, 2019 and June 6, 2019, the Company entered into warrant exercise agreements with certain institutional investors of warrants to purchase the Company’s ordinary shares, pursuant to which, Kreos agreed to exercise in cash their November 2018 warrants at the then-effective exercise price of $7.50 per share. Under the exercise agreements, the Company also agreed to issue to Kreos new warrants to purchase up to 480,000 ordinary shares at an exercise price of $7.50 per share with an exercise period of five years.

On December 29, 2020, the Company repaid in full the remaining loan principal amount to Kreos including end of loan payments and by that discharged all of its obligation to Kreos Accordingly, as of December 31, 2020 the outstanding principal amount under the Kreos Loan Agreement was zero.

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

On September 29, 2020, the Company submitted an application for loan forgiveness and on November 6, 2020 the Company received confirmation of its PPP Note forgiveness. For more information see Note 10 to our consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report.

Equity Raises

Use of Form S-3

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital pursuant to our ATM Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. As of February 16, 2021, since our public float has reached at least $75 million in the preceding 60 days, these limitations will no longer apply to our primary offerings under Form S-3 until the filing of our annual report on Form 10-K in 2022, when we will re-test our status under these rules. If our public float subsequently drops below $75 million as of the filing of that or a subsequent annual report on Form 10-K, or at the time we file a new Form S-3, we will become subject to these limitations again, until the date that our public float again reaches $75 million. Additionally, we may not use our currently effective Form S-3 until April 1, 2021. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. Our currently effective Form S-3 expires on May 23, 2022. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on the Form S-3.

Equity Offerings and Subsequent Warrant Exercises

On November 20, 2018, the Company completed a follow-on underwritten public offering in which the Company issued and sold 728,019 units, each consisting of one ordinary share and one warrant to purchase one ordinary share. Each unit was sold to the public at a price of $7.5 per unit, additionally the Company issued and sold 1,050,373 pre-funded units, each unit was sold to the public at a price of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts and expenses, were $13.1 million (including proceeds from the exercise of 90,691 pre-funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the nine months ended September 30, 2019 additional pre-funded warrants and warrants to purchase an aggregate 2,048,752 ordinary shares had been exercised, for additional proceeds of $12.4 million. As compensation for their role in the offering, the Company also issued to the underwriters warrants to purchase up to 106,680 ordinary shares, which are immediately exercisable starting on November 20, 2018 until November 15, 2023 at $9.375 per share.

 On February 15, 2019, the Company entered into an exclusive placement agent Agreement with H.C. Wainwright, on a reasonable best-efforts basis in connection with a public offering of 760,000 ordinary shares at a price of $5.75 per Share. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts, and expenses, were $4.37 million. The Company also issued to H.C. Wainwright and/or its designees warrants to purchase up to 45,600 ordinary shares, which are immediately exercisable starting on February 25, 2019 until February 21, 2024 at $7.1875 per share.

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

On February 10, 2020, the Company closed a “best efforts” public offering whereby the Company issued an aggregate of 5,600,000 of common units and pre-funded units at a public offering price of $1.25 per common unit and $1.249 per pre-funded unit. As part of the public offering, the Company entered into a securities purchase agreement with certain institutional purchasers. Each common unit consisted of one ordinary share, par value NIS 0.25 per share, and one common warrant to purchase one ordinary share. Each pre-funded unit consisted of one pre-funded warrant to purchase one ordinary share and one common warrant. Additionally, the Company issued warrants to purchase up to 336,000 ordinary shares, with an exercise price of $1.5625 per share, to representatives of H.C. Wainwright as compensation for its role as the placement agent in the Company’s February 2020 offering. As of December 31, 2020, all pre-funded warrants to purchase ordinary shares had been exercised and 1,831,500 common warrants to purchase ordinary shares had been exercised.

On July 6, 2020, the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of 4,938,278 ordinary shares, par value NIS 0.25 per share, at $1.8225 per ordinary share and warrants to purchase up to 2,469,139 ordinary shares with an exercise price of $1.76 per share, exercisable from July 6, 2020 until January 6, 2026. Additionally, the Company issued warrants to purchase up to 296,297 ordinary shares, with an exercise price of $2.2781 per share, exercisable from July 6, 2020 until July 2, 2025, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our July 2020 registered direct offering.

On December 8, 2020, the Company entered into a private placement with certain institutional investors for the issuance and sale of 5,579,776 ordinary shares, par value NIS 0.25 per share, at $1.43375 per ordinary and warrants to purchase up to 4,184,832 ordinary shares with exercise price of $1.34 per share, exercisable from December 8, 2020 until June 8, 2026. Additionally, the Company issued warrants to purchase up to 334,787 ordinary shares, with an exercise price of $1.7922 per share, exercisable from December 8, 2020 until June 8, 2026, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our December 2020 private placement.

 For information regarding exercises of these warrants after December 31, 2020, please see “—Subsequent Events.”

ATM Offering Program

On May 10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, as amended on May 9, 2019, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on our behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Such sales may be made under our Form S-3 in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, directly on or through the Nasdaq Capital Market, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement, (ii) the date that is three years after a new registration statement on Form S-3 goes effective, (iii) our becoming ineligible to use Form S-3 and (iv) termination of the Equity Distribution Agreement by the parties. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. We temporarily suspended use of the ATM Offering Program on February 20, 2019 to facilitate our February 2019 “best efforts” public offering. As of September 30, 2020, we had sold 302,092 ordinary shares under the ATM Offering Program for net proceeds to us of $14.5 million (after commissions, fees, and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $471 thousand and had incurred total expenses (including such commissions) of approximately $1.2 million in connection with the ATM Offering Program.

We intend to continue using the at-the-market offering or similar continuous offering programs opportunistically to raise additional funds, although we are currently subject to restrictions on using the ATM Offering Program with Piper Jaffray. Under our December 2020 purchase agreement with certain investors, we agreed for a period of one year following December 3, 2020 not to (i) issue or agree to issue equity or debt securities convertible into, or exercisable or exchangeable for, ordinary shares at a conversion price, exercise price or exchange price which floats with the trading price of the ordinary shares or which may be adjusted after issuance upon the occurrence of certain events or (ii) enter into any agreement, including an equity line of credit, whereby the Company may issue securities at a future-determined price, other than an at–the-market facility with the placement agent, H.C. Wainwright & Co, LLC, beginning on February 1, 2021. Such limitations may inhibit our ability to access capital efficiently.

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

Cash Flows

	Years Ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(12,589)	$(14,815)	$(14,774)
Net cash provided by used in investing activities	(73)	(22)	(13)
Net cash provided by financing activities	16,724	21,482	9,711
Net cash flow	$4,062	$6,645	$(5,076)

Year Ended December 31, 2020 to Year Ended December 31, 2019

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $2.2 million in 2020 compared to 2019 mainly due to our reduction in our net loss.

Net Cash Used in Investing Activities

Net cash used in investing activities increased from $22 thousand in 2019 to $73 thousand in 2020, primarily as a result of increased use of cash for the purchase of property and equipment.

Net Cash Provided by Financing Activities

We generated $16.7 million from financing activities in 2020 compared to $21.5 million in 2019. Our fundraising activities remained generally flat with $23.3 million raised in 2020 and 2019 and the overall decrease is due to our Kreos loan repayment which was higher by $5.2 million in 2020.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

A discussion of changes in our cash flows in 2019 compared to 2018 has been omitted from this annual report on Form 10-K, but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 30, 2019, filed with the SEC on February 20, 2020, which is available free of charge on the SECs website at www.sec.gov and at www.rewalk.com, and is incorporated by reference herein.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of December 31, 2020:

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$683	$683	$—
Collaboration Agreement and License Agreement obligations (2)	2,319	1,000	1,319
Operating lease obligations (3)	1,877	710	1,167
Total	$4,879	$2,393	$2,486

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

(2)
Our Collaboration Agreement was originally signed for a period of six years and as of December 31, 2020 has a remaining term of approximately 2.16 years, it requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development milestones have been met as of December 31, 2020. There are commercialization milestones which depend on us reaching certain sales amounts some or all of which may not occur.

(3)	Our operating leases consist of leases for our facilities and motor vehicles.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.215:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00:$1.227, both of which were the applicable exchange rates as of December 31, 2020. We calculated the payments due under our Loan Agreement with Kreos according to the current schedule of repayment of principal and interest, taking into account the two tranches of debt drawn down under the Loan Agreement. For information on this repayment schedule, see “-Liquidity and Capital Resources-Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” above.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations during the periods presented.

Trend Information

For information on significant known trends, please see “Part I-Item 1. “Business – Overview” in this annual report.

Subsequent Events

Following December 31, 2020, a total of 9,372,954 outstanding warrants with exercise prices ranging from $1.25 to $1.79 were exercised, for total gross proceeds to us of approximately $13.2 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Risk

Our results of operations and cash flows are affected by fluctuations in foreign currency exchange rates. Since 2015, most of our expenses were denominated in U.S. dollars and the remaining expenses were denominated in NIS and euros, until 2018 most of our revenues were denominated in U.S. dollars and the remainder of our revenues was denominated in euros and British pound whereas in the last two years our euro revenues are higher than our U.S dollar revenues. Accordingly, changes in the value of the NIS and euro relative to the U.S. dollar in each of the years 2020, 2019, and 2018 impacted amounts recorded on our consolidated statements of operations for those periods. We expect that the denominations of our revenue and expenses in 2021 will be consistent with what we experienced in 2020.

The following table presents information about the changes in the exchange rates of the NIS and euro against the U.S. dollar in 2020, 2019 and 2018:

	Change in Average Exchange Rate
Period	NIS against the U.S. Dollar (%)	Euro against the U.S. Dollar (%)
2020	3.76	2.07
2019	0.87	(5.16)
2018	0.11	4.57

The figures above represent the change in the average exchange rate in the given period compared to the average exchange rate in the immediately preceding period. Negative figures represent depreciation of the U.S. dollar compared to the NIS or the euro. A 10% increase or decrease in the value of the NIS against the U.S. dollar would have decreased or increased our net loss by approximately $408 thousand in 2020. A 10% increase or decrease in the value of the euro against the U.S. dollar would have decreased or increased our net loss by approximately $75 thousand in 2020.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because we are exempt from this requirement as a smaller reporting company and non-accelerated filer.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of February 18, 2021:

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

Ori Gon became our Chief Financial Officer effective February 22, 2018. From 2015 to 2018, Mr. Gon served as our Corporate Controller. Prior to ReWalk Robotics Mr. Gon served as Corporate Controller at Oti Ltd from 2012 to 2015. Mr. Gon is a Certified Public Accountant in Israel and holds a B.A. in Economics from Hebrew University of Jerusalem.

The remaining information required by this Item will be included in, and is incorporated herein by reference from, our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2020 (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in, and is incorporated herein by reference from, our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in and is incorporated herein by reference from, our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in and is incorporated herein by reference, from our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Date: February 18, 2021

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

Signature	Title	Date

/s/ Larry Jasinski	Director and Chief Executive Officer (Principal Executive Officer)	February 18, 2021
Larry Jasinski

/s/ Ori Gon	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2021
Ori Gon

/s/ Jeff Dykan	Chairman of the Board	February 18, 2021
Jeff Dykan

/s/ Yohanan R Engelhardt	Director	February 18, 2021
Yohanan R Engelhardt

/s/ Dr. John William Poduska	Director	February 18, 2021
Dr. John William Poduska

/s/ Wayne B. Weisman	Director	February 18, 2021
Wayne B. Weisman

/s/ Yasushi Ichiki	Director	February 18, 2021
Yasushi Ichiki

/s/ Aryeh Dan	Director	February 18, 2021
Aryeh Dan

/s/ Randel Richner	Director	February 18, 2021
Randel Richner

EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).
4.1	Specimen share certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on August 20, 2014).
4.2
Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 20, 2020).

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

4.16	Form of common warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).
4.17	Form of placement agent warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).
4.18	Form of purchaser warrant from July 2020 registered direct offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
4.19	Form of placement agent agreement from July 2020 registered direct offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
4.20	Form of purchaser warrant from December 2020 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).
4.21	Form of placement agent warrant from December 2020 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).

10.1	Letter of Agreement, dated July 11, 2013, between the Company and Sanmina Corporation.^
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

10.4
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

10.6
First Amendment, dated June 9, 2017, to the Loan Agreement, dated December 30, 2015, between ReWalk Robotics, Ltd. and Kreos Capital V (Expert Fund) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017).

10.7	Research Collaboration Agreement, dated May 16, 2016, between the Company and the President and Fellows of Harvard College.^
10.8	License Agreement, dated May 16, 2016, between the Company and the President and Fellows of Harvard College.^
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
10.14
2014 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 (File No. 333-239258), filed with the SEC on June 18, 2020).**

10.15
Executive Employment Agreement, dated as of January 17, 2011, between the Company and Larry Jasinski (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.16
2014 Incentive Compensation Plan Form of Option Award Agreement for employees and executives (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.17
2014 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement for non-Israeli employees, and executives (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.18
2014 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement for Israeli non-employee directors, employees and executives (incorporated by reference to Exhibit 10.20.1 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).**

10.19
2014 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement between the Company and Jeffrey Dykan, as director (incorporated by reference to Exhibit 10.20.2 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).**

10.20
2014 Incentive Compensation Plan Prior Form of Restricted Share Unit Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.21
2014 Incentive Compensation Plan New Form of Restricted Share Unit Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).**

10.22
2014 Incentive Compensation Plan Prior Form of Option Award Agreement for Israeli non-employee directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2017, as amended on April 27, 2017).**

10.23
2014 Incentive Compensation Plan Prior Form of Option Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2017, as amended on April 27, 2017).**

10.24
ReWalk Robotics Ltd. Compensation Policy for Executive Officers and Non-Executive Directors, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017).**

10.25
Equity Distribution Agreement, dated May 10, 2016, between the Company and Piper Jaffray & Co., as Agent (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.26
Amendment No. 1 to Equity Distribution Agreement, dated May 9, 2019, between the Company and Piper Jaffray & Co., as Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 9, 2019).

10.27
Employment Agreement, dated as of January 15, 2013, between the Company and Ofir Koren (incorporated by reference to Exhibit 10.26 to the Company’s annual report on Form 10-K filed with the SEC on March 8, 2018).**

10.28
Amendment to Employment Agreement, dated March 1, 2018, between the Company and Ori Gon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2018).**

10.29
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

10.31
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

10.33
Amendment No. 1 to the Research Collaboration Agreement, dated May 1, 2017, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018).*

10.34
Amendment No. 1 to the Exclusive License Agreement and Amendment No. 2 to the Research Collaboration Agreement, dated April 1, 2018, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018).*

10.35
Waiver, dated September 3, 2018, between the Company and Kreos Capital V (Expert Fund) L.P. (incorporated by reference to Exhibit 10.38 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).

10.36
Second Amendment to Loan Agreement between the Company and Kreos Capital V (Expert Fund) Limited, dated November 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 21, 2018).

10.37
Form of securities purchase agreement from February 2019 “best efforts” public offering (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2019).

10.38
Form of securities purchase agreement from April 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2019).

10.39
Form of warrant exercise agreement from June 2019 private placement of warrants (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2019).

10.40
Form of securities purchase agreement from June 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2019).

10.41
Form of securities purchase agreement from February 2020 best efforts offering (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020) for the units offered hereby.^

10.42
Amendment No. 1 to the Securities Purchase Agreement, dated February 7, 2020, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).^

10.43	Form of securities purchase agreement from July 2020 registered direct offering (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
10.44
Engagement Letter, dated June 2, 2020, between the Company and H.C. Wainwright & Co., LLC from July 2020 registered direct offering (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 6, 2020).

10.45
Form of securities purchase agreement from December 2020 private placement, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).^#

10.46
Form of registration rights agreement from December 2020 private placement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).

10.47
Engagement Letter, dated December 2, 2020, by and among the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).^

10.48
Amendment No. 3 to the Research Collaboration Agreement, dated April 30, 2020, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-239733) filed with the SEC on July 7, 2020).^

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s registration statement on Form S-1/A (File No. 333-227852), filed with the SEC on November 7, 2018).
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global Limited.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

REWALK ROBOTICS LTD.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rewalk Robotics Ltd. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “Consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosure to which they relate.

Revenue recognition

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company generates revenues from sales of products. Revenue is recognized when obligations under the terms of a contract with the Company customer are satisfied. Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for transferring products or providing services. In addition, the Company provides a service type warranty which is accounted for as a separate performance obligation. Revenue is then recognized ratably over the life of the warranty.

Auditing the Company’s revenue recognition involves subjective assumptions used in determining the standalone selling price of distinct performance obligations.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, reading the executed contract and purchase order to understand the contract, identify the performance obligations and evaluate management’s identification of the distinct performance obligations for a sample of contracts. To test the management’s determination of standalone selling prices for each performance obligation, our audit procedures included, among others, evaluating the methodology applied and testing the calculations as well as the completeness and accuracy of the underlying data and assumptions used by the Company in its estimates. We also evaluated the Company’s disclosures included in notes to the consolidated financial statements.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company’s auditor since 2014.

Haifa, Israel
February 18, 2021

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,350	$16,253
Trade receivable, net	684	794
Prepaid expenses and other current assets	672	903
Inventories	3,542	3,123
Total current assets	25,248	21,073

LONG-TERM ASSETS

Restricted cash and other long term assets	1,033	1,061
Operating lease right-of-use assets	1,349	1,737
Property and equipment, net	437	501
Total long-term assets	2,819	3,299

Total assets	$28,067	$24,372

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	December 31,
	2020	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term loan	$—	$5,438
Current maturities of operating leases liability	660	637
Trade payables	2,268	2,698
Employees and payroll accruals	867	670
Deferred revenues	441	323
Other current liabilities	432	402
Total current liabilities	4,668	10,168

LONG-TERM LIABILITIES
Long term loan, net of current maturities	—	1,527
Deferred revenues	667	521
Non-current operating leases liability	923	1,315
Other long-term liabilities	35	61
Total long-term liabilities	1,625	3,424

Total liabilities	6,293	13,592

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 60,000,000 shares at December 31, 2020 and 2019; Issued and outstanding: 25,332,225 and 7,319,560 shares at December 31, 2020 and December 31, 2019, respectively	1,827	504
Additional paid-in capital	201,392	178,745
Accumulated deficit	(181,445)	(168,469)

Total shareholders’ equity	21,774	10,780

Total liabilities and shareholders’ equity	$28,067	$24,372

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2020	2019	2018
Revenues	$4,393	$4,873	$6,545
Cost of revenues	2,204	2,147	3,720

Gross profit	2,189	2,726	2,825

Operating expenses:
Research and development, net	3,459	5,348	7,349
Sales and marketing	5,754	6,167	7,897
General and administrative	4,980	5,259	6,793

Total operating expenses	14,193	16,774	22,039

Operating loss	(12,004)	(14,048)	(19,214)

Financial expenses, net	921	1,496	2,466

Loss before income taxes	(12,925)	(15,544)	(21,680)
Taxes on income (tax benefit)	51	7	(5)

Net loss	$(12,976)	$(15,551)	$(21,675)

Net loss per ordinary share, basic and diluted	$(0.82)	$(2.70)	$(14.72)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	15,764,980	5,763,317	1,472,499

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)

	Ordinary Share			Additional paid-in	Accumulated	Total shareholders’
	Number	Amount		capital	deficit	equity
Balance as of December 31, 2017	1,200,146	84		134,843	(131,220)	3,707
Cumulative effect to accumulated deficit from adoption of a new accounting standard	—	—		—	(23)	(23)
Share-based compensation to employees and non-employees	—	—		2,766	—	2,766
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	17,181	*	)	—	—	—
Issuance of ordinary shares in investing agreement, net of issuance expenses in an amount of $830 (1)	164,715	12		4,283	—	4,295
Issuance of ordinary shares in at-the-market offering, net of issuance expenses in the amount of $236 (1)	49,882	4		1,113	—	1,117
Issuance of ordinary shares, warrants and pre-funded warrants in follow-on public offering, net of issuance expenses in an amount of $1,505 (1)	728,019	49		11,528	—	11,577
Modification of warrants to purchase ordinary shares (2)	—	—		18	—	18
Exercise of pre-funded warrants (1)	653,144	44		119	—	163
Net loss	—	—		—	(21,675)	(21,675)
Balance as of December 31, 2018	2,813,087	193		154,670	(152,918)	1,945
Share-based compensation to employees and non-employees	—	—		1,108	—	1,108
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	47,473	2		—	—	2
Issuance of ordinary shares in a “best effort” offering, net of issuance expenses in the amount of $686 (1)	760,000	52		3,632	—	3,684
Exercise of pre-funded warrants and warrants (1)	584,087	40		1,461	—	1,501
Issuance of ordinary shares in a “Registered Direct” offering, net of issuance expenses in the amount of $ 1,125 (1)	1,650,248	115		8,010	—	8,125
Issuance of ordinary shares in a “Warrant exercise” agreement, net of issuance expenses in the amount of $ 1,019 (1)	1,464,665	102		9,864	—	9,966
Net loss	—	—		—	(15,551)	(15,551)

Balance as of December 31, 2019	7,319,560	504		178,745	(168,469)	10,780
Share-based compensation to employees and non-employees	—	—		749	—	749
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	63,111	3		(3)	—	—
Issuance of ordinary shares in a “Best Efforts” offering, net of issuance expenses in the amount of $ 1,056 (1)	4,053,172	290		3,720	—	4,010
Exercise of pre-funded warrants and warrants (1)	3,378,328	244		3,979	—	4,223
Issuance of ordinary shares in a “registered direct” offering, net of issuance expenses in the amount of $ 1,019 (1)	4,938,278	357		7,624	—	7,981
Issuance of ordinary shares in a private placement, net of issuance expenses in the amount of $ 993 (1)	5,579,776	429		6,578	—	7,007
Net loss	—	—		—	(12,976)	(12,976)
Balance as of December 31, 2020	25,332,225	1,827		201,392	(181,445)	21,774

*)	Represents an amount lower than $1.

(1)	See note 8b.

(2)	See note 8f.

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2020	2019	2018
Cash flows used in operating activities:
Net loss	$(12,976)	$(15,551)	$(21,675)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	285	321	463
Share-based compensation to employees and non-employees	749	1,108	2,766
Deferred taxes	(44)	(57)	(107)
Gain on PPP forgiveness	(392)	—	—
Loss on inducement of debt (2)	—	—	600
Financial expenses related to long term loan	—	—	224

Changes in assets and liabilities:

Trade receivables, net	110	(36)	322
Prepaid expenses, operating lease right-of-use assets and other assets	166	64	734
Inventories	(469)	(1,221)	1,403
Trade payables	(506)	370	492
Employees and payroll accruals	197	20	(222)
Deferred revenues and advance from customers	264	176	283
Operating lease liabilities and other liabilities	27	(9)	(57)
Net cash used in operating activities	(12,589)	(14,815)	(14,774)

Cash flows used in investing activities:
Purchase of property and equipment	(73)	(22)	(13)
Net cash used in investing activities	(73)	(22)	(13)

Cash flows from financing activities:
Repayment of long-term loan	(6,965)	(1,722)	(3,866)
Proceeds from PPP loan (3)	392	—
Issuance of ordinary shares in investment agreement, net of issuance expenses in an amount of $830 (1)	—	—	4,295
Issuance of ordinary shares in at-the-market offering, net of issuance expenses paid in the amount of $211 (1)	—	—	1,142
Issuance of ordinary shares and exercise of pre-funded warrants into ordinary shares in follow-on offering, net of issuance expenses in an amount of $1,505 and net of long-term loan conversion in the amount of $3,600 (1) (2)	—	—	8,140
Issuance of ordinary shares in a “best effort” offering, net of issuance expenses in the amount of $ 686 (1)	—	3,684	—
Issuance of ordinary shares in a “registered direct” offering, net of issuance expenses in the amount of $ 1,035 (1)	—	8,125	—
Issuance of ordinary shares in a “best effort” offering, net of issuance expenses in the amount of $1,056 (1)	4,010	—	—
Issuance of ordinary shares in a “registered direct” offering, net of issuance expenses in the amount of $977 (1)	8,023	—	—
Issuance of ordinary shares in a “warrant exercise” agreement, net of issuance expenses in the amount of $1,019 (1)	—	9,966	—
Issuance of ordinary shares in a private placement, net of issuance expenses in the amount of $959 (1)	7,041	—	—
Exercise of pre-funded warrants and warrants (1)	4,223	1,429	—
Net cash provided by financing activities	16,724	21,482	9,711

Increase (decrease) in cash, cash equivalents, and restricted cash	4,062	6,645	(5,076)
Cash, cash equivalents, and restricted cash at beginning of period	16,992	10,347	15,423
Cash, cash equivalents, and restricted cash at end of period	$21,054	$16,992	$10,347

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2020	2019	2018

Supplemental disclosures of non-cash flow information
Expenses related to offerings not yet paid (1)	$76	$—	$—
Repayment of long-term loan by issuance of units and pre-funded units (2)	$—	$—	$3,000
At-the-market offering expenses not yet paid (1)	$—	$—	$25
Classification of other current assets to property and equipment, net	$98	$—	$236
Classification of inventory to other current assets	$—	$164	$—
Classification of inventory to property and equipment	$50	$174	$—
Cashless exercise of pre-funded warrants	$—	$72	$—
Initial recognition of operating lease right-of-use assets	$—	$2,099	$—
Initial recognition of operating lease liabilities	$—	$(2,249)	$—

Supplemental disclosures of cash flow information:
Cash and cash equivalents	$20,350	$16,253	$9,546
Restricted cash included in other long term assets	$704	$739	$801
Total Cash, cash equivalents, and restricted cash	$21,054	$16,992	$10,347

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13	$21	$25
Cash paid for interest	$862	$1,499	$1,501

(1)	See note 8b.

(2)	See note 6.

(3)	See note 10.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1:-     GENERAL

a.	ReWalk Robotics Ltd. (“RRL”, and together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Israel on June 20, 2001 and commenced operations on the same date.

b.
RRL has two wholly owned subsidiaries: (i) ReWalk Robotics Inc. (“RRI”) incorporated under the laws of Delaware on February 15, 2012 and (ii) ReWalk Robotics GMBH. (“RRG”) (formerly Argo Medical Technologies GmbH) incorporated under the laws of Germany on January 14, 2013.

c.
The Company is designing, developing, and commercializing robotic exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. The Company has developed and is continuing to commercialize the ReWalk, an exoskeleton designed for individuals with paraplegia that uses its patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. The ReWalk system consists of a light wearable brace support suit which integrates motors at the joints, rechargeable batteries, an array of sensors and a computer-based control system to power knee and hip movement. Additionally, the Company developed and, in June 2019, started to commercialize the ReStore following receipt of European Union CE mark and United States Food and Drug Administration (“FDA”). The ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke. The Company markets and sells its products directly to institutions and individuals and through third-party distributors. The Company sells its products directly primarily in Germany and the United States, and primarily through distributors in other markets. In its direct markets, the Company has established relationships with rehabilitation centers and the spinal cord injury community, and in its indirect markets, the Company’s distributors maintain these relationships. RRI markets and sells products mainly in the United States. RRG sell the Company’s products mainly in Germany and Europe.

During the second quarter of 2020, we have finalized two separate agreements to distribute additional product lines in the U.S. market. The Company will be the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States and will also have distribution rights for the MYOLYN MyoCycle FES cycles to U.S. rehabilitation clinics and personal sales through the U.S. Department of Veterans Affairs (“VA”) hospitals. These new products will improve our product offering to clinics as well as patients within the VA as they both have similar clinician and patient profiles.

d.
The Company depends on one contract manufacturer, Sanmina. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

e.
The worldwide spread of COVID-19 has resulted in a global economic slowdown and is expected to continue to disrupt general business operations until the disease is contained. This has had a negative impact on the Company's sales and results of operations during 2020, and the Company expects that it will continue to negatively affect its sales and results of operations, but the Company is currently unable to predict the scale and duration of that impact. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update of its accounting estimates or judgments or revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

f.
For the full year ended December 31 ,2020 the Company incurred a consolidated net loss of $13 million and has an accumulated deficit in the total amount of $181.4 million. The Company’s negative operating cash flow for the full year ended December 31, 2020 was $12.6 million. Our cash and cash equivalent on December 31, 2020 totaled $20.3 million and in subsequent warrants exercise transactions the Company received a total of additional $13.2 million in the beginning of 2021. The Company has sufficient funds to support its operation for more than 12 months following the approval of its consolidated financial statements for the fiscal year ended December 31, 2020.

The Company expect to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and product candidates, the achievement of a level of revenues adequate to support the cost structure.  Until the Company achieve profitability or generate positive cash flows, it will continue to need to raise additional cash. The Company intend to fund future operations through cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources and will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”), applied on a consistent basis, as follows:

a.	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to inventories, fair values of share-based awards and warrants, contingent liabilities, provision for warranty, allowance for doubtful account and sales return reserve. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

b.	Financial Statements in U.S. Dollars:

Since 2015, most of the Company’s expenses were denominated in United States dollars (“dollars”) and the remaining expenses were denominated in New Israeli Shekel (“NIS”) and Euros. Until 2018 most of the Company’s revenues were denominated in U.S. dollars and the remainder of our revenues was denominated in euros and British pound whereas in the last two years our Euro revenues are higher than the ones in dollars.   however, the selling prices are linked to the Company’s price list which is determined in dollars, the budget is managed in dollars, financing activities including loans and cash investments, are made in U.S. dollars and the Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and each of its subsidiaries operate. Thus, the dollar is the Company’s and its subsidiaries’ functional and reporting currency.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RRI and RRG. All intercompany transactions and balances have been eliminated upon consolidation.

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

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. In the years ended December 31, 2020, 2019 and 2018, the Company wrote off inventory in the amount of $215 thousand, $64 thousand, and $562 thousand, respectively. The write off inventory were recorded in cost of revenue. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

f.	Related parties transactions and balances:

The Company has a related party shareholder named Yaskawa Electric Corporation (“YEC”).

In September 2013, the Company entered into a share purchase agreement and a strategic alliance with YEC, pursuant to which YEC has agreed to distribute the Company’s products, in addition to providing sales, marketing, service and training functions, in Japan, China (including Hong-Kong and Macau), Taiwan, South Korea, Singapore and Thailand.

As of December 31, 2020, and 2019, the related party receivable were 0% of trade receivable, net, in both years. Revenues from YEC during the years ended December 31, 2020, 2019, and 2018 amounted to $0 thousand, $41 thousand, and $13, respectively.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2020, 2019 and 2018, no impairment losses have been recorded.

i.	Restricted cash and Other long-term assets:

Other long-term assets include long-term prepaid expenses and restricted cash deposits for offices and cars leasing based upon the term of the remaining restrictions.

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

In practice, the Company does not offer extended payment terms beyond one year to customers.

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

For systems sold to rehabilitation facilities, the Company includes training and considers the elements in the arrangement to be a single performance obligation. In accordance with ASC 606, the Company has concluded that the training is essential to the functionality of the Company’s systems. Therefore, the Company recognizes revenue for the system and training only after delivery in accordance with the agreement delivery terms to the customer and after the training has been completed.

For sales of Personal systems to end users, and for sales of Personal or Rehabilitation systems to third party distributors, the Company does not provide training to the end user as this training is completed by the Rehabilitation centers or by the distributor that have previously completed the ReWalk Training program. Therefore, the Company recognizes revenue in such sales upon delivery.

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

Disaggregation of Revenues (in thousands)

	Year Ended December 31,
	2020	2019	2018
Units placed	$3,620	$4,385	$6,237
Spare parts and warranties	773	488	308
Total Revenues	$4,393	$4,873	$6,545

Units placed

The Company currently offer five products: (1) ReWalk Personal, (2) ReWalk Rehabilitation, (3) ReStore, (4) MyoCycle and (5) MediTouch.

ReWalk Personal and ReWalk Rehabilitation are units for spinal cord injuries (“SCI Products”). SCI Products are currently designed for everyday use by paraplegic individuals at home and in their communities, and are custom fitted for each user, as well as for use by paraplegia patients in the clinical rehabilitation environment, where they provide individuals access to valuable exercise and therapy. ReWalk Rehabilitation current design is dated and will not be produced in the future.

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

The ReStore device is offered with a two-year warranty which is considered as assurance type warranty.

The Distributed Products are offered with assurance type warranty ranging between one year to ten years depending on the specific product and part.

Contract balances (in thousands)

	December 31,	December 31,
	2020	2019
Trade receivable, net (1)	$684	$794
Deferred revenues (1) (2)	$1,108	$844

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	$330 thousand of December 31, 2019 deferred revenues balance were recognized as revenues during the year ended December 31, 2020.

Typical timing of payment

Deferred revenue is comprised mainly of unearned revenue related to service type warranty but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

The Company’s unfilled performance obligations as of December 31, 2020 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $1,108 thousand, which is fulfilled over one to five years.

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

In June 2018, the FASB issued ASU No. 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 was issued to simplify several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, "Compensation – Stock Compensation", to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. As a result of ASU 2018-07, grants awarded to non-employees are accounted for under ASC 718. The Company adopted ASU 2018-07 as of January 1, 2019. The adoption did not have a material impact on the consolidated financial statements.

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

The fair value for options granted in 2019, 2018 is estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018
Expected volatility	57.5%	57% - 61%
Risk-free rate	2.22%	2.74% - 2.83%
Dividend yield	—%	—%
Expected term (in years)	6.11	6.11
Share price	$5.37	$25.5 - $28.75

There were no options granted during the twelve months ended December 31, 2020.

The Company accounts for options granted to consultants and other service providers under ASC No. 718. The fair value of these options was estimated using a Black-Scholes-Merton option-pricing model.

The non-cash compensation expenses related to employees and non- employees for the years ended December 31, 2020, 2019 and 2018 amounted to $749 thousand, $1,108 thousand, and $2,766 thousand, respectively.

l.	Warrants to Acquire Ordinary Shares:

During the twelve-month ended 31, 2020, and 2019, respectively, the Company issued warrants to acquire up to 11,389,555 and 2,522,284 ordinary shares. The Company assessed the warrants pursuant to ASC 480 "Distinguishing Liabilities from Equity" and ASC 815 "Derivatives and Hedging" and determine that the warrants should be accounted for as equity and not as a derivative liability. Refer to Note 8f for additional information.

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

ASC No. 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company accrues interest and penalties related to unrecognized tax benefits in its taxes on income. As of December 31, 2020, and 2019, the Company did not identify any significant uncertain tax positions.

o.	Warranty:

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

US Dollars in thousands
Balance at December 31, 2019	$227
Provision	125
Usage	(212)
Balance at December 31, 2020	140

p.	Concentrations of Credit Risks:

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

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	December 31,
	2020		2019
Customer A	15%		* )
Customer B	15%		* )
Customer C	15%		* )
Customer D	14%		* )
Customer E	12%		12%
Customer F	11%		* )
Customer G	*	)	14%
Customer H	*	)	13%
Customer I	*	)	13%
Customer J	*	)	12%
Customer K	*	)	12%
Customer L	*	)	12%

*)	Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of December 31, 2020, and 2019 trade receivables are presented net of $102 thousand and $31 thousand allowance for doubtful accounts, respectively, and net of sales return reserve of $0 thousand and $86 thousand, respectively.

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

Total Company expenses related to severance pay amounted to $125 thousand, $156 thousand and $169 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share (in thousands, except share and per share data):

	Year ended December 31,
	2020	2019	2018
Net loss	$(12,976)	$(15,551)	$(21,675)

Net loss attributable to ordinary shares	(12,976)	(15,551)	(21,675)
Shares used in computing net loss per ordinary shares, basic and diluted	15,764,980	5,763,317	1,472,499

Net loss per ordinary share, basic and diluted	$(0.82)	$(2.70)	$(14.72)

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

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

No royalty-bearing grants were recorded for the years ended December 31, 2020, and December 31, 2019, the Company received royalty-bearing grants in the amount of $198 thousand for the year ended December 31, 2018, as part of the research and development expenses.

Total Company expenses related to royalties amounted to $46 thousand, $15 thousand for the years ended December 31, 2020, 2019, respectively, no royalty expenses were recorded for the year ended December 31, 2018.

v.	New Accounting Pronouncements

Recently Implemented Accounting Pronouncements

i.	Leases:

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

The Company has elected to apply the practical expedient and combine lease and non-lease components.

Upon adoption of this standard on January 1, 2019, the Company recorded right–of–use assets and corresponding lease liabilities of $2,099 thousand and $2,249 thousand, respectively. As of December 31, 2020, the right–of–use assets and corresponding lease liabilities in the Company’s consolidated balance sheets were $1,349 thousand and $1,583 thousand, respectively. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or cash flows. See also note 7b - Lease commitment.

Recent Accounting Pronouncements Not Yet Adopted

i.	Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU  2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity.  Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature and a beneficial conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS). ASU  2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

ii.	Financial Instruments

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Topic 326 was adopted by the Company on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 3:-    PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31,
	2020	2019
Government institutions	$87	$175
Prepaid expenses	311	318
Advances to vendors	241	246
Other assets	33	164

	$672	$903

NOTE 4:-     INVENTORIES

The components of inventories are as follows (in thousands):

	December 31,
	2020	2019
Finished products	$2,764	$2,394
Raw materials	778	729

	$3,542	$3,123

NOTE 5:-    PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2020	2019
Cost:
Computer equipment	$725	$723
Office furniture and equipment	298	293
Machinery and laboratory equipment	612	604
Field service units	1,626	1,420
Leasehold improvements	333	333

	$3,594	$3,373

	December 31,
	2020	2019
Accumulated depreciation	3,157	2,872

Property and equipment, net	$437	$501

Depreciation expenses amounted to $285 thousand, $321 thousand, and $463 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 6: -   LOAN AGREEMENT WITH KREOS AND RELATED WARRANT TO PURCHASE ORDINARY SHARES

On December 30, 2015, the Company entered into the loan agreement (the “Loan Agreement”) with Kreos Capital V (Expert Fund) Limited (“Kreos”), pursuant to which Kreos extended a line of credit to us in the amount of $20 million, with interest payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. As of June 30, 2017, the Company raised more than $20 million in connection with the issuance of its share capital and, therefore, in accordance with the terms of the Loan Agreement, the repayment period was extended from 24 months to 36 months. The principal was also reduced in connection with the issuance of the Kreos Convertible Note on June 9, 2017. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including certain intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

Pursuant to the terms of the warrant, in connection with the $20.0 million drawdown under the Loan Agreement on January 4, 2016, we issued to Kreos the warrant to purchase up to 4,771 of our ordinary shares at an exercise price of $241.0 per share, increased to 6,679 ordinary shares on December 28, 2016. Subject to the terms of the warrant, the warrant is exercisable, in whole or in part, at any time prior to the earlier of (i) December 30, 2025, or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

On June 9, 2017, the Company and Kreos entered into the First Amendment, under which $3.0 million of the outstanding principal under the Loan Agreement became subject to repayment pursuant to the senior secured Kreos Convertible Note issued on June 9, 2017.

 On November 20, 2018, the Company and Kreos entered into the Second Amendment of the Loan Agreement, in which the Company repaid Kreos the $3.6 million other related payments, including prepayment costs and end of loan payments, terminating the Kreos Note, by issuing to Kreos 192,000 units and 288,000 pre-funded units as part of an underwritten public offering at the public offering prices, and the parties agreed to revise the principal and the repayment schedule under the Kreos Loan. Additionally, Kreos and the Company entered into the Kreos Warrant Amendment, which amended the exercise price of the warrant to purchase 6,679 ordinary shares currently held by Kreos from $241.0 to $7.50.

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

On December 29, 2020, the Company repaid in full the remaining loan principal amount to Kreos including the end of loan payments, and by that discharged all of its obligations to Kreos and as of December 31, 2020, the outstanding principal amount under the Kreos Loan Agreement was zero.

The Company recorded interest expense in the amount of $907 thousand during the fiscal year ended December 31, 2020.

NOTE 7:-     COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitment:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of December 31, 2020, non-cancelable outstanding obligations amounted to approximately $0.7 million.

b.	Operating lease commitment:

(i)
The Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2021 and 2023. A portion of the Company’s facilities leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2021 and 2023. A subset of the Company’s cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $26 thousand as of December 31, 2020.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s consolidated balance sheets as of December 31, 2020 are as follows (in thousands):

2021	$710
2022	676
2023	491
Total lease payments	1,877
Less: imputed interest	(294)
Present value of future lease payments	1,583
Less: current maturities of operating leases	(660)
Non-current operating leases	$923
Weighted-average remaining lease term (in years)	2.69
Weighted-average discount rate	12.6%

Total rent expenses for the years ended December 31, 2020, 2019 and 2018 were $764 thousand, $739 thousand, and $695 thousand, respectively.

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the IIA and BIRD. Since the Company’s inception through December 31, 2020, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty-bearing grants (as of December 31, 2020, the Company paid royalties to the IIA in the total amount of $88 thousand), while a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

Additionally, the License Agreement requires the Company to pay Harvard royalties on net sales, See note 9 below for more information about the Collaboration Agreement and the License Agreement.

Royalties expenses in cost of revenue were $46 thousand and $15 thousand for the years ended December 31, 2020, and 2019 respectively, no royalties’ expenses recorded for the year ended December 31, 2018.

As of December 31, 2020, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

As part of the Company’s other long-term assets and restricted cash, an amount of $704 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

e.	Legal Claims:

As previously disclosed, between September 2016 and January 2017, eight putative class actions on behalf of alleged shareholders that purchased or acquired the Company’s ordinary shares pursuant and/or traceable to its registration statement on Form F-1 (File No. 333-197344) used in connection with the Company’s initial public offering (the “IPO”) were commenced in the following courts: (i) the Superior Court of the State of California, County of San Mateo; (ii) the Superior Court of the Commonwealth of Massachusetts, Suffolk County; (iii) the United States District Court for the Northern District of California; and (iv) the United States District Court for the District of Massachusetts. The actions involved claims under various sections of the Securities Act and the Exchange Act against the Company, certain of its current and former directors and officers, the underwriters of the Company’s IPO and certain other defendants. The four actions commenced in the Superior Court of the State of California, County of San Mateo were dismissed in January 2017 for lack of personal jurisdiction, and the action commenced in the United States District Court for the Northern District of California was voluntarily dismissed in March 2017. Additionally, the two actions commenced in the Superior Court of the Commonwealth of Massachusetts, Suffolk County (he “Superior Court”), were consolidated in December 2017, and voluntarily dismissed with prejudice in November 2018, after the District Court for the District of Massachusetts partially dismissed the related claims in that court and the parties in the Superior Court entered a stipulation of dismissal with prejudice.

The action commenced in the United States District Court for the District of Massachusetts (the “District Court”), alleging violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, was partially dismissed in August 2018. In particular, the District Court granted the motion to dismiss the claims under Sections 11 and 15 of the Securities Act, finding that the plaintiff failed to plead a false or misleading statement in the IPO registration statement. In May 2019, the court subsequently denied the plaintiff’s motion to amend to pursue Exchange Act claims and the complaint was dismissed. Thereafter, the plaintiff timely appealed to the United States Court of Appeals for the First Circuit, which subsequently affirmed the dismissal and the denial of the plaintiff’s motion to amend in August 2020. The plaintiff did not file a petition for certiorari for appeal of the case to the Supreme Court of the United States by the deadline on November 24, 2020. Thus, as of December 31, 2020, all eight actions had been dismissed, with such judgments being final and non-appealable.

NOTE 8: -   SHAREHOLDERS’ EQUITY

a.	Reverse share split:

On March 27, 2019, the Company’s shareholders approved (i) a reverse share split within a range of 1:8 to 1:32, to be effective at the ratio and on a date to be determined by the Board of Directors, and (ii) amendments to the Company’s Articles of Association authorizing an increase in the Company’s authorized share capital (and corresponding authorized number of ordinary shares, proportionally adjusting such number for the reverse share split) by up to NIS 17.5 million. Following the shareholder approval, an authorized committee of the Board of Directors of the Company approved a one-for-twenty-five reverse share split of the Company’s ordinary shares, and the Company filed the Third Amended and Restated Articles of Association of the Company with the Israeli Corporations Authority to effect the reverse share split and to increase the Company’s authorized share capital after the effect of the reverse share split. The reverse share split became effective on April 1, 2019. Additionally, effective at the same time, the total number of ordinary shares the Company is authorized to issue changed from 250,000,000 shares to 60,000,000 shares, the par value per share of the ordinary shares changed to NIS 0.25 and the authorized share capital of the Company changed from NIS 2,500,000 to NIS 15,000,000. All share and per share data included in these consolidated financial statements, for periods before December 31, 2019, give retroactive effect to the reverse stock split.

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

From the inception of the ATM Offering Program in May 2016 until December 31, 2020, the Company had sold 302,092 ordinary shares under the ATM Offering Program for gross proceeds of $15.7 million and net proceeds to the Company of $14.5 million (after commissions, fees, and expenses). Additionally, as of that date, the Company had paid Piper Jaffray compensation for the fixed commission rate of 3.0% in the aggregated amount of $471 thousand and had incurred total expenses (including such commissions) of approximately $1.2 million in connection with the ATM Offering Program.

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

Additionally, the Company issued and sold 1,050,372 pre-funded units at a price to the public of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share with an exercise price of $7.50 per warrant. The total gross proceeds received from the November 2018 follow-on public offering, before deducting commissions, discounts, and expenses, were $13.1 million (including proceeds from the exercise of 90,691 pre-funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the year ended December 31, 2019 additional 288,000 pre-funded warrants and 296,087 warrants to purchase an aggregate 584,087 ordinary shares had been exercised, for additional proceeds of $1.5 million. As compensation for their role in the offering, the Company also issued to the Underwriters warrants to purchase up to 106,680 ordinary shares, which became immediately exercisable starting on November 20, 2018 until November 15, 2023 at $9.375 per share.

In February 2019, the Company entered into an exclusive placement agent agreement with H.C. Wainwright, on a reasonable best-efforts basis in connection with a public offering of 760,000 ordinary shares at a price of $5.75 per share.

The total gross proceeds received from the February 2019 follow-on public offering, before deducting commissions, discounts, and expenses, were $4.37 million. The Company also issued to H.C Wainwright and/or its designees warrants to purchase up to 45,600 ordinary shares, which are immediately exercisable starting on February 25, 2019 until February 21, 2024 at $7.1875 per share.

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

As of December 31, 2020, a total of 1,831,500 common warrants to purchase ordinary shares were exercised.

On July 6,2020, the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of (i) 4,938,278 ordinary shares, par value NIS 0.25 per share, at a price of $1.8225 per ordinary share and (ii) warrants to purchase up to 2,469,139 ordinary shares with an exercise price of $1.76 per share, exercisable from July 6, 2020 until January 6, 2026. Additionally, the Company issued warrants to purchase up to 296,297 ordinary shares, with an exercise price of $2.2781 per share, exercisable from July 6, 2020 until July 2, 2025, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in its July 2020 registered direct offering.

On December 3,2020, the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of (i) 5,579,776 ordinary shares, par value NIS 0.25 per share, at a price of $1.4337 per ordinary share and (ii) warrants to purchase up to 4,184,832 ordinary shares with an exercise price of $1.34 per share, exercisable from December 8, 2020 until June 8, 2026. Additionally, the Company issued warrants to purchase up to 334,787 ordinary shares, with an exercise price of $1.7922 per share, exercisable from December 8, 2020 until June 8, 2026, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in its December 2020 registered direct offering.

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

In May 2018, the Company entered into a fee and release agreement with Canaccord Genuity LLC (“Canaccord Genuity”) requiring the Company to pay to Canaccord Genuity, in connection with a settlement, in addition to certain cash amounts, (i) $125 thousand in ordinary shares of the Company after the First Tranche Closing of the Timwell transaction and (ii) $225 thousand in ordinary shares of the Company after the closing of the Second Tranche of the Timwell transaction (or such lower amount if the Second Tranche Closing is less than $10.0 million). The price per share used for calculation of the number of ordinary shares issued by the Company to Canaccord Genuity is based on the volume weighted average price of the Company’s ordinary shares as reported on the Nasdaq Capital Market for the five consecutive trading days prior to the date of issuance. The Company is also obligated to pay $100 thousand in cash following the closing of the Third Tranche of $5.0 million (or such lower amount if the Third Tranche Closing is less than $5.0 million). Following the First Tranche Closing on May 15, 2018, the Company issued 4,715 ordinary shares to Canaccord Genuity.

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

As of December 31, 2020, and 2019, the Company had reserved 604,320 and 12,409 shares of ordinary shares, respectively, available for issuance to employees, directors, officers, and non-employees of the Company.

The options generally vest over four years, with certain options granted to non-employee directors during the fiscal year ended December 31, 2019, vesting over one year.

Any option that is forfeited or canceled before expiration becomes available for future grants under the Plan.

A summary of employee and non-employee shares options activity during the fiscal year ended 2020 is as follows:

	Number	Average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the year	74,713	$41.6	6.34	$135
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(5,107)	91.59	—	—

Options outstanding at the end of the year	69,606	$37.9	5.59	$—

Options exercisable at the end of the year	52,997	$43.76	4.94	$—

A summary of employee and non-employee RSUs activity during the fiscal year ended 2020 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs at the beginning of the year	62,378	44.61
Granted	1,266,185	1.44
Vested	(63,111)	7.83
Forfeited	(14,141)	6.05

Unvested RSUs at the end of the year	1,251,311	3.20

The weighted average grant date fair values of options granted during the fiscal year ended December 31, 2019, 2018 were $2.98, $15.25, respectively. The weighted average grant date fair values of RSUs granted during the fiscal year ended December 31, 2020, 2019 and 2018, were $1.44, $4.67and $26.75, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders, which hold options with positive intrinsic value, exercised their options on the last date of the exercise period. During the years ended December 31, 2020 and December 31, 2019, no options were exercised. Total fair value of shares vested during the year ended December 31, 2020, 2019 and 2018 were $676 thousand, $1,175 thousand, and $2,918 thousand, respectively. As of December 31, 2020, there were $2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2014 Plan. This cost is expected to be recognized over a period of approximately 3.2 years.

The number of options and RSUs outstanding as of December 31, 2020 is set forth below, with options separated by range of exercise price:

Range of exercise price	Options and RSUs Outstanding as of December 31, 2020	Weighted average remaining contractual life (years) (1)	Options Exercisable as of December 31, 2020	Weighted average remaining contractual life (years) (1)
RSUs only	1,251,311	—	—	—
$5.37	12,425	8.24	5,435	8.24
$20.42- $33.75	36,292	5.26	27,598	4.60
$37.14-$38.75	9,992	2.99	9,992	2.99
$50-$52.5	8,231	6.43	7,306	6.44
$182.5-$524.25	2,666	4.84	2,666	4.84
	1,320,917	5.59	52,997	4.94

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

d.	Equity compensation issued to consultants:

The Company granted 6,680 fully vested RSUs during the fiscal year ended December 31, 2019 to non-employee consultants. As of December 31, 2020, there are no outstanding options or RSUs held by non-employee consultants.

e.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenues	$8	$13	$16
Research and development, net	136	204	435
Sales and marketing, net	163	166	467
General and administrative	442	725	1,848

Total	$749	$1,108	$2,766

f.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2020:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.500	4,771	See footnote (1)
November 1, 2016 (2)	97,496	$118.750	97,496	November 1, 2021
December 28, 2016 (3)	1,908	$7.500	1,908	See footnote (1)
November 20, 2018 (4)	126,839	$7.500	126,839	November 20, 2023
November 20, 2018 (5)	106,680	$9.375	106,680	November 15, 2023
February 25, 2019 (6)	45,600	$7.187	45,600	February 21, 2024
April 5, 2019 (7)	408,457	$5.140	408,457	October 7, 2024
April 5, 2019 (8)	49,015	$6.503	49,015	April 3, 2024
June 5, 2019 and June 6, 2019 (9)	1,464,665	$7.500	1,464,665	June 5, 2024
June 5, 2019 (10)	87,880	$9.375	87,880	June 5, 2024
June 12, 2019 (11)	416,667	$6.000	416,667	December 12, 2024
June 10, 2019 (12)	50,000	$7.500	50,000	June 10, 2024
February 10, 2020 (13)	3,768,500	$1.250	4,343,500	February 10, 2025
February 10, 2020 (14)	336,000	$1.5625	336,000	February 10, 2025
July 6, 2020 (15)	2,469,139	$1.76	2,469,139	July 2, 2025
July 6, 2020 (16)	296,297	2.2781	296,297	July 2, 2025
December 3, 2020 (17)	4,184,832	1.34	4,184,832	June 8, 2026
December 3, 2020 (18)	334,787	1.7922	334,787	June 8, 2026
	14,249,533		14,249,533

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $7.5 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of December 31, 2020.

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

(5)	Represents common warrants that were issued to the underwriters as compensation for their role in the Company’s follow-on offering in November 2018.
(6)	Represents warrants that were issued to the exclusive placement agent as compensation for its role in the Company’s follow-on offering in February 2019.
(7)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in April 2019.
(8)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s April 2019 registered direct offering.
(9)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement on June 5, 2019 and June 6, 2019, respectively.
(10)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s June 2019 warrant exercise agreement and concurrent private placement of warrants.
(11)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement in June 2019.
(12)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s June 2019 registered direct offering and concurrent private placement of warrants.
(13)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020.
(14)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering.
(15)	Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in July 2020
(16)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s July 2020 registered direct offering.
(17)	Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in December 2020
(18)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement.

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

Under the Collaboration Agreement, Harvard and the Company have agreed to collaborate on research regarding the development of lightweight “soft suit” exoskeleton system technologies for lower limb disabilities, which are intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. The Company has committed to pay in quarterly installments for the funding of this research, subject to a minimum funding commitment under applicable circumstances. The Collaboration Agreement will expire on February 16, 2023.

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

The License Agreement requires the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of December 31,2020, the Company achieved three of the milestones which represent all development milestones under the License Agreement. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company’s total payment obligation under the Collaboration Agreement and the Harvard License Agreement is $7.2   million, some of which is subject to a minimum funding commitment under applicable circumstances as indicated above.

The Company has recorded expenses in the amount of $0.8 million, $1.6 million, and $0.9 million for the years ended December 31, 2020, 2019, and 2018, respectively, which are part of the total payment obligation indicated above, as research and development expenses related to the Harvard License Agreement and to the Collaboration Agreement. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

NOTE 10: - PAYCHECK PROTECTION PROGRAM LOAN

On April 21, 2020, RRI received an unsecured loan in the principal amount of $392 under the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration, or the SBA, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), or the PPP loan. The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, or the PPP Flexibility Act, which was enacted on June 5, 2020. The PPP loan provides for an interest rate of 1.00% per year and matures two years after the date of initial disbursement, with initial principal and interest payments coming due late in fiscal 2021. The PPP loan may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act and the PPP Flexibility Act, the Company may apply for and be granted forgiveness for all or a portion of loan granted under the PPP loan, with such forgiveness to be determined, subject to limitations (including where employees of the Company have been terminated and not re-hired by a certain date), based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in regulations and guidelines adopted by the SBA.

On September 29, 2020, the Company applied for loan forgiveness and on November 6, 2020 the Company received confirmation of its PPP Note forgiveness.

Forgiveness is booked as other income within the marketing and sales expenses because it was granted and used for payroll, rent, and utility costs related to sales efforts.

NOTE 11: - INCOME TAXES

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Corporate tax rates in Israel:

Presented hereunder are the tax rates relevant to the Company in the years 2018-2020:

The Israeli statutory corporate tax rate and real capital gains were 23% in the years 2018-2020.

b.	Income (loss) before taxes on income is comprised as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(12,992)	$(15,599)	$(21,784)
Foreign	67	55	104
	$(12,925)	$(15,544)	$(21,680)

c.	Taxes on income are comprised as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current	$95	$64	$102
Deferred	(44)	(57)	(107)

	$51	$7	$(5)

	Year Ended December 31,
	2020	2019	2018
Domestic	$—	$—	$—
Foreign	51	7	(5)

	$51	$7	$(5)

d.	Deferred income taxes (in thousands):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of December 31, 2020 and 2019 are derived from temporary differences.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Based on the Company’s history of losses, the Company established a full valuation allowance for RRL.

Undistributed earnings of certain subsidiaries as of December 31, 2020 were immaterial. The Company intends to reinvest these earnings indefinitely in the foreign subsidiaries. As a result, the Company has not provided for any deferred income taxes.

	December 31,
	2020	2019
Deferred tax assets:
Carry forward tax losses	$41,941	$35,051
Research and development carry forward expenses-temporary differences	946	1,294
Accrual and reserves	341	290
Lease liabilities	390	433
Total deferred tax assets	43,618	37,068
Deferred tax liabilities:
Right-of-use asset	(390)	(433)
Net deferred tax assets	43,228	36,635
Valuation allowance	(42,941)	(36,392)

Net deferred tax assets	$287	$243

The net changes in the total valuation allowance for each of the years ended December 31, 2020, 2019 and 2018, are comprised as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$(36,392)	$(29,655)	$(26,311)
Changes due to amendments to tax laws and exchange rate differences	(2,929)	(2,055)	1,393
Adjustment previous year loss	—	(735)	—
Additions during the year	(3,620)	(3,947)	(4,737)

Balance at end of year	$(42,941)	$(36,392)	$(29,655)

e.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Loss before taxes, as reported in the consolidated statements of operations	$(12,925)	$(15,544)	$(21,680)

Statutory tax rate	23.0%	23.0%	23.0%

Theoretical tax benefits on the above amount at the Israeli statutory tax rate	$(2,973)	$(3,575)	$(4,986)
Income tax at rate other than the Israeli statutory tax rate	3	(1)	5
Non-deductible expenses including equity-based compensation expenses and other	185	255	631
Operating losses and other temporary differences for which valuation allowance was provided	3,620	3,947	4,737
Permanent differences	(706)	(651)	(427)
Other	(78)	32	35

Actual tax expense	$51	$7	$(5)

f.	Foreign tax rates:

Taxable income of RRI was subject to tax at the rate of 21% in 2020, 2019 and 2018.

Taxable income of RRG was subject to tax at the rate of 30% in 2020, 2019, and 2018.

g.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”):

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

RRL has had final tax assessments up to and including the 2015 tax year.

Each RRI and RRG have not had a final tax assessment since its inception.

i.	Net operating carry-forward losses for tax purposes:

As of December 31, 2020, RRL has carry-forward losses amounting to approximately $182.4 million, which can be carried forward for an indefinite period, and RRI has carry-forward losses amounting to approximately $291 thousands, which can be carried forward for a period of 20 years.

NOTE 12: - FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Foreign currency transactions and other	$(9)	$(34)	$42
Financial expenses related to loan agreement with Kreos	907	1,499	2,398
Bank commissions	23	31	26

	$921	$1,496	$2,466

NOTE 13: -  GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from selling systems and services (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues based on customer’s location:
Israel	$—	$2	$—
United States	1,746	2,003	3,558
Europe	2,631	2,832	2,807
Asia-Pacific	8	36	22
Latin America	6	—	58
Africa	2	—	100

Total revenues	$4,393	$4,873	$6,545

	December 31,
	2020	2019
Long-lived assets by geographic region:
Israel	$145	$179
United States	249	244
Germany	43	78

	$437	$501

(*)	Long-lived assets are comprised of property and equipment, net.

Major customer data as a percentage of total revenues:

	Year Ended December 31,
	2020	2019	2018
Customer A	10.0%	15.0%	38.0%

NOTE 14: - SUBSEQUENT EVENTS

Following December 31, 2020, a total of 9,372,954 outstanding warrants with exercise prices ranging from $1.25 to $1.79 were exercised, for total gross proceeds to us of approximately $13.2 million.