Form 10-Q
period 2021-03-31
ReWalk Robotics Ltd.
filed 2021-05-11
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares, par value NIS 0.25	RWLK	Nasdaq Capital Market

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

Yes ☐    No ☒

As of May 10, 2021, the registrant had outstanding 46,118,197 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

General and Where You Can Find Other Information

As used in this quarterly report on Form 10-Q (this “quarterly report”), the terms “ReWalk,” the “Company,” “RRL,” “we,” “us” and “our” refer to ReWalk Robotics Ltd. and its subsidiaries, unless the context clearly indicates otherwise. Our website is www.rewalk.com. Information contained, or that can be accessed through, our website does not constitute a part of this quarterly report on Form 10-Q and is not incorporated by reference herein. We have included our website address in this quarterly report solely for informational purposes. Information that we furnish to or file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available on the SEC’s website at http://www.sec.gov.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$67,411	$20,350
Trade receivable, net	498	684
Prepaid expenses and other current assets	517	672
Inventories	3,493	3,542
Total current assets	71,919	25,248

LONG-TERM ASSETS

Restricted cash and other long-term assets	1,021	1,033
Operating lease right-of-use assets	1,229	1,349
Property and equipment, net	392	437
Total long-term assets	2,642	2,819
Total assets	$74,561	$28,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of operating leases	633	660
Trade payables	1,981	2,268
Employees and payroll accruals	577	867
Deferred revenues	388	441
Other current liabilities	443	432
Total current liabilities	4,022	4,668

LONG-TERM LIABILITIES
Deferred revenues	706	667
Non-current operating leases	782	923
Other long-term liabilities	32	35
Total long-term liabilities	1,520	1,625

Total liabilities	5,542	6,293

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 60,000,000 shares at March 31, 2021 and December 31, 2020; Issued and outstanding: 46,092,577 and 25,332,225 shares at March 31, 2021 and December 31, 2020, respectively	3,385	1,827
Additional paid-in capital	250,141	201,392
Accumulated deficit	(184,507)	(181,445)
Total shareholders’ equity	69,019	21,774
Total liabilities and shareholders’ equity	$74,561	$28,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

 REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues	$1,316	$760
Cost of revenues	609	387

Gross profit	707	373

Operating expenses:
Research and development, net	795	985
Sales and marketing	1,671	1,681
General and administrative	1,262	1,309

Total operating expenses	3,728	3,975

Operating loss	(3,021)	(3,602)
Financial expenses (income), net	(4)	246

Loss before income taxes	(3,017)	(3,848)
Taxes on income (tax benefit)	45	(8)

Net loss	$(3,062)	$(3,840)

Net loss per ordinary share, basic and diluted	$(0.08)	$(0.37)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	36,187,789	10,374,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Share			Additional paid-in capital		Total shareholders’ equity (deficiency)
	Number	Amount			Accumulated deficit
Balance as of December 31, 2019	7,319,560	504		178,745	(168,469)	10,780
Share-based compensation to employees and non-employees	—	—		199	—	199
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and restricted stock units (“RSUs”) by employees and non-employees	10,595	*	)	—	—	—
Issuance of ordinary shares in “best efforts” offering, net of issuance expenses in the amount of $1,056 (1)	4,053,172	290		3,720	—	4,010
Exercise of pre-funded warrants (1)	1,546,828	109		1,825	—	1,934
Net loss	—	—		—	(3,840)	(3,840)
Balance as of March 31, 2020	12,930,155	903		184,489	(172,309)	13,083

Balance as of December 31, 2020	25,332,225	1,827		201,392	(181,445)	21,774
Share-based compensation to employees and non-employees	—	—		168	—	168
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	24,096	2		(2)	—	—
Issuance of ordinary shares in a private placement, net of issuance expenses in the amount of $ 3,679 (1)	10,921,502	832		35,489	—	36,321
Exercises of warrants (2)	9,814,754	724		13,094	—	13,818
Net loss	—	—		—	(3,062)	(3,062)
Balance as of March 31, 2021	46,092,577	3,385		250,141	(184,507)	69,019

*)	Represents an amount lower than $1.

(1)	See Note 7.e. to the condensed consolidated financial statements.
(2)	See Note 7.c. to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(3,062)	$(3,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70	75
Share-based compensation to employees and non-employees	168	199
Deferred taxes	—	(4)
Changes in assets and liabilities:
Trade receivables, net	186	68
Prepaid expenses, operating lease right-of-use assets and other assets	264	(448)
Inventories	49	(267)
Trade payables	(384)	79
Employees and payroll accruals	(290)	(143)
Deferred revenues	(14)	(64)
Operating lease liabilities and other liabilities	(160)	4
Net cash used in operating activities	(3,173)	(4,341)

Cash flows used in investing activities:
Purchase of property and equipment	(9)	(9)
Net cash used in investing activities	(9)	(9)

Cash flows from financing activities:
Repayment of long term loan	—	(1,266)
Issuance of ordinary shares in a “best efforts” offerings, net of issuance expenses paid in the amount of $ 1,044 (1)	—	4,022
Issuance of ordinary shares in a private placement, net of issuance expenses paid in the amount of $ 3,582 (1)	36,418	—
Exercise of pre-funded warrants and warrants (1)(2)	13,818	1,934
Net cash provided by financing activities	50,236	4,690

Increase in cash, cash equivalents, and restricted cash	47,054	340
Cash, cash equivalents, and restricted cash at beginning of period	21,054	16,992
Cash, cash equivalents, and restricted cash at end of period	$68,108	$17,332
Supplemental disclosures of non-cash flow information
“Best efforts” offering issuance cost not yet paid (1)	$—	$12
Classification of inventory to property and equipment, net	$—	$50
Expenses related to offerings not yet paid (1)	$97	$—
Classification of other current assets to property and equipment, net	$16	$—
Supplemental cash flow information:
Cash and cash equivalents	$67,411	$16,602
Restricted cash included in other long-term assets	697	730
Total Cash, cash equivalents, and restricted cash	$68,108	$17,332

(1)	See Note 7.e. to the condensed consolidated financial statements.
(2)	See Note 7.c. to the condensed consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:          GENERAL

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

During the second quarter of 2020, we finalized two separate agreements to distribute additional product lines in the U.S. market. The Company will be the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States and will also have distribution rights for the MYOLYN MyoCycle FES cycles to U.S. rehabilitation clinics and personal sales through the U.S. Department of Veterans Affairs (“VA”) hospitals. These new products will improve our product offering to clinics as well as patients within the VA as they both have similar clinician and patient profiles.

c.
The worldwide spread of the novel coronavirus (“COVID-19”) has resulted in a global economic slowdown and is expected to continue to disrupt general business operations until the disease is contained. This has had a negative impact on the Company's sales and results of operations during 2020, and the Company expects that it will continue to negatively affect its sales and results of operations as long as the pandemic impacts our direct markets in Germany and the United States and disturbs our ability to trial new ReWalk Personal 6.0 patients and access clinics to demonstrate our rehab products.  The Company is currently unable to predict the scale and duration of that impact due to the considerable uncertainty that still surrounds the length of time that the areas in which we operate will continue to be impacted by the measures designed to reduce and contain the spread of the virus taken on international, national and local levels. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to the Company’s accounting estimates or judgments or revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

d.
As of March 31, 2021, the Company incurred a consolidated net loss of $3.1 million and has an accumulated deficit in the total amount of $184.5 million. The Company’s cash and cash equivalent as of March 31, 2021 totaled $67.4 million and the Company’s negative operating cash flow for the three months ended March 31, 2021 was $3.2 million. The Company has sufficient funds to support its operations for more than 12 months following the issuance date of our condensed consolidated unaudited financial statements for the three months ended March 31, 2021. The Company expects to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure.  Until we achieve profitability or generate positive cash flows, we will continue to need to raise additional cash. We intend to fund future operations through cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, we may seek additional capital through arrangements with strategic partners or from other sources and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:           UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's (i) condensed consolidated financial position as of March 31, 2021, (ii) condensed consolidated results of operations for the three months ended March 31, 2021, (iii) condensed consolidated statements of changes in shareholders’ equity and (iv) condensed consolidated cash flows for the three months ended March 31, 2021. The results for the three months periods ended March 31, 2021, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3:           SIGNIFICANT ACCOUNTING POLICIES

a.	Revenue Recognition

The Company generates revenues from sales of products. The Company sells its products directly to end customers and through distributors. The Company sells its products to private individuals (who finance the purchases by themselves, through fundraising or reimbursement coverage from insurance companies), rehabilitation facilities and distributors.

Disaggregation of Revenues (in thousands)

	Three Months Ended March 31,
	2021	2020
Units placed	$1,142	$633
Spare parts and warranties	174	127
Total Revenues	$1,316	$760

Units placed

The Company currently offers five products: (1) ReWalk Personal; (2) ReWalk Rehabilitation; (3) ReStore; (4) MyoCycle; and (5) MediTouch.

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

The MyoCycle device uses Functional Electrical Stimulation (“FES”) technology to facilitate therapeutic exercise for persons with muscle weakness or paralysis caused by disorders like spinal cord injury, multiple sclerosis, and stroke.

The MediTouch Tutor movement biofeedback product line includes the Arm, Hand, 3D and Leg Tutor devices. These devices are used by physical and occupational therapists to evaluate functional tasks during rehabilitation of neurologic disorders and can also be used by patients remotely at home.

Pursuant to two separate distribution agreements entered into during the second quarter of 2020, the Company now markets both the MediTouch and MyoCyle products (together the “Distributed Products”) in the United States for use at home or in the clinic.

Units placed includes revenue from sales or rental of SCI Products, ReStore and the Distributed Products.

For units placed, the Company recognizes revenues when it transfers control and title has passed to the customer.  Each unit placed is considered an independent, unbundled performance obligation. The Company generally does not grant a right of return for its products besides isolated cases where we than asses the likelihood of such event to occur based on our historical experience and future estimates. The Company also offers a rent-to-purchase model in which the Company recognizes revenue ratably according to the agreed rental monthly fee.

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

The Distributed Products are offered with an assurance-type warranty that is covered by the vendor ranging from one year to ten years depending on the specific product and part.

Contract balances (in thousands)

	March 31,	December 31,
	2021	2020
Trade receivable, net (1)	$498	$684
Deferred revenues (1) (2)	$1,094	$1,108

(1)	Balance presented net of unrecognized revenues that were not yet collected.
(2)	During the three months ended March 31, 2021, $191 thousand of the December 31, 2020 deferred revenues balance was recognized as revenues.

Deferred revenue is comprised mainly of unearned revenue related to service type warranty but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

The Company’s unfilled performance obligations as of March 31, 2021 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $1,097 thousand, which is fulfilled over one to five years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

b.	New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

i.	Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity.  Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature and a beneficial conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (“EPS”). ASU  2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

ii.	Financial Instruments

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Topic 326 will be effective on the Company beginning on January 1, 2023. The Company is currently evaluating the impact of this new standard on its financial statements.

c.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales. The below table reflects the concentration of credit risk for the Company’s current customers as of the quarter ended March 31, 2021, to which substantial sales were made:

	March 31,	December 31,
	2021	2020
Customer A	24%	* )
Customer B	23%	* )
Customer C	18%	* )
Customer D	18%	11%
Customer E	13%	12%
Customer F	* )	15%
Customer G	* )	15%
Customer H	* )	15%
Customer I	* )	14%

*) Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of March 31, 2021 and December 31, 2020 trade receivables are presented net of allowance for doubtful accounts in the amount of $101 thousand and $102 thousand, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.
Warranty provision

The Company provided a two-year standard warranty for its products. As of 2018, our service policy for new devices sold includes five-year warranties.  The Company determined that the first two years of warranty is an assurance-type warranty and records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2020	$140
Provision	52
Usage	(68)
Balance at March 31, 2021	$124

e.
Basic and diluted net loss per ordinary share:

Basic net loss per ordinary share is computed based on the weighted average number of ordinary shares outstanding during each year.

The total number of ordinary shares related to the outstanding warrants aggregated to 10,550,625, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

NOTE 4:           INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Finished products	$2,777	$2,764
Raw materials	716	778
	$3,493	$3,542

In the three months ended March 31, 2021 and 2020, the Company wrote off inventory in the amount of $38 and $1 thousand, respectively. The write off inventory were recorded in cost of revenue.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:           COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of March 31, 2021, non-cancelable outstanding obligations amounted to approximately $1.2 million.

b.	Operating lease commitment:

(i)
The Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2021 and 2023. A portion of the Company’s facilities leases is generally subject to annual changes in the Consumer Price Index (the “CPI”). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2021 and 2023. A subset of the Company’s cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $23 thousand as of March 31, 2021.

The Company's future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company's condensed consolidated balance sheets as of March 31, 2021 are as follows (in thousands):

2021	$513
2022	662
2023	481
Total lease payments	1,656
Less: imputed interest	(241)
Present value of future lease payments	1,415
Less: current maturities of operating leases	(633)
Non-current operating leases	$782
Weighted-average remaining lease term (in years)	2.47
Weighted-average discount rate	12.6%

Lease expense under the Company’s operating leases was $186 and $183 for the three months ended March 31, 2021 and 2020, respectively.

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (the “IIA”) and the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD”). Since the Company’s inception through March 31, 2021, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty-bearing grants (as of March 31, 2021, the Company paid royalties to the IIA in the total amount of $99 thousand), while a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which were converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

Additionally, the Exclusive License Agreement between the Company and Harvard requires the Company to pay Harvard royalties on net sales. See note 6 below for more information about the Collaboration Agreement and the License Agreement.

Royalty expenses in cost of revenue were $0 and $3 thousand for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

As part of the Company’s other long-term assets and restricted cash, an amount of $697 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

e.	Legal Claims:

Occasionally, the Company is involved in various claims such as product liability claims, lawsuits, regulatory examinations, investigations, and other legal matters arising, for the most part, in the ordinary course of business. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity, or financial condition. While the outcome of any pending or threatened litigation and other legal matters is inherently uncertain, the Company is not currently party to any material litigation.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:           RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

On May 16, 2016, the Company entered into a Research Collaboration Agreement and an Exclusive License Agreement with Harvard. The Research Collaboration Agreement was amended on May 1, 2017 and April 1, 2018 (as amended, the “Collaboration Agreement”), and the Exclusive License Agreement was amended on April 1, 2018 (as amended, the “License Agreement”), to extend the term of the Collaboration Agreement by one year to May 16, 2022 and reallocate the Company’s quarterly installment payments to Harvard through such date, and to make certain technical changes. On April 30, 2020, the Company and Harvard amended the Collaboration Agreement, which included certain adjustments to the quarterly installments and extended the term an additional three quarters until February 16, 2023, when it will expire.

Under the Collaboration Agreement, Harvard and the Company have agreed to collaborate on research regarding the development of lightweight “soft suit” exoskeleton system technologies for lower limb disabilities, which are intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. The Company has committed to paying for the funding of this research in quarterly installments, subject to a minimum funding commitment under applicable circumstances. The Collaboration Agreement will expire on February 16, 2023.

Under the License Agreement, Harvard has granted the Company an exclusive, worldwide, royalty-bearing license under certain patents of Harvard relating to lightweight “soft suit” exoskeleton system technologies for lower limb disabilities, a royalty-free license under certain related know-how and the option to obtain a license under certain inventions conceived under the joint research collaboration. The License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents.

The Company’s total payment obligation under the Collaboration Agreement and the Harvard License Agreement was $7.2 million as of the initial date, some of which was subject to a minimum funding commitment under applicable circumstances as indicated above which were all completed as of March 31, 2021.

The Company has recorded expenses in the amount of $159 thousand and $222 thousand as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three months ended March 31, 2021, and 2020, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7:           SHAREHOLDERS’ EQUITY

a.          Share option plans:

As of March 31, 2021, and December 31, 2020, the Company had reserved 668,944 and 604,320 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers, and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

There were no options granted during the three months ended March 31, 2021 and 2020.

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant.

A summary of employee share options activity during the three months ended March 31, 2021 is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the period	69,606	$37.90	5.59	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(1,860)	26.83	—	—
Options outstanding at the end of the period	67,746	$38.20	5.04	$—

Options exercisable at the end of the period	54,779	$43.17	4.47	$—

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employee RSUs activity during the three months ended March 31, 2021 is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs at the beginning of the period	1,251,311	$3.20
Granted	13,000	1.32
Vested	(24,096)	1.60
Forfeited	(75,764)	1.60
Unvested RSUs at the end of the period	1,164,451	$3.90

The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2020 was $1.32. The Company did not grant RSUs during the three months ended March 31, 2020.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the three months ended March 31, 2021 and March 31, 2020. As of March 31, 2021, there were $1.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 2.89 years.

The number of options and RSUs outstanding as of March 31, 2021 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of March 31, 2021	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of March 31, 2021	Weighted average remaining contractual life (years) (1)
RSUs only	1,164,451	—	—	—
$5.37	12,425	7.99	6,212	7.99
$20.42 - $33.75	34,620	4.71	28,235	4.18
$37.14 - $38.75	9,992	2.54	9,992	2.54
$50 - $52.50	8,043	5.21	7,674	5.16
$182.5 - $524	2,666	4.45	2,666	4.45
	1,232,197	5.04	54,779	4.47

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.          Share-based awards to non-employee consultants:

As of March 31, 2021, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2021:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.500	4,771	See footnote (1)
November 1, 2016 (2)	97,496	$118.750	97,496	November 1, 2021
December 28, 2016 (3)	1,908	$7.500	1,908	See footnote (1)
November 20, 2018 (4)	126,839	$7.500	126,839	November 20, 2023
November 20, 2018 (5)	106,680	$9.375	106,680	November 15, 2023
February 25, 2019 (6)	45,600	$7.187	45,600	February 21, 2024
April 5, 2019 (7)	408,457	$5.140	408,457	October 7, 2024
April 5, 2019 (8)	49,015	$6.503	49,015	April 3, 2024
June 5, 2019 and June 6, 2019 (9)	1,464,665	$7.500	1,464,665	June 5, 2024
June 5, 2019 (10)	87,880	$9.375	87,880	June 5, 2024
June 12, 2019 (11)	416,667	$6.000	416,667	December 12, 2024
June 10, 2019 (12)	50,000	$7.500	50,000	June 10, 2024
February 10, 2020 (13)	28,400	$1.250	28,400	February 10, 2025
February 10, 2020 (14)	105,840	$1.5625	105,840	February 10, 2025
July 6, 2020 (15)	448,698	$1.76	448,698	July 2, 2025
July 6, 2020 (16)	296,297	$2.2781	296,297	July 2, 2025
December 3, 2020 (17)	586,760	$1.34	586,760	June 8, 2026
December 3, 2020 (18)	108,806	$1.7922	108,806	June 8, 2026
February 26, 2021 (19)	5,460,751	$3.6	5,460,751	August 26, 2026
February 26, 2021 (20)	655,290	$4.5781	655,290	August 26, 2026
	10,550,820		10,550,820

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $7.500 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of March 31, 2021.

(2)
Represents warrants issued as part of the Company’s follow-on offering in November 2016. At any time, the Company’s board of directors may reduce the exercise price of the warrants to any amount and for any period of time it deems appropriate.

(3)
Represents common warrants that were issued as part of the $8.000 million December 28, 2016 drawdown under the Loan Agreement between the Company and Kreos, pursuant to which Kreos extended a line of credit to us in the amount of $20 million, with interest payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through December 29, 2020, the date on which all principal was repaid. See footnote 1 for exercisability terms of the common warrants.

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

(13)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020. During the three months ended March 31, 2021 3,740,100 warrants were exercised for total consideration of $4,675,125.

(14)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering. During the three months ended March 31, 2021 230,160 warrants were exercised for total consideration of $359,625.

(15)
Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in July 2020. During the three months ended March 31, 2021 2,020,441 warrants were exercised for total consideration of $3,555,976.

(16)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s July 2020 registered direct offering.

(17)
Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in December 2020. During the three months ended March 31, 2021 3,598,072 warrants were exercised for total consideration of $4,821,416.

(18)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. During the three months ended March 31, 2021 225,981 warrants were exercised for total consideration of $405,003.

(19)	Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in February 2021.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(20)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2021 private placement.

d.     Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$2	$2
Research and development, net	(2)	42
Sales and marketing	45	29
General and administrative	123	126
Total	$168	$199

e.      Equity raise:

1.      Follow-on offerings and warrants exercise:

On February 19, 2021, the Company entered into a purchase agreement with certain institutional and other accredited investors for the issuance and sale of 10,921,502 ordinary shares, par value NIS 0.25 per share at $3.6625 per ordinary share and warrants to purchase up to an aggregate of 5,460,751 ordinary shares with an exercise price of $3.6 per share, exercisable from February 19, 2021 until August 26, 2026.  Additionally, the Company issued warrants to purchase up to 655,290 ordinary shares, with an exercise price of $4.578125 per share, exercisable from February 19, 2021 until August 26, 2026, to certain representatives of H.C. Wainwright & Co., LLC (“H.C. Wainwright”) as compensation for its role as the placement agent in our February 2021 private placement offering.

During the three months ended March 31, 2021, we received a total of 9,814,754 outstanding warrants with exercise prices ranging from $1.25 to $1.79 were exercised, for total gross proceeds of approximately $13.8 million.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8:           FINANCIAL EXPENSES (INCOME), NET

The components of financial expenses (income), net were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Foreign currency transactions and other	$(14)	$(73)
Financial expenses related to loan agreement with Kreos	—	310
Bank commissions	10	9
	$(4)	$246

NOTE 9:          GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended March 31,
	2021	2020
Revenues based on customer’s location :
Israel	—	—
United States	$476	$216
Europe	837	542
Asia-Pacific	2	2
Africa	1	—
Total revenues	$1,316	$760

	March 31,	December 31,
	2021	2020
Long-lived assets by geographic region (*):
Israel	$145	$145
United States	217	249
Germany	30	43
	$392	$437

(*)          Long-lived assets are comprised of property and equipment, net.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Major customer data as a percentage of total revenues:
Customer A	15%	* )
Customer B	10%	—
Customer C	10%	—
Customer D	—	22%
Customer E	—	14%
Customer F	—	13%
Customer G	—	12%
Customer H	—	11%

*) Less than 10%.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) as filed with the SEC on February 18, 2021. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements” below.

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management.  Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in this section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

•	the adverse effect that the COVID-19 pandemic has had and may continue to have on our business and results of operations;
•	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;
•	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that our ordinary shares will be delisted if we cannot do so;
•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;
•	our ability to maintain and grow our reputation and the market acceptance of our products;
•	our ability to achieve reimbursement from third-party payors for our products;
•	our limited operating history and our ability to leverage our sales, marketing and training infrastructure;
•	our expectations as to our clinical research program and clinical results;
•	our ability to obtain certain components of our products from third-party suppliers and our continued access to our product manufacturers;
•	our ability to improve our products and develop new products;
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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The statements are based on our beliefs, assumptions, and expectations of future performance, taking into account the information currently available to us.  These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance, or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements. In particular, you should consider the risks provided under “Part 1, Item 1A. Risk Factors” of our 2020 Form 10-K, and in other reports subsequently filed by us with, or furnished to, the SEC.

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

Overview

We are an innovative medical device company that is designing, developing, and commercializing robotic exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. We have developed and are continuing to commercialize our SCI Products, ReWalk Personal and ReWalk Rehabilitation devices, which are exoskeletons designed for individuals with spinal cord injuries,and for individuals with paraplegia. The SCI Products use our patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement.

We have also developed our ReStore device, which we began commercializing in June 2019. ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke. During the second quarter of 2020, we finalized and moved to implement two separate agreements to distribute additional product lines in the United States. The Company is the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States and will also have distribution rights for the MYOLYN MyoCycle FES cycles to U.S. rehabilitation clinics and personal sales through the U.S. Department of Veterans Affairs (“VA”) hospitals and other personal sales. These Distributed Products will improve our product offering to clinics as well as patients within the VA as they both have similar clinician and patient profile.

Our principal markets are the United States and Europe. In Europe, we have a direct sales operation in Germany and the United Kingdom and work with distribution partners in certain other major countries. We have offices in Marlborough, Massachusetts, Berlin, Germany and Yokneam, Israel, from where we operate our business.

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors (including private and government employers) and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as the ReWalk Personal, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. As of March 31, 2021, we had placed 24 ReWalk Personal 6.0 units as part of a VA policy issued in December 2015 for the evaluation, training, and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans suffering from spinal cord injury across the United States.

 According to a 2017 report published by the Centers for Medicare and Medicaid Services, or CMS, approximately 55% of the spinal cord injury population which are at least five years post their injury date are covered by CMS. In July 2020, a code was issued for ReWalk Personal 6.0 (effective October 1, 2020), which might later be followed by coverage policy of CMS.

Additionally, to date, several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases. In Germany, we continue to make progress toward achieving ReWalk coverage from the various government, private and worker’s compensation payors. In September 2017, each of German insurer BARMER GEK (“Barmer”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), indicated that they will provide coverage to users who meet certain inclusion and exclusion criteria. In February 2018, the head office of German statutory health insurance, or SHI, Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal 6.0 exoskeleton system in the German Medical Device Directory. This decision means that ReWalk will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. During [fiscal?] year 2020, we announced several new agreements with German SHIs, includingTK and DAK Gesundheit, as well as the first German Private Health Insurer (“PHI”), which outline the process of obtaining our devices for eligible insured patients. We are also currently working with several additional SHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal 6.0 device for their beneficiaries within their system.

 First Quarter 2021 and Subsequent Period Business Highlights

•	The Company’s total revenue in the first quarter of 2021 was $1.3 million, compared to $0.8 million in the prior year’s first quarter;
•	The Company’s gross margin was 54% in Q1 of 2021, compared to 49% in Q1 of 2020;
•	The Company’s operating expenses were $3.7 million in Q1 of 2021, compared to $4 million in Q1 2020;
•	The Company entered into a contract with BKK Mobile Oil health insurance to supply ReWalk’s Personal 6.0 System to eligible persons in Germany; and
•	The Company has a strong balance sheet with $67.4 million in cash as of March 31, 2021.

Evolving COVID-19 Pandemic

The impact of the COVID-19 pandemic has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States and many countries in Europe, have placed significant restrictions on travel, and many businesses have announced extended closures. Although many of these countries or the locales within these countries have begun to allow reopening of certain businesses, particularly due to the distribution of vaccinations, it is unclear how long any total or partial shutdowns could last, and whether additional shutdowns will be necessary to halt potential future outbreaks in the future.

The COVID-19 pandemic has affected our ability to engage with our SCI Products, ReStore and Distributed Products existing customers, conduct trials of new product candidates, deliver ordered units or repair existing systems, and provide training of our products to new patients who have largely remained at home due to local movement restrictions and to rehabilitation centers, which have temporarily shifted priorities and responses to pandemic-related medical equipment. As a result, our revenues for fiscal year 2020 were adversely impacted from limited market access and experiencing reduced payor attention.  We believe that these adverse impacts may continue as long as the pandemic status remains in our key markets [in the United States and Germany, especially as our ability to conduct trials of new patients with our SCI Products is limited and as capital budgets for rehabilitation devices such as the ReStore remain reduced or on-hold in most of the clinics. Additionally, some clinics are enforcing in-clinic restrictions that effect our ability to demonstrate our devices to patients. We continue to monitor our sales pipeline on a day-to-day basis in order to assess the quarterly effect of these limitations as some have short term effects and some affects our future pipeline development.  Limitations on travel and business closures recommended by federal, state, and local governments, if they will continue to occur as we have seen during the pandemic, could, among other things, impact our ability to enroll patients in clinical trials, recruit clinical site investigators and obtain timely approvals from local regulatory authorities. While our sole manufacturer, Sanmina Corporation, has not shut down its facilities during the COVID-19 pandemic, our manufacturing may also be impacted due to supply chain delays or adverse impacts on our production capacity as a result of government directives or health protocols. Moreover, the current limitations on our sales activities has made it difficult to effectively forecast our future requirements for systems. For more information, see “Part II, Item 1A. Risk Factors-The COVID-19 pandemic has adversely affected and may continue to materially and adversely impact our business, our operations and our financial results” and “Part II, Item 1A. Risk Factors-We depend on a single third party to manufacture our products, and we rely on a limited number of third-party suppliers for certain components of our products.”

In addition, our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and operational challenges faced by our customers. The occurrence of new outbreaks of COVID-19 could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn or a global recession that could cause significant volatility or decline in the trading price of our securities, affect our ability to execute strategic business activities, affect demand for our products and likely impact our operating results. These may further limit or restrict our ability to access capital on favorable terms, or at all, lead to consolidation that negatively impacts our business, weaken demand, increase competition, cause us to reduce our capital spend further, or otherwise disrupt our business.

During the pandemic, we have implemented remote working procedures in the United States, Germany, and Israel and are establishing in-office measures to contain the spread of COVID-19 according to local regulations. We have also taken several cost reduction efforts that lasted throughout 2020 as needed. The Company will continue to monitor the environment and extend or modify these cost reduction measures as the market condition develops. Despite this current situation and the challenges it imposes, we have developed methods to continue to engage with our current and prospective customers through video conferencing, virtual training events, and online education demos to offer our support and showcase the value of our products.

Results of Operations for the Three Months Ended March 31, 2021 and March 31, 2020

Our operating results for the three months ended March 31, 2021, as compared to the same period in 2020, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended March 31,
	2021	2020
Revenues	$1,316	$760
Cost of revenues	609	387

Gross profit	707	373

Operating expenses:
Research and development, net	795	985
Sales and marketing	1,671	1,681
General and administrative	1,262	1,309

Total operating expenses	3,728	3,975

Operating loss	(3,021)	(3,602)
Financial expenses (income), net	(4)	246

Loss before income taxes	(3,017)	(3,848)
Taxes on income (tax benefit)	45	(8)

Net loss	$(3,062)	$(3,840)

Net loss per ordinary share, basic and diluted	$(0.08)	$(0.37)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	36,187,789	10,374,116

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

Our revenues for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except unit amounts)
Personal unit revenues	$1,308	$714
Rehabilitation unit revenues	8	46

Revenues	$1,316	$760

Personal unit revenues consist of ReWalk Personal 6.0 and Distributed Products sale, rental, service and warranty revenue for home use.

Rehabilitation unit revenues consist of ReStore, Distributed Products and SCI Products sale, rental, service and warranty revenue to clinics, hospitals for treating patients with relevant medical conditions.

Revenues increased by $556 thousand, or 73%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase is due to increase of ReWalk Personal 6.0 units sold in the United States and Germany.

In the future, we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the ReStore and other products to rehabilitation clinics and for personal use.

Gross Profit

Our gross profit for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Gross profit	$707	$373

Gross profit was 54% of revenue for the three months ended March 31, 2021 compared to 49% for the three months ended March 31, 2020. The increase in gross profit for the three months ended March 31, 2021 was mainly driven by the higher volume of units sold.

We expect our gross profit to improve, assuming we increase our sales volumes, which could also decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we expect upon the launch period of our new ReStore and Distributed Products as well as due to an increase in the cost of product parts.

Research and Development Expenses

Our research and development expenses, net, for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses, net	$795	$985

Research and development expenses, net, decreased $190 thousand, or 19%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is attributable to lower number of employees and employee-related expenses offset by an increase in our consulting spending.

We intend to focus our research and development expenses mainly on our current products maintenance as well as developing our “soft suit” exoskeleton for additional indications affecting the ability to walk or a home use design.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Sales and marketing expenses	$1,671	$1,681

Sales and marketing expenses remained generally flat with a $10 thousand, or less than 1%, decrease as compared to the three months ended March 31, 2020.

In the near term our sales and marketing expenses are expected to be driven by our efforts to commercialize our current product offerings and to increase reimbursement coverage of the ReWalk Personal device.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
General and administrative	$1,262	$1,309

General and administrative expenses decreased $47 thousand, or 4%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven mainly by lower consulting spending.

Financial Expenses (Income), Net

Our financial expenses (income), net, for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Financial expenses (income), net	$(4)	$246

Financial expenses (income), net, decreased by $250 thousand, or 101%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, mainly due to lower interest expenses related to the Loan Agreement with Kreos, which was fully repaid in December 2020.

Income Taxes (Tax Benefit)

Our income tax for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Income taxes (tax benefit)	$45	$(8)

Income taxes increased $53 thousand for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 mainly due to increased tax expenses in the United States.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, judgments and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our condensed financial statements and related disclosures. See Note 2 to our audited consolidated financial statements included in our 2020 Form 10-K for a description of the significant accounting policies that we used to prepare our consolidated financial statements.

There have been no material changes to our critical accounting policies or our critical judgments from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our 2020 Form 10-K, except for the updates provided in Note 3 of our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report.

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

As of March 31, 2021, the Company incurred a consolidated net loss of $3.1 million and has an accumulated deficit in the total amount of $184.5 million. Our cash and cash equivalent as of March 31, 2021, totaled $67.4 million and the Company’s negative operating cash flow for the three months ended March 31, 2021, was $3.2 million. The Company has sufficient funds to support its operation for more than 12 months following the approval of our condensed consolidated unaudited financial statements for the three months ended March 31, 2021.

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

 Our anticipated primary uses of cash are: (i) sales, marketing and reimbursement expenses related to market development activities of our ReStore and Personal 6.0 devices, broadening third-party payor and CMS coverage for our ReWalk Personal device and commercializing our new product lines added through distribution agreements; (ii) research and development of our lightweight exo-suit technology for potential home personal health utilization for multiple indications and future generation designs for our spinal cord injury device; (iii) routine product updates; and (iv) general corporate purposes, including working capital needs. We may also use such proceeds for potential acquisitions in complementary businesses, although we do not currently have any agreement or understanding with respect to an acquisition in which we plan to invest such proceeds. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms.

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

Paycheck Protection Program Loan Agreement

On April 21, 2020, RRI entered into a note agreement (the “Note”) evidencing an unsecured loan in the amount of $392 thousand under the Paycheck Protection Program (the “PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020. The Note provides for an interest rate of 1.00% per year and matures two years after the date of initial disbursement. Beginning on the seventh month following the date of initial disbursement, RRI is required to make 18 monthly payments of principal and interest. The Note may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the Small Business Administration may adopt.

On September 29, 2020, the Company submitted an application for loan forgiveness and on November 6, 2020 the Company received confirmation of its PPP Note forgiveness.

Equity Raises

Use of Form S-3

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital pursuant to our At The Market (“ATM”) Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. As of February 16, 2021, since our public float has reached at least $75 million in the preceding 60 days, these limitations will no longer apply to our primary offerings under Form S-3 until the filing of our annual report on Form 10-K in 2022, when we will re-test our status under these rules. If our public float subsequently drops below $75 million as of the filing of that or a subsequent annual report on Form 10-K, or at the time we file a new Form S-3, we will become subject to these limitations again, until the date that our public float again reaches $75 million. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. Our currently effective Form S-3 expires on May 23, 2022. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on the Form S-3.

Equity Offerings and Subsequent Warrant Exercises

 On November 20, 2018, the Company completed a follow-on underwritten public offering in which the Company issued and sold 728,019 units, each consisting of one ordinary share and one warrant to purchase one ordinary share. Each unit was sold to the public at a price of $7.5 per unit, additionally the Company issued and sold 1,050,373 pre-funded units, each unit was sold to the public at a price of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts, and expenses, were $13.1 million (including proceeds from the exercise of 90,691 pre-funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the nine months ended September 30, 2019 additional pre-funded warrants and warrants to purchase an aggregate 2,048,752 ordinary shares had been exercised, for additional proceeds of $12.4 million. As compensation for their role in the offering, the Company also issued to the underwriters warrants to purchase up to 106,680 ordinary shares, which are immediately exercisable starting on November 20, 2018 until November 15, 2023 at $9.375 per share.

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

             On February 19, 2021, the Company entered into a purchase agreement with certain institutional and other accredited investors for the issuance and sale of 10,921,502 ordinary shares, par value NIS 0.25 per share at $3.6625 per ordinary share and warrants to purchase up to an aggregate of 5,460,751 ordinary shares with exercise price of $3.6 per share, exercisable from February 19, 2021 until August 26, 2026.  Additionally, the Company issued warrants to purchase up to 655,290 ordinary shares, with an exercise price of $4.578125 per share, exercisable from February 19, 2021 until August 26, 2026, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our February 2021 private placement offering.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement, (ii) the date that is three years after a new registration statement on Form S-3 goes effective, (iii) our becoming ineligible to use Form S-3 and (iv) termination of the Equity Distribution Agreement by the parties. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. We temporarily suspended use of the ATM Offering Program on February 20, 2019 to facilitate our February 2019 “best efforts” public offering. As of September 30, 2020, we had sold 302,092 ordinary shares under the ATM Offering Program for net proceeds to us of $14.5 million (after commissions, fees, and expenses). Additionally, as of September 30, 2020, we had paid Piper Jaffray compensation of $471 thousand and had incurred total expenses (including such commissions) of approximately $1.2 million in connection with the ATM Offering Program.

  We intend to continue using the at-the-market offering or similar continuous offering programs opportunistically to raise additional funds, although we are currently subject to restrictions on using the ATM Offering Program with Piper Jaffray. Under our December 2020 purchase agreement with certain investors, we agreed for a period of one year following December 3, 2020 not to (i) issue or agree to issue equity or debt securities convertible into, or exercisable or exchangeable for, ordinary shares at a conversion price, exercise price or exchange price which floats with the trading price of the ordinary shares or which may be adjusted after issuance upon the occurrence of certain events or (ii) enter into any agreement, including an equity line of credit, whereby the Company may issue securities at a future-determined price, other than an at–the-market facility with the placement agent, H.C. Wainwright, beginning on February 1, 2021. Such limitations may inhibit our ability to access capital efficiently.

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

The closings of the second tranche and third tranche were subject to specified closing conditions, including the formation of a joint venture, the signing of a license agreement and a supply agreement, and the successful production of certain ReWalk products. The closing of the third tranche was to have occurred by December 31, 2018 and no later than April 1, 2019. We believe that Timwell committed various material breaches of the Investment Agreement, including failure to consummate its second and third investment tranches in the Company for a total of $15 million, failure to enter into a detailed joint venture with the Company, and failure to make payments for product-related commitments. Nevertheless, until March 2020 we continued to engage in a dialogue with Timwell (and its affiliate RealCan) on alternative pathways to allow us to commercialize our products in China through RealCan and its affiliates, and also provide for RealCan or an affiliate to invest in us.

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

Cash Flows for the Three Months Ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(3,173)	$(4,341)
Net cash used in investing activities	(9)	(9)
Net cash provided by financing activities	50,236	4,690
Net cash flow	$47,054	$340

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $1.2 million or 27% due to increased collection as a result of higher sales to customers as well as no interest payments to Kreos as we repaid our debt under the Loan Agreement in full in December 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $45.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the higher proceeds received through our February 2021 offering and warrants exercises received during the first quarter of 2021, as well as the fact that we did not have any principal payments pursuant to the Loan Agreement with Kreos after repaying our debt in full in December 2020.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of March 31, 2021.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$1,150	$1,150	$—
Collaboration Agreement and License Agreement obligations (2)	2,144	1,344	800
Operating lease obligations (3)	1,656	681	975
Total	$4,950	$3,175	$1,775

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

(2)
Our Collaboration Agreement with Harvard was originally signed for a period of six years and, as of March 31, 2021, has a remaining term of approximately 1.91 years. Under the Collaboration Agreement, we are required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and of a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development milestones have been met as of March 31, 2021. There are commercialization milestones which depend on us reaching certain sales amounts some or all of which may not occur.

(3)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.334: $1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00:$1.174, both of which were the applicable exchange rates as of March 31, 2021

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of March 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first quarter of 2021. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2020 Form 10-K, except as described in Note 5 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2020 Form 10-K except as noted below:

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

When an exoskeleton is used by a paralyzed individual to walk, the individual relies completely on the exoskeleton to hold him or her upright. In addition, our products incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. If any part of our product’s hardware or software were to fail, the user could experience death or serious injury. For example, ReWalk recently submitted medical device reports, or MDRs, to the FDA and medical device vigilance reports, or MDVs, to the European regulatory authorities and initiated a correction in response to two complaints regarding battery thermal runaway events.  The correction that includes clarified use instructions and information on battery information and storage is currently being implemented in the United States and in Europe.  Additionally, users may not use our or maintain our products in accordance with safety, storage, and training protocols, which could enhance the risk of death or injury. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, additional regulatory filings, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

The medical device industry has historically been subject to extensive litigation over product liability claims. We have been and anticipate that as part of our ordinary course of business we may be, subject to product liability claims alleging defects in the design, manufacture, or labeling of our products. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts.

Risks Related to Government Regulation

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

We are conducting an ongoing mandatory FDA postmarket surveillance study on our ReWalk Personal 6.0, which began in June 2016. Before we began the current study, the FDA sent us a warning letter on September 30, 2015 (“the September 2015 Warning Letter”), threatening potential regulatory action against us for violations of Section 522 of the U.S. Federal Food, Drug, and Cosmetic Act, based on our failure to initiate a postmarket surveillance study by the September 28, 2015 deadline, our allegedly deficient protocol for that study and the lack of progress and communication regarding the study. Between June 2014 and our receipt of the September 2015 Warning Letter, we had responded late to certain of the FDA’s requests related to our study protocol. In February 2016, the FDA sent us an additional information request, or the February 2016 Letter, requesting additional changes to our study protocol and asking that we amend the study within 30 days. This letter also discussed the FDA’s request, as further discussed in later communications with the FDA, for a new premarket notification for our ReWalk device, or a special 510(k), linked to what the FDA viewed as changes to the labeling and the device, including to a computer included with the device. In late March 2016, following multiple discussions with the FDA, including an in-person meeting, the FDA confirmed that the agency would permit the continued marketing of the ReWalk device conditioned upon our timely submitting a special 510(k) and initiating our postmarket surveillance study by June 1, 2016. The special 510(k) was timely submitted on April 8, 2016, and the FDA’s substantial equivalence determination was received by us on July 22, 2016, granting us permission to continue marketing the ReWalk device.

Additionally, we submitted a protocol to the FDA for the postmarket surveillance study that was approved by the FDA on May 5, 2016.

We began the study on June 13, 2016, with Stanford University as the lead investigational site. In August 2016, the FDA sent us a letter stating that, based on its evaluation of our corrective and preventive actions in response to the September 2015 Warning Letter, it appeared we had adequately addressed the violations cited in the September 2015 Warning Letter. As part of our study, we provided the FDA with the required periodic reports on the study’s progress, in a few cases with delay, and we intend to continue providing the FDA with periodic reports as required. Through these reports, we made the FDA aware that due to enrollment issues, we were unable to satisfy the target enrollment specified in the original study protocol. As of March 6, 2021, the study has been closed. Twelve subjects were enrolled in the study, three completed the study and one was using the device at the time the study was closed. This was substantially below the required number of patients included in our original study protocol.

In March 2021, FDA accepted another protocol supplement to the original postmarket study that we prepared to address our inability to obtain certain study information due to the COVID-19 pandemic.  Our modification to the original protocol allowed us to close all study sites.  The data from the original postmarket study, along with the real world data, will be submitted to FDA.  However, despite the revised study protocol there can be no assurance that we will be able to satisfy the post-market study requirements. If we cannot meet FDA requirements for the post-market study or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 40% of our revenues in the year ended December 31, 2020 from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).
4.1	Form of purchaser warrant from February 2021 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021).
4.2	Form of placement agent warrant from February 2021 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021).
10.1	Form of purchase agreement from February 2021 private placement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021).#
10.2
Form of registration rights agreement from February 2021 private placement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021).

10.3
Engagement Letter, dated December 2, 2020, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).^

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
__________________________

*	Furnished herewith.

^	Portions of this exhibit (indicated by asterisks) have been omitted under rules of the SEC permitting the confidential treatment of select information.

#	The schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: May 11, 2021	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Ori Gon
Ori Gon
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)