Form 10-Q
period 2021-06-30
ReWalk Robotics Ltd.
filed 2021-08-09
CIK 1607962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from______to______

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

Yes ☐  No ☒

As of August 6, 2021, the Registrant had outstanding 46,410,973 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$64,236	$20,350
Trade receivable, net	779	684
Prepaid expenses and other current assets	834	672
Inventories	3,346	3,542
Total current assets	69,195	25,248

LONG-TERM ASSETS

Restricted cash and other long-term assets	1,039	1,033
Operating lease right-of-use assets	1,116	1,349
Property and equipment, net	355	437
Total long-term assets	2,510	2,819
Total assets	$71,705	$28,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of operating leases	640	660
Trade payables	2,080	2,268
Employees and payroll accruals	695	867
Deferred revenues	330	441
Other current liabilities	457	432
Total current liabilities	4,202	4,668

LONG-TERM LIABILITIES
Deferred revenues	727	667
Non-current operating leases	662	923
Other long-term liabilities	36	35
Total long-term liabilities	1,425	1,625

Total liabilities	5,627	6,293

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 60,000,000 shares at June 30, 2021 and December 31, 2020; Issued and outstanding: 46,201,052 and 25,332,225 shares at June 30, 2021 and December 31, 2020, respectively	3,394	1,827
Additional paid-in capital	250,332	201,392
Accumulated deficit	(187,648)	(181,445)
Total shareholders’ equity	66,078	21,774
Total liabilities and shareholders’ equity	$71,705	$28,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$1,436	$1,668	$2,752	$2,428
Cost of revenues	709	646	1,318	1,033

Gross profit	727	1,022	1,434	1,395

Operating expenses:
Research and development	810	954	1,605	1,939
Sales and marketing	1,613	1,353	3,284	3,034
General and administrative	1,445	1,267	2,707	2,576

Total operating expenses	3,868	3,574	7,596	7,549

Operating loss	(3,141)	(2,552)	(6,162)	(6,154)
Financial expenses (income), net	(9)	235	(13)	481

Loss before income taxes	(3,132)	(2,787)	(6,149)	(6,635)
Taxes on income	9	68	54	60

Net loss	$(3,141)	$(2,855)	$(6,203)	$(6,695)

Net loss per ordinary share, basic and diluted	$(0.07)	$(0.22)	$(0.15)	$(0.57)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	46,123,222	13,101,275	41,210,527	11,744,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Ordinary Shares			Additional paid-in	Accumulated	Total shareholders’
	Number	Amount		capital	deficit	equity
Balance as of April 1, 2020	12,930,155	903		184,489	(172,309)	13,083
Share-based compensation to employees and non-employees	—	—		113	—	113
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	14,030	*	)	—	—	—
Exercise of warrants (1) (2)	1,246,500	90		1,468	—	1,558
Net loss	—	—		—	(2,855)	(2,855)
Balance as of June 30, 2020	14,190,685	993		186,070	(175,164)	11,899

Balance as of April 1, 2021	46,092,577	3,385		250,141	(184,507)	69,019
Share-based compensation to employees and non-employees	—	—		200	—	200
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	108,475	9		(9)	—	—
Net loss	—	—		—	(3,141)	(3,141)
Balance as of June 30, 2021	46,201,052	3,394		250,332	(187,648)	66,078

*)	Represents an amount lower than $1.

(1)	See Note 7e to the condensed consolidated financial statements
(2)	See Note 7c to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Ordinary Shares			Additional paid-in	Accumulated	Total shareholders’
	Number	Amount		capital	deficit	equity
Balance as of January 1, 2020	7,319,560	504		178,745	(168,469)	10,780
Share-based compensation to employees and non-employees	—	—		312	—	312
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	24,625	*	)	—	—	—
Issuance of ordinary shares in “best efforts” offering, net of issuance expenses in the amount of $1,056 (1)	4,053,172	290		3,720	—	4,010
Exercise of pre-funded warrants and warrants (1) (2)	2,793,328	199		3,293	—	3,492
Net loss	—	—		—	(6,695)	(6,695)
Balance as of June 30, 2020	14,190,685	993		186,070	(175,164)	11,899

Balance as of January 1, 2021	25,332,225	1,827		201,392	(181,445)	21,774
Share-based compensation to employees and non-employees	—	—		368	—	368
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	132,571	11		(11)	—	—
Issuance of ordinary shares in a private placement, net of issuance expenses in the amount of $ 3,679 (1)	10,921,502	832		35,489	—	36,321
Exercise of warrants (2)	9,814,754	724		13,094	—	13,818
Net loss	—	—		—	(6,203)	(6,203)
Balance as of June 30, 2021	46,201,052	3,394		250,332	(187,648)	66,078

*)	Represents an amount lower than $1.

(1)	See Note 7e to the condensed consolidated financial statements
(2)	See Note 7c to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(6,203)	$(6,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	141	151
Share-based compensation to employees and non-employees	368	312
Deferred taxes	(11)	(50)
Changes in assets and liabilities:
Trade receivables, net	(95)	(260)
Prepaid expenses, operating lease right-of-use assets and other assets	85	(240)
Inventories	138	(382)
Trade payables	(285)	(581)
Employees and payroll accruals	(172)	126
Deferred revenues	(51)	29
Operating lease liabilities and other liabilities	(255)	57
Net cash used in operating activities	(6,340)	(7,533)

Cash flows used in investing activities:
Purchase of property and equipment	(11)	(15)
Net cash used in investing activities	(11)	(15)

Cash flows from financing activities:
Repayment of long-term loan	—	(2,591)
Proceeds from issuance of long-term debt	—	392
Issuance of ordinary shares in a “best efforts” offering, net of issuance expenses paid in the amount of $ 1,056 (1)	—	4,010
Issuance of ordinary shares in a private placement, net of issuance expenses paid in the amount of $ 3,582 (1)	36,418	—
Exercise of pre-funded warrants and warrants (1) (2)	13,818	3,492
Net cash provided by financing activities	50,236	5,303

Increase (decrease) in cash, cash equivalents, and restricted cash	43,885	(2,245)
Cash, cash equivalents, and restricted cash at beginning of period	21,054	16,992
Cash, cash equivalents, and restricted cash at end of period	$64,939	$14,747
Supplemental disclosures of non-cash flow information
Expenses related to offerings not yet paid (1)	$97	$—
Classification of other current assets to property and equipment, net	$16	$32
Classification of inventory to property and equipment, net	$32	$50
Classification of inventory to other current assets	$26	$—
Supplemental cash flow information:
Cash and cash equivalents	$64,236	$14,064
Restricted cash included in other long-term assets	703	683
Total Cash, cash equivalents, and restricted cash	$64,939	$14,747

(1)	See Note 7e to the condensed consolidated financial statements.
(2)	See Note 7c to the condensed consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:GENERAL

a.ReWalk Robotics Ltd. (“RRL”, and together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Israel on June 20, 2001 and commenced operations on the same date.

b.RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics Inc. (“RRI”) incorporated under the laws of Delaware on February 15, 2012 and (ii) ReWalk Robotics GMBH. (“RRG”) incorporated under the laws of Germany on January 14, 2013.

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

c.The worldwide spread of the novel coronavirus (“COVID-19”) in March 2020 has resulted in a global economic slowdown and is expected to continue to disrupt general business operations until the disease is contained. This pandemic had a negative impact on the Company's sales and results of operations since 2020, and the Company expects that it will continue to negatively affect its sales and results of operations as long as the pandemic impacts our direct markets in Germany and the United States and disturbs our ability to trial new ReWalk Personal 6.0 patients, access clinics to demonstrate our rehab products and customers are unable to continue their in-clinic training. The Company is currently unable to predict the scale and duration of that impact due to the considerable uncertainty that still surrounds the length of time that the areas in which we operate will continue to be impacted by the measures designed to reduce and contain the spread of the virus taken on international, national and local levels. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to the Company’s accounting estimates or judgments or revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.In the six months ended June 30, 2021, the Company incurred a consolidated net loss of $6.2 million and as of June 30, 2021, the Company has an accumulated deficit in the total amount of $187.6 million. The Company’s cash and cash equivalents as of June 30, 2021, were $64.2 million and the Company’s negative operating cash flow for the six months ended June 30, 2021, was $6.3 million. The Company has sufficient funds to support its operations for more than 12 months following the issuance date of our condensed consolidated unaudited financial statements for the three and six months ended June 30, 2021. The Company expects to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure. Until we achieve profitability or generate positive cash flows, we will continue to need to raise additional cash. We intend to fund future operations through cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, we may seek additional capital through arrangements with strategic partners or from other sources and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

NOTE 2:UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s (i) consolidated financial position as of June 30, 2021, (ii) consolidated results of operations for the three and six months ended June 30, 2021, (iii) consolidated statements of changes in shareholders’ equity as of June 30, 2021 and (iv) consolidated cash flows for the six months ended June 30, 2021. The results for the three and six month periods ended June 30, 2021, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3:SIGNIFICANT ACCOUNTING POLICIES

a.Revenue Recognition

The Company generates revenues from sales of products. The Company sells its products directly to end customers and through distributors. The Company sells its products to private individuals (who finance the purchases by themselves, through fundraising or reimbursement coverage from insurance companies), rehabilitation facilities and distributors.

Disaggregation of Revenues (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Units placed	$1,313	$1,428	$2,455	$2,061
Spare parts and warranties	123	240	297	367
Total Revenues	$1,436	$1,668	$2,752	$2,428

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

In the beginning of 2018, the Company updated its service policy for SCI Products to include a five-year warranty compared to a period of two years that were included in the past for parts and services. The first two years are considered as assurance type warranty and the additional period is considered an extended service arrangement, which is a service type warranty. An assurance type warranty is not accounted for as separate performance obligations under the revenue model. A service type warranty is either sold with a unit or separately for units for which the warranty has expired. Revenue is then recognized ratably over the life of the warranty.

The ReStore device is offered with a two-year warranty which is considered as assurance type warranty.

The Distributed Products are offered with an assurance-type warranty that is covered by the vendor ranging from one year to ten years depending on the specific product and part.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract balances (in thousands)

	June 30,	December 31,
	2021	2020
Trade receivable, net (1)	$779	$684
Deferred revenues (1) (2)	$1,057	$1,108

(1)	Balance presented net of unrecognized revenues that were not yet collected.
(2)	During the six months ended June 30, 2021, $293 thousand of the December 31, 2020, deferred revenues balance was recognized as revenues.

Deferred revenue is comprised mainly of unearned revenue related to service type warranty but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

The Company’s unfilled performance obligations as of June 30, 2021, and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $1,092 thousand, which is fulfilled over one to five years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

b.New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

i.Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

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

ii.Financial Instruments

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	June 30,	December 31,
	2021	2020
Customer A	15%	*)
Customer B	14%	*)
Customer C	14%	*)
Customer D	13%	*)
Customer E	13%	*)
Customer F	*)	15%
Customer G	*)	15%
Customer H	*)	15%
Customer I	*)	14%
Customer J	*)	12%
Customer K	*)	11%

*) Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of June 30, 2021, and December 31, 2020, trade receivables are presented net of allowance for doubtful accounts in the amount of $42 thousand and $102 thousand, respectively.

d.Warranty provision

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

US Dollars in thousands
Balance at December 31, 2020	$140
Provision	109
Usage	(131)
Balance at June 30, 2021	$118

e.Basic and diluted net loss per ordinary share

Basic net loss per ordinary share is computed based on the weighted average number of ordinary shares outstanding during each year.

For the six months ended June 30, 2021, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 12,210,449, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Finished products	$2,632	$2,764
Raw materials	714	778
	$3,346	$3,542

In the six months ended June 30, 2021, and 2020, the Company wrote off inventory in the amount of $58 and $5 thousand, respectively. The write off inventory were recorded in cost of revenue.

NOTE 5:COMMITMENTS AND CONTINGENT LIABILITIES

a.Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of June 30, 2021, non-cancelable outstanding obligations amounted to approximately $1.3 million.

b.Operating lease commitment:

(i)The Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2021 and 2023. A portion of our facilities leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2021 and 2023. A subset of our car leases is considered variable. The variable lease payments for such car leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $24 thousand as of June 30, 2021.

The Company's future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company's condensed consolidated balance sheets as of June 30, 2021, are as follows (in thousands):

2021	$343
2022	664
2023	481
Total lease payments	1,488
Less: imputed interest	(186)
Present value of future lease payments	1,302
Less: current maturities of operating leases	(640)
Non-current operating leases	$662
Weighted-average remaining lease term (in years)	2.22
Weighted-average discount rate	12.6%

Lease expense under the Company’s operating leases were $178 thousand and $217 thousand for the three months ended June 30, 2021, and 2020, respectively. For the six months ended June 30, 2021, and 2020 the lease expense were $364 thousand and $400 thousand, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (the “IIA”) and the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD”). Since the Company’s inception through June 30, 2021, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty-bearing grants (as of June 30, 2021, the Company paid royalties to the IIA in the total amount of $99 thousand), while a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which were converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received.

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

Royalties expenses in cost of revenue were $6 and $0 thousand for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, and 2020, the royalties expenses were $6 thousand and $3 thousand, respectively.

As of June 30, 2021, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

d.Liens:

As part of the Company’s other long-term assets and restricted cash, an amount of $703 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.Legal Claims:

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

On May 16, 2016, the Company entered into a Research Collaboration Agreement and an Exclusive License Agreement with Harvard. The Research Collaboration Agreement was amended on May 1, 2017, and April 1, 2018 (as amended, the “Collaboration Agreement”), and the Exclusive License Agreement was amended on April 1, 2018 (as amended, the “License Agreement”), to extend the term of the Collaboration Agreement by one year to May 16, 2022 and reallocate the Company’s quarterly installment payments to Harvard through such date, and to make certain technical changes. On April 30, 2020, the Company and Harvard amended the Collaboration Agreement, which included certain adjustments to the quarterly installments and extended the term an additional three quarters until February 16, 2023, when it will expire.

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

The Company’s total payment obligation under the Collaboration Agreement and the Harvard License Agreement was $7.2 million as of the initial date, some of which was subject to a minimum funding commitment under applicable circumstances as indicated above which were all completed as of June 30, 2021.

The Company has recorded expenses in the amount of $162 thousand and $202 thousand for the three months ended June 30, 2021, and 2020, respectively. For the six months ended June 30, 2021, and 2020 the expense were $320 thousand and $424 thousand, respectively which are part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7:SHAREHOLDERS’ EQUITY

a.Share option plans:

As of June 30, 2021, and December 31, 2020, the Company had reserved 133,037 and 604,320 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

There were no options granted during the six months ended June 30, 2021, and 2020.

The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant.

A summary of employees and non-employees share options activity during the six months ended June 30, 2021, is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the period	69,606	$37.90	5.59	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(5,563)	33.64	—	—
Options outstanding at the end of the period	64,043	$38.31	5.08	$—

Options exercisable at the end of the period	53,547	$42.71	4.65	$—

A summary of employees and non-employees RSUs activity during the six months ended June 30, 2021, is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs at the beginning of the period	1,251,311	$1.69
Granted	583,216	1.75
Vested	(132,571)	2.24
Forfeited	(106,370)	1.57
Unvested RSUs at the end of the period	1,595,586	$1.60

The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2021, and 2020 was $1.75 and $2.23, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the six months ended June 30, 2021, and June 30, 2020. As of June 30, 2021, there were $2.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 3.05 years.

The number of options and RSUs outstanding as of June 30, 2021, is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of June 30, 2021	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of June 30, 2021	Weighted average remaining contractual life (years) (1)
RSUs only	1,595,586	—	—	—
$5.37	12,425	7.75	6,989	7.75
$20.42 - $33.75	32,905	4.71	27,845	4.32
$37.14 - $38.75	9,316	2.48	9,316	2.48
$50 - $52.5	6,731	5.97	6,731	5.97
$182.5 - $524.25	2,666	4.20	2,666	4.20
	1,659,629	5.08	53,547	4.65

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.Share-based awards to non-employee consultants:

As of June 30, 2021, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2021:

			Warrants
	Warrant	Exercise price per	outstanding and	Contractual
Issuance date	outstanding	warrant	exercisable	term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.500	4,771	See footnote (1)
November 1, 2016 (2)	97,496	$118.750	97,496	November 1, 2021
December 28, 2016 (3)	1,908	$7.500	1,908	See footnote (1)
November 20, 2018 (4)	126,839	$7.500	126,839	November 20, 2023
November 20, 2018 (5)	106,680	$9.375	106,680	November 15, 2023
February 25, 2019 (6)	45,600	$7.187	45,600	February 21, 2024
April 5, 2019 (7)	408,457	$5.140	408,457	October 7, 2024
April 5, 2019 (8)	49,015	$6.503	49,015	April 3, 2024
June 5, 2019, and June 6, 2019 (9)	1,464,665	$7.500	1,464,665	June 5, 2024
June 5, 2019 (10)	87,880	$9.375	87,880	June 5, 2024
June 12, 2019 (11)	416,667	$6.000	416,667	December 12, 2024
June 10, 2019 (12)	50,000	$7.500	50,000	June 10, 2024
February 10, 2020 (13)	28,400	$1.250	28,400	February 10, 2025
February 10, 2020 (14)	105,840	$1.5625	105,840	February 10, 2025
July 6, 2020 (15)	448,698	$1.76	448,698	July 2, 2025
July 6, 2020 (16)	296,297	$2.2781	296,297	July 2, 2025
December 3, 2020 (17)	586,760	$1.34	586,760	June 8, 2026
December 3, 2020 (18)	108,806	$1.7922	108,806	June 8, 2026
February 26, 2021 (19)	5,460,751	$3.6	5,460,751	August 26, 2026
February 26, 2021 (20)	655,290	$4.5781	655,290	August 26, 2026
	10,550,820		10,550,820

(1)

Represents warrants for ordinary shares issuable upon an exercise price of $7.50 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of June 30, 2021.

(2)

Represents warrants issued as part of the Company’s follow-on offering in November 2016. At any time, the Company’s board of directors may reduce the exercise price of the warrants to any amount and for any period of time it deems appropriate.

(3)

Represents warrants for ordinary shares that were issued as part of the $8.0 million December 28, 2016, drawdown under the Loan Agreement between the Company and Kreos, pursuant to which Kreos extended a line of credit to us in the amount of $20 million, with interest payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through December 29, 2020, the date on which all principal was repaid. See footnote 1 for exercisability terms of the common warrants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	Represents warrants for ordinary shares that were issued as part of the Company’s follow-on offering in November 2018.

(5)	Represents warrants for ordinary shares that were issued to the underwriters as compensation for their role in the Company’s follow-on offering in November 2018.

(6)	Represents warrants for ordinary shares that were issued to the exclusive placement agent as compensation for its role in the Company’s follow-on offering in February 2019.

(7)	Represents warrants for ordinary shares that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in April 2019.

(8)	Represents warrants for ordinary shares that were issued to the placement agent as compensation for its role in the Company’s April 2019 registered direct offering.

(9)	Represents warrants for ordinary shares that were issued to certain institutional investors in a warrant exercise agreement on June 5, 2019, and June 6, 2019, respectively.

(10)

Represents warrants for ordinary shares that were issued to the placement agent as compensation for its role in the Company’s June 2019 warrant exercise agreement and concurrent private placement of warrants.

(11)	Represents warrants for ordinary shares that were issued to certain institutional investors in a warrant exercise agreement in June 2019.

(12)

Represents warrants for ordinary shares that were issued to the placement agent as compensation for its role in the Company’s June 2019 registered direct offering and concurrent private placement of warrants.

(13)

Represents warrants for ordinary shares that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020. During the six months ended June 30, 2021, 3,740,100 warrants were exercised for total consideration of $4,675,125.

(14)

Represents warrants for ordinary shares that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering. During the six months ended June 30, 2021, 230,160 warrants were exercised for total consideration of $359,625.

(15)

Represents warrants for ordinary shares that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in July 2020. During the six months ended June 30, 2021, 2,020,441 warrants were exercised for total consideration of $3,555,976.

(16)	Represents warrants for ordinary shares that were issued to the placement agent as compensation for its role in the Company’s July 2020 registered direct offering.

(17)

Represents warrants for ordinary shares that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in December 2020. During the six months ended June 30, 2021, 3,598,072 warrants were exercised for total consideration of $4,821,416.

(18)

Represents warrants for ordinary shares that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. During the six months ended June 30, 2021, 225,981 warrants were exercised for total consideration of $405,003.

(19)	Represents warrants for ordinary shares that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in February 2021.

(20)	Represents warrants for ordinary shares that were issued to the placement agent as compensation for its role in the Company’s February 2021 private placement.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cost of revenues	$4	$4
Research and development	14	74
Sales and marketing	77	48
General and administrative	273	186
Total	$368	$312

e.Equity raise:

1.Follow-on offerings and warrants exercise:

On February 19, 2021, the Company entered into a purchase agreement with certain institutional and other accredited investors for the issuance and sale of 10,921,502 ordinary shares, par value NIS 0.25 per share at $3.6625 per ordinary share and warrants to purchase up to an aggregate of 5,460,751 ordinary shares with an exercise price of $3.6 per share, exercisable from February 19, 2021, until August 26, 2026. Additionally, the Company issued warrants to purchase up to 655,290 ordinary shares, with an exercise price of $4.578125 per share, exercisable from February 19, 2021, until August 26, 2026, to certain representatives of H.C. Wainwright & Co., LLC (“H.C. Wainwright”) as compensation for its role as the placement agent in our February 2021 private placement offering.

During the six months ended June 30, 2021, a total of 9,814,754 outstanding warrants with exercise prices ranging from $1.25 to $1.79 were exercised, for total gross proceeds of approximately $13.8 million.

On February 10, 2020, the Company closed a “best efforts” public offering whereby the Company issued an aggregate of 5,600,000 of common units and pre-funded units at a public offering price of $1.25 per common unit and $1.249 per pre-funded unit. As part of the public offering, the Company entered into a securities purchase agreement with certain institutional purchasers. Each common unit consisted of one ordinary share, par value NIS 0.25 per share, and one common warrant to purchase one ordinary share. Each pre-funded unit consisted of one pre-funded warrant to purchase one ordinary share and one common warrant. Additionally, the Company issued warrants to purchase up to 336,000 ordinary shares, with an exercise price of $1.5625 per share, to representatives of H.C. Wainwright as compensation for its role as the placement agent in the Company’s February 2020 offering. During the three months ended March 31, 2020, all pre-funded warrants to purchase ordinary shares were exercised. During the three and six months ended June 30, 2020, a total of 1,246,500 outstanding warrants with an exercise price of $1.25 were exercised, for total gross proceeds of approximately $1.6 million.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8:FINANCIAL EXPENSES, NET

The components of financial expenses, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency transactions and other	$(14)	$(19)	$(28)	$(92)
Financial expenses related to loan agreement with Kreos	—	249	—	559
Bank commissions	5	5	15	14
	$(9)	$235	$(13)	$481

NOTE 9:GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues based on customer’s location:
United States	$654	$631	$1,130	$847
Europe	726	1,035	1,563	1,577
Asia-Pacific	55	2	57	4
Africa	1	—	2	—
Total revenues	$1,436	$1,668	$2,752	$2,428

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30,	December 31,
	2021	2020
Long-lived assets by geographic region (*):
Israel	$794	$953
United States	628	790
Germany	49	43
	$1,471	$1,786

*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Six Months Ended June 30,
	2021		2020
Major customer data as a percentage of total revenues:
Customer A	*	)	10.3%

*)	Less than 10%.

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

•

our ability to achieve reimbursement from third-party payors or advance CMS coverage for our products;

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

•

market and other conditions; and

•

other factors discussed in “Part II. Item 1A. Risk Factors.”

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

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors (including private and government employers) and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as the ReWalk Personal, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. As of June 30, 2021, we had placed 24 ReWalk Personal 6.0 units as part of a VA policy issued in December 2015 for the evaluation, training, and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans suffering from spinal cord injury across the United States.

According to a 2017 report published by the Centers for Medicare and Medicaid Services, or CMS, approximately 55% of the spinal cord injury population which are at least five years post their injury date are covered by CMS. In July 2020, a code was issued for ReWalk Personal 6.0 (effective October 1, 2020), which might later be followed by coverage policy of CMS.

Additionally, to date, several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases. In Germany, we continue to make progress toward achieving ReWalk coverage from the various government, private and worker’s compensation payors. In September 2017, each of German insurer BARMER GEK (“Barmer”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), indicated that they will provide coverage to users who meet certain inclusion and exclusion criteria. In February 2018, the head office of German statutory health insurance, or SHI, Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal 6.0 exoskeleton system in the German Medical Device Directory. This decision means that ReWalk will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. During the year 2020, we announced several new agreements with German SHIs, including TK and DAK Gesundheit, as well as the first German Private Health Insurer (“PHI”), which outline the process of obtaining our devices for eligible insured patients. We are also currently working with several additional SHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal 6.0 device for their beneficiaries within their system.

Second Quarter 2021 and Subsequent Period Business Highlights

•

Total revenue in the second quarter of 2021 was $1.4 million;

•

Second quarter 2021 marks the fourth consecutive quarter over quarter growth;

•

Gross margin was 51% in the second quarter of 2021;

•

Total operating expenses were $3.9 million in the second quarter of 2021;

•

Cash position remains strong with $64.2 million;

•

Additional five BKK partners have joined the operating contract in Germany and

•

Jeannine Lynch will join the Company as its VP of strategy and market access on August 31, 2021.

Evolving COVID-19 Pandemic

The impact of the COVID-19 pandemic has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States and many countries in Europe, have placed significant restrictions on travel, and many businesses have announced extended closures. Although many of these countries or the locales within these countries have begun to allow reopening of certain businesses, particularly due to the distribution of vaccinations, it is unclear how long any total or partial shutdowns could last, and whether additional shutdowns will be necessary to halt potential future outbreaks especially as new variants such as the Delta variant are emerging, and they might impact the vaccine efficiency.

The COVID-19 pandemic has affected our ability to engage with our SCI Products, ReStore and Distributed Products existing customers, conduct trials of new product candidates, deliver ordered units or repair existing systems and provide training of our products to new patients who have largely remained at home due to local movement restrictions and to rehabilitation centers, which have temporarily shifted priorities and responses to pandemic-related medical equipment. As a result, our sales and results of operations were adversely impacted.  We believe that these adverse impacts may continue as long as the pandemic status remains in our key markets in the United States and Germany, especially as long as our ability to conduct trials of new patients is limited or if our existing customers can’t train with our SCI Products and as long as capital budgets for rehabilitation devices such as the ReStore remain reduced or on-hold. Additionally, some clinics, such as VA clinics, are enforcing in-clinic restrictions that effect our ability to demonstrate our devices to patients or start training for qualified potential customers. We continue to monitor our sales pipeline on a day-to-day basis in order to assess the quarterly effect of these limitations as some have short term effects and some affects our future pipeline development. Limitations on travel and business closures recommended by federal, state, and local governments, if they will be reinforced as we have seen during the pandemic, could, among other things listed above, impact our ability to enroll patients in clinical trials, recruit clinical site investigators and obtain timely approvals from local regulatory authorities. While our sole manufacturer, Sanmina Corporation, has not shut down its facilities during the COVID-19 pandemic, our manufacturing may also be impacted due to supply chain delays, component shortages or adverse impacts on our production capacity as a result of government directives or health protocols. Moreover, the current limitations on our sales activities has made it difficult to effectively forecast our future requirements for systems. For more information, see “Part II, Item 1A. Risk Factors-The COVID-19 pandemic has adversely affected and may continue to materially and adversely impact our business, our operations and our financial results” and “Part II, Item 1A. Risk Factors-We depend on a single third party to manufacture our products, and we rely on a limited number of third-party suppliers for certain components of our products.”

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

During the pandemic, we have implemented remote working procedures in the United States, Germany, and Israel and are establishing in-office measures to contain the spread of COVID-19 according to local regulations. With the vaccination of most of our employees we have gradually returned to work from our offices We have also taken several cost reduction efforts that lasted throughout 2020 as needed. The Company will continue to monitor the environment and reinforce cost reduction measures as the market condition develops. Despite this current situation and the challenges it imposes, we have developed methods to continue to engage with our current and prospective customers through video conferencing, virtual training events, and online education demos to offer our support and showcase the value of our products.

Results of Operations for the Three and Six Months Ended June 30, 2021 and June 30, 2020

Our operating results for the three and six months ended June 30, 2021, as compared to the same periods in 2020, are presented below (in thousands, except share and per share data). The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$1,436	$1,668	$2,752	$2,428
Cost of revenues	709	646	1,318	1,033

Gross profit	727	1,022	1,434	1,395

Operating expenses:
Research and development	810	954	1,605	1,939
Sales and marketing	1,613	1,353	3,284	3,034
General and administrative	1,445	1,267	2,707	2,576

Total operating expenses	3,868	3,574	7,596	7,549

Operating loss	(3,141)	(2,552)	(6,162)	(6,154)
Financial expenses (income), net	(9)	235	(13)	481

Loss before income taxes	(3,132)	(2,787)	(6,149)	(6,635)
Taxes on income	9	68	54	60

Net loss	$(3,141)	$(2,855)	$(6,203)	$(6,695)

Net loss per ordinary share, basic and diluted	$(0.07)	$(0.22)	$(0.15)	$(0.57)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	46,123,222	13,101,275	41,210,527	11,744,275

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Revenues

Our revenues for the three and six months ended June 30, 2021, and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal unit revenues	$1,153	$1,667	$2,461	$2,381
Rehabilitation unit revenues	283	1	291	47

Revenues	$1,436	$1,668	$2,752	$2,428

Personal unit revenues consist of ReWalk Personal 6.0 and Distributed Products sale, rental, service and warranty revenue for home use.

Rehabilitation unit revenues consist of ReStore, Distributed Products and SCI Products sale, rental, service and warranty revenue to clinics, hospitals for treating patients with relevant medical conditions.

Revenues decreased by $232 thousand, or 14%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease is due to lower number of personal units sold in Europe and the Unites States offset with an increase in the number of rehabilitation units sold in the Unites States and Europe.

Revenues increased by $324 thousand, or 13%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was driven primarily by higher number of personal and rehabilitation units sold in Unites States.

In the future, we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the ReStore and other products to rehabilitation clinics and for personal use.

Gross Profit

Our gross profit for the three and six months ended June 30, 2021, and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gross profit	$727	$1,022	$1,434	$1,395

Gross profit was 51% of revenue for the three months ended June 30, 2021, compared to 61% for the three months ended June 30, 2020. Gross profit was 52% of revenue for the six months ended June 30, 2021, compared to 57% for the six months ended June 30, 2020. The decrease in gross profit for the three and six months ended June 30, 2021, was mainly driven by change in sales mix and higher service related expenses.

We expect our gross profit to improve, assuming we increase our sales volumes, which could also decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we expect upon the launch period of our new ReStore and Distributed Products as well as due to an increase in the cost of product parts.

Research and Development Expenses

Our research and development expenses, for the three and six months ended June 30, 2021, and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development expenses	$810	$954	$1,605	$1,939

Research and development expenses decreased $144 thousand, or 15%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Research and development expenses decreased $334 thousand, or 17%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease is attributable to a lower number of employees and employee-related expenses offset partially by an increase in our consulting spending.

We intend to focus our research and development expenses mainly on our current products maintenance as well as developing our “soft suit” exoskeleton for additional indications affecting the ability to walk or a home use design.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and six months ended June 30, 2021, and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales and marketing expenses	$1,613	$1,353	$3,284	$3,034

Sales and marketing expenses increased $260 thousand, or 19%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Sales and marketing expenses increased $250 thousand, or 8%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase for the three and six months ended June 30, 2020, was driven mainly by a higher number of employees and employee-related expenses.

In the near term our sales and marketing expenses are expected to be driven by our efforts to commercialize our current product offerings and to increase reimbursement coverage of the ReWalk Personal device.

General and Administrative Expenses

Our general and administrative expenses for the three and six months ended June 30, 2021, and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative expenses	$1,445	$1,267	$2,707	$2,576

General and administrative expenses increased $178 thousand, or 14%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. General and administrative expenses increased $131 thousand, or 5%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in the three and six months ended June 30, 2020, was mainly driven by higher non-cash share-based payments as well as professional expenses.

Financial Expenses, Net

Our financial expenses, net, for the three and six months ended June 30, 2021, and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Financial expenses (income), net	$(9)	$235	$(13)	$481

Financial expenses, net, decreased $244 thousand, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Financial expenses, net, decreased $494 thousand, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease is mainly due to lower interest expenses related to the Loan Agreement with Kreos, which was fully repaid in December 2020.

Income Taxes

Our income tax for the three and six months ended June 30, 2021, and 2020 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Taxes on income	$9	$68	$54	$60

Taxes on income decreased $59 thousand or 87% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Taxes on income decreased $6 thousand or 10% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease in the three and six months ended June 30, 2020, is mainly due to higher deferred income tax resulting from a decrease in deferred revenues.

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

In the six months ended June 30, 2021, the Company incurred a consolidated net loss of $6.2 million and as of June 30, 2021, the Company has an accumulated deficit in the total amount of $187.6 million. Our cash and cash equivalents as of June 30, 2021, were $64.2 million and the Company’s negative operating cash flow for the six months ended June 30, 2021, was $6.3 million. The Company has sufficient funds to support its operations for more than 12 months following the issuance date of our condensed consolidated unaudited financial statements for the three and six months ended June 30, 2021.

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

Our anticipated primary uses of cash are: (i) sales, marketing and reimbursement expenses related to market development activities of our ReStore and Personal 6.0 devices, broadening third-party payor and CMS coverage for our ReWalk Personal device and commercializing our new product lines added through distribution agreements; (ii) research and development of our lightweight exo-suit technology for potential home personal health utilization for multiple indications and future generation designs for our spinal cord injury device; (iii) routine product updates; and (iv) general corporate purposes, including working capital needs. We may also use such proceeds for potential acquisitions, although we do not currently have any agreement or understanding with respect to an acquisition in which we plan to invest such proceeds. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms.

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

On June 5, 2019, and June 6, 2019, the Company entered into warrant exercise agreements with certain institutional investors of warrants to purchase the Company’s ordinary shares, pursuant to which, Kreos agreed to exercise in cash their November 2018 warrants at the then-effective exercise price of $7.50 per share. Under the exercise agreements, the Company also agreed to issue to Kreos new warrants to purchase up to 480,000 ordinary shares at an exercise price of $7.50 per share with an exercise period of five years.

On December 29, 2020, the Company repaid in full the remaining loan principal amount to Kreos including end of loan payments and by that discharged all of its obligation to Kreos Accordingly, as of December 31, 2020, the outstanding principal amount under the Kreos Loan Agreement was zero.

Paycheck Protection Program Loan Agreement

On April 21, 2020, RRI entered into a note agreement (the “Note”) evidencing an unsecured loan in the amount of $392 thousand under the Paycheck Protection Program (the “PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020. The Note provides for an interest rate of 1.00% per year and matures two years after the date of initial disbursement. Beginning on the seventh month following the date of initial disbursement, RRI is required to make 18 monthly payments of principal and interest. The Note may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all, or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the Small Business Administration may adopt.

On September 29, 2020, the Company submitted an application for loan forgiveness and on November 6, 2020, the Company received confirmation of its PPP Note forgiveness.

Equity Raises

Form S-3 Limitations

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital pursuant to our At The Market (“ATM”) Offering Program or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. As of February 16, 2021, since our public float reached at least $75 million in the preceding 60 days, these limitations will no longer apply to our primary offerings under Form S-3 until the filing of our annual report on Form 10-K in 2022, when we will re-test our status under these rules. If our public float subsequently drops below $75 million as of the filing of that or a subsequent annual report on Form 10-K, or at the time we file a new Form S-3, we will become subject to these limitations again, until the date that our public float again reaches $75 million. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. Our currently effective Form S-3 expires on May 23, 2022. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on the Form S-3.

Equity Offerings and Subsequent Warrant Exercises

On November 20, 2018, the Company completed a follow-on underwritten public offering in which the Company issued and sold 728,019 units, each consisting of one ordinary share and one warrant to purchase one ordinary share. Each unit was sold to the public at a price of $7.5 per unit, additionally the Company issued and sold 1,050,373 pre-funded units, each unit was sold to the public at a price of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts, and expenses, were $13.1 million (including proceeds from the exercise of 90,691 pre-funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the nine months ended September 30, 2019, additional pre-funded warrants and warrants to purchase an aggregate 2,048,752 ordinary shares had been exercised, for additional proceeds of $12.4 million. As compensation for their role in the offering, the Company also issued to the underwriters warrants to purchase up to 106,680 ordinary shares, which are immediately exercisable starting on November 20, 2018, until November 15, 2023, at $9.375 per share.

On February 15, 2019, the Company entered into an exclusive placement agent Agreement with H.C. Wainwright, on a reasonable best-efforts basis in connection with a public offering of 760,000 ordinary shares at a price of $5.75 per Share. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts, and expenses, were $4.37 million. The Company also issued to H.C. Wainwright and/or its designees warrants to purchase up to 45,600 ordinary shares, which are immediately exercisable starting on February 25, 2019, until February 21, 2024, at $7.1875 per share.

On April 3, 2019, the Company entered into an exclusive placement agent Agreement with H.C. Wainwright in connection with a registered direct offering of the Company’s ordinary shares, and a concurrent private placement of warrants to purchase ordinary shares. The ordinary shares were offered pursuant to our Form S-3. The Company signed a purchase agreement with certain institutional investors for the issuance and sale of 816,914 ordinary shares at $5.2025 per ordinary share and warrants to purchase up to 408,457 ordinary shares at an exercise price of $5.14. The warrants issued to these purchasers will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five and one-half years from the date of issuance, at an exercise price of $5.14. The Company also issued to H.C. Wainwright and/or its designees warrants to purchase up to 49,015 ordinary shares. The warrants issued to H.C. Wainwright will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of the execution of the purchase agreement, at a price per share equal to $6.503125. The gross proceeds from the offering, before deducting placement agent fees and offering expenses, were approximately $4.25 million.

On June 5, 2019, and June 6, 2019, the Company entered into warrant exercise agreements with certain institutional investors whereby the Company issued warrants to purchase up to 1,464,665 ordinary shares with an exercise price of $7.50 per share, exercisable from June 5, 2019, or June 6, 2019, until June 5, 2024, or June 6, 2024, respectively. Additionally, the Company issued warrants to purchase up to 87,880 ordinary shares, with an exercise price of $9.375 per share, exercisable from June 5, 2019, until June 5, 2024, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our June 2019 warrant exercise agreement and concurrent private placement of warrants.

On June 12, 2019, the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of 833,334 ordinary shares, at $6.00 per ordinary share and warrants to purchase up to 416,667 ordinary shares with an exercise price of $6.00 per share, exercisable from June 12, 2019, until December 12, 2024, in a private placement that took place concurrently with our registered direct offering of ordinary shares in June 2019. Additionally, the Company issued warrants to purchase up to 50,000 ordinary shares, with an exercise price of $7.50 per share, exercisable from June 12, 2019, until June 10, 2024, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our June 2019 registered direct offering and concurrent private placement of warrants.

On February 10, 2020, the Company closed a “best efforts” public offering whereby the Company issued an aggregate of 5,600,000 of common units and pre-funded units at a public offering price of $1.25 per common unit and $1.249 per pre-funded unit. As part of the public offering, the Company entered into a securities purchase agreement with certain institutional purchasers. Each common unit consisted of one ordinary share, and one common warrant to purchase one ordinary share. Each pre-funded unit consisted of one pre-funded warrant to purchase one ordinary share and one common warrant. Additionally, the Company issued warrants to purchase up to 336,000 ordinary shares, with an exercise price of $1.5625 per share, to representatives of H.C. Wainwright as compensation for its role as the placement agent in the Company’s February 2020 offering. As of December 31, 2020, all pre-funded warrants to purchase ordinary shares had been exercised and 1,831,500 common warrants to purchase ordinary shares had been exercised.

On July 6, 2020, the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of 4,938,278 ordinary shares, at $1.8225 per ordinary share and warrants to purchase up to 2,469,139 ordinary shares with an exercise price of $1.76 per share, exercisable from July 6, 2020, until January 6, 2026. Additionally, the Company issued warrants to purchase up to 296,297 ordinary shares, with an exercise price of $2.2781 per share, exercisable from July 6, 2020, until July 2, 2025, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our July 2020 registered direct offering.

On December 8, 2020, the Company entered into a private placement with certain institutional investors for the issuance and sale of 5,579,776 ordinary shares, at $1.43375 per ordinary and warrants to purchase up to 4,184,832 ordinary shares with exercise price of $1.34 per share, exercisable from December 8, 2020, until June 8, 2026. Additionally, the Company issued warrants to purchase up to 334,787 ordinary shares, with an exercise price of $1.7922 per share, exercisable from December 8, 2020, until June 8, 2026, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our December 2020 private placement.

On February 19, 2021, the Company entered into a purchase agreement with certain institutional and other accredited investors for the issuance and sale of 10,921,502 ordinary shares, at $3.6625 per ordinary share and warrants to purchase up to an aggregate of 5,460,751 ordinary shares with an exercise price of $3.60 per share, exercisable from February 19, 2021, until August 26, 2026. Additionally, the Company issued warrants to purchase up to 655,290 ordinary shares, with an exercise price of $4.578125 per share, exercisable from February 19, 2021, until August 26, 2026, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our February 2021 private placement offering.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement, (ii) the date that is three years after a new registration statement on Form S-3 goes effective, (iii) our becoming ineligible to use Form S-3 and (iv) termination of the Equity Distribution Agreement by the parties. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. We temporarily suspended use of the ATM Offering Program on February 20, 2019 ("Date of Suspension"), to facilitate our February 2019 “best efforts” public offering. Until the Date of Suspension, we had sold 302,092 ordinary shares under the ATM Offering Program for net proceeds to us of $14.5 million (after commissions, fees, and expenses). Additionally, until the Date of Suspension, we had paid Piper Jaffray compensation of $471 thousand and had incurred total expenses (including such commissions) of approximately $1.2 million in connection with the ATM Offering Program.

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

The closings of the second tranche and third tranche were subject to specified closing conditions, including the formation of a joint venture, the signing of a license agreement and a supply agreement, and the successful production of certain ReWalk products. The closing of the third tranche was to have occurred by December 31, 2018, and no later than April 1, 2019. We believe that Timwell committed various material breaches of the Investment Agreement, including failure to consummate its second and third investment tranches in the Company for a total of $15 million, failure to enter into a detailed joint venture agreement with the Company, and failure to make payments for product-related commitments. Nevertheless, until March 2020 we continued to engage in a dialogue with Timwell (and its affiliate RealCan) on alternative pathways to allow us to commercialize our products in China through RealCan and its affiliates, and also provide for RealCan or an affiliate to invest in us.

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

Cash Flows for the Six Months Ended June 30, 2021 and June 30, 2020 (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash used in operating activities	$(6,340)	$(7,533)
Net cash used in investing activities	(11)	(15)
Net cash provided by financing activities	50,236	5,303
Net cash flow	$43,885	$(2,245)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $1.2 million or 16% due to improvement in working capital as well as no interest payments to Kreos as we repaid our debt under the Loan Agreement in full in December 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $44.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the higher proceeds received through our February 2021 offering and warrants exercises received during the first quarter of 2021, as well as the fact that we did not have any principal payments pursuant to the Loan Agreement with Kreos after repaying our debt in full in December 2020.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of June 30, 2021.

	Payments due by period (in thousands)
		Less than
Contractual obligations	Total	1 year	1-3 years

Purchase obligations (1)	$1,307	$1,307	$—
Collaboration Agreement and License Agreement obligations (2)	1,656	1,056	600
Operating lease obligations (3)	1,659	682	977
Total	$4,622	$3,045	$1,577

(1)

The Company depends on one contract manufacturer, Sanmina, for both the ReStore products and the SCI Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.

(2)

Our Collaboration Agreement with Harvard was originally signed for a period of six years and, as of June 30, 2021, has a remaining term of approximately 1.66 years. Under the Collaboration Agreement, we are required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and of a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development milestones have been met as of June 30, 2021. There are commercialization milestones which depend on us reaching certain sales amounts some or all of which may not occur.

(3)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.26:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 1.188 euro:$1:00, both of which were the applicable exchange rates as of June 30, 2021.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of June 30, 2021.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2021. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Form 10-K.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

When an exoskeleton is used by a paralyzed individual to walk, the individual relies completely on the exoskeleton to hold him or her upright. In addition, our products incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. If any part of our product’s hardware or software were to fail, the user could experience death or serious injury. For example, ReWalk recently submitted medical device reports, or MDRs, to the FDA and medical device vigilance reports, or MDVs, to the European regulatory authorities and initiated a correction in response to two complaints regarding battery thermal runaway events. The correction that includes clarified use instructions and information on battery information and storage was implemented in Europe and is in final implementation stage in the United State. Additionally, users may not use or maintain our products in accordance with safety, storage, and training protocols, which could enhance the risk of death or injury. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, additional regulatory filings, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

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

We are conducting an ongoing mandatory FDA postmarket surveillance study on our ReWalk Personal 6.0, which began in June 2016. Before we began the current study, the FDA sent us a warning letter on September 30, 2015 (“the September 2015 Warning Letter”), threatening potential regulatory action against us for violations of Section 522 of the U.S. Federal Food, Drug, and Cosmetic Act, based on our failure to initiate a postmarket surveillance study by the September 28, 2015, deadline, our allegedly deficient protocol for that study and the lack of progress and communication regarding the study. Between June 2014 and our receipt of the September 2015 Warning Letter, we had responded late to certain of the FDA’s requests related to our study protocol. In February 2016, the FDA sent us an additional information request, or the February 2016 Letter, requesting additional changes to our study protocol and asking that we amend the study within 30 days. This letter also discussed the FDA’s request, as further discussed in later communications with the FDA, for a new premarket notification for our ReWalk device, or a special 510(k), linked to what the FDA viewed as changes to the labeling and the device, including to a computer included with the device. In late March 2016, following multiple discussions with the FDA, including an in-person meeting, the FDA confirmed that the agency would permit the continued marketing of the ReWalk device conditioned upon our timely submitting a special 510(k) and initiating our postmarket surveillance study by June 1, 2016. The special 510(k) was timely submitted on April 8, 2016, and the FDA’s substantial equivalence determination was received by us on July 22, 2016, granting us permission to continue marketing the ReWalk device.

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

In March 2021, FDA accepted another protocol supplement to the original postmarket study that we prepared to address our inability to obtain certain study information due to the COVID-19 pandemic. Our modification to the original protocol allowed us to close all study sites. The data from the original postmarket study, along with the real world data, was submitted to FDA and is currently under review. However, despite the revised study protocol there can be no assurance that we will be able to satisfy the post-market study requirements. If we cannot meet FDA requirements for the post-market study or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 40% of our revenues in the year ended December 31, 2020, from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

^	Portions of this exhibit (indicated by asterisks) have been omitted under rules of the U.S. Securities and Exchange Commission permitting the confidential treatment of select information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: August 9, 2021	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer

Date: August 9, 2021	By:	/s/ Ori Gon
Ori Gon
Chief Financial Officer
(Principal Financial and Accounting Officer)