Form 10-Q
period 2021-09-30
ReWalk Robotics Ltd.
filed 2021-11-10
CIK 1607962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

+972.4.959.0123

(Registrant's telephone number, including area code)

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

Yes ☐  No ☒

As of November 10, 2021, the registrant had outstanding 62,455,859 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

General and Where You Can Find Other Information

As used in this quarterly report on Form 10-Q, the terms “ReWalk,” “we,” “us” and “our” refer to ReWalk Robotics Ltd. and its subsidiaries, unless the context clearly indicates otherwise. Our website is www.rewalk.com. Information contained, or that can be accessed through, our website does not constitute a part of this quarterly report on Form 10-Q and is not incorporated by reference herein. We have included our website address in this quarterly report on Form 10-Q solely for informational purposes. Information that we furnish to or file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available on the SEC’s website at http://www.sec.gov.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$91,227	$20,350
Trade receivable, net	1,275	684
Prepaid expenses and other current assets	762	672
Inventories	3,066	3,542
Total current assets	96,330	25,248

LONG-TERM ASSETS

Restricted cash and other long-term assets	1,085	1,033
Operating lease right-of-use assets	1,000	1,349
Property and equipment, net	303	437
Total long-term assets	2,388	2,819
Total assets	$98,718	$28,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of operating leases	$639	$660
Trade payables	1,954	2,268
Employees and payroll accruals	887	867
Deferred revenues	353	441
Other current liabilities	548	432
Total current liabilities	4,381	4,668

LONG-TERM LIABILITIES
Deferred revenues	763	667
Non-current operating leases	535	923
Other long-term liabilities	46	35
Total long-term liabilities	1,344	1,625

Total liabilities	5,725	6,293

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY

Share capital
Ordinary shares of NIS 0.25 par value-Authorized: 120,000,000 and 60,000,000 shares at September 30, 2021 (unaudited) and December 31, 2020, respectively; Issued and outstanding: 62,448,795 and 25,332,225 shares at September 30, 2021 (unaudited) and December 31, 2020, respectively	4,658	1,827
Additional paid-in capital	278,658	201,392
Accumulated deficit	(190,323)	(181,445)
Total shareholders’ equity	92,993	21,774
Total liabilities and shareholders’ equity	$98,718	$28,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$1,972	$747	$4,724	$3,175
Cost of revenues	832	355	2,150	1,388

Gross profit	1,140	392	2,574	1,787

Operating expenses:
Research and development	638	756	2,243	2,695
Sales and marketing	1,821	1,507	5,105	4,541
General and administrative	1,343	1,198	4,050	3,774

Total operating expenses	3,802	3,461	11,398	11,010

Operating loss	(2,662)	(3,069)	(8,824)	(9,223)
Financial expenses, net	27	242	14	723

Loss before income taxes	(2,689)	(3,311)	(8,838)	(9,946)
Taxes on income (tax benefit)	(14)	25	40	85

Net loss	$(2,675)	$(3,336)	$(8,878)	$(10,031)

Net loss per ordinary share, basic and diluted	$(0.06)	$(0.18)	$(0.21)	$(0.71)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	46,570,130	18,881,694	43,021,972	14,132,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Ordinary Share		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	equity
Balance as of July 1, 2020	14,190,685	993	186,070	(175,164)	11,899
Share-based compensation to employees and non-employees	—	—	232	—	232
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	20,000	2	(2)	—	—
Issuance of ordinary shares in a “registered direct" offering, net of issuance expenses in the amount of $1,019 (1)	4,938,278	357	7,624	—	7,981
Exercise of warrants (1) (2)	10,000	—	13	—	13
Net loss	—	—	—	(3,336)	(3,336)
Balance as of September 30, 2020	19,158,963	1,352	193,937	(178,500)	16,789

Balance as of July 1, 2021	46,201,052	3,394	250,332	(187,648)	66,078
Share-based compensation to employees and non-employees	—	—	231	—	231
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	234,225	18	(18)	—	—
Issuance of ordinary shares in a “registered direct" offering, net of issuance expenses in the amount of $3,228 (1)	15,403,014	1,199	26,918	—	28,117
Exercise of pre-funded warrants and warrants (1) (2)	610,504	47	1,195	—	1,242
Net loss	—	—	—	(2,675)	(2,675)
Balance as of September 30, 2021	62,448,795	4,658	278,658	(190,323)	92,993

*)	Represents an amount lower than $1.

(1)	See Note 7e to the condensed consolidated financial statements.

(2)	See Note 7c to the condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Ordinary Share		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	equity
Balance as of December 31, 2019	7,319,560	504	178,745	(168,469)	10,780
Share-based compensation to employees and non-employees	—	—	544	—	544
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	44,625	2	(2)	—	—
Issuance of ordinary shares in a “best effort” offering, net of issuance expenses in the amount of $1,056 (1)	4,053,172	290	3,720	—	4,010
Issuance of ordinary shares in a “registered direct" offering, net of issuance expenses in the amount of $1,019 (1)	4,938,278	357	7,624	—	7,981
Exercise of pre-funded warrants and warrants (1) (2)	2,803,328	199	3,306	—	3,505
Net loss	—	—	—	(10,031)	(10,031)
Balance as of September 30, 2020	19,158,963	1,352	193,937	(178,500)	16,789

Balance as of December 31, 2020	25,332,225	1,827	201,392	(181,445)	21,774
Share-based compensation to employees and non-employees	—	—	599	—	599
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	366,796	29	(29)	—	—
Issuance of ordinary shares in a “best effort” offering, net of issuance expenses in the amount of $3,679 (1)	10,921,502	832	35,489	—	36,321
Issuance of ordinary shares in a “registered direct" offering, net of issuance expenses in the amount of $3,228 (1)	15,403,014	1,199	26,918	—	28,117
Exercise of pre-funded warrants and warrants (1) (2)	10,425,258	771	14,289	—	15,060
Net loss	—	—	—	(8,878)	(8,878)
Balance as of September 30, 2021	62,448,795	4,658	278,658	(190,323)	92,993

*)	Represents an amount lower than $1.

(1)	See Note 7e to the condensed consolidated financial statements.

(2)	See Note 7c to the condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(8,878)	$(10,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	210	215
Share-based compensation to employees and non-employees	599	544
Deferred taxes	(57)	(68)
Financial expenses related to long-term loans	—	59
Changes in assets and liabilities:
Trade receivables, net	(591)	79
Prepaid expenses, operating lease right-of-use assets and other assets	320	33
Inventories	372	(634)
Trade payables	(624)	(633)
Employees and payroll accruals	20	17
Deferred revenues and advances from customers	8	227
Operating lease liabilities and other liabilities	(282)	61
Net cash used in operating activities	(8,903)	(10,131)

Cash flows used in investing activities:
Purchase of property and equipment	(28)	(73)
Net cash used in investing activities	(28)	(73)

Cash flows from financing activities:
Repayment of long-term loan	—	(3,982)
Proceeds from issuance of long-term debt	—	392
Issuance of ordinary shares in a “best efforts” offerings, net of issuance expenses paid in the amount of $1,056 (1)	—	4,010
Issuance of ordinary shares in a “registered direct” offerings, net of issuance expenses in the amount of $977 (1)	—	8,023
Issuance of ordinary shares in a private placement, net of issuance expenses paid in the amount of $3,679 (1)	36,321	—
Issuance of ordinary shares in a "registered direct" offerings, net of issuance expenses in the amount of $2,918 (1)	28,427	—
Exercise of pre-funded warrants and warrants (1) (2)	15,060	3,505
Net cash provided by financing activities	79,808	11,948

Increase in cash, cash equivalents, and restricted cash	70,877	1,744
Cash, cash equivalents, and restricted cash at beginning of period	21,054	16,992
Cash, cash equivalents, and restricted cash at end of period	$91,931	$18,736
Supplemental disclosures of non-cash flow information
“Registered direct” offerings issuance cost not yet paid (1)	$310	$42
Classification of other current assets to property and equipment, net	$16	$65
Classification of inventory to property and equipment, net	$32	$50
Classification of inventory to other current assets	$72	$—
Supplemental cash flow information:
Cash and cash equivalents	$91,227	$18,050
Restricted cash included in other long-term assets	704	686
Total Cash, cash equivalents, and restricted cash	$91,931	$18,736

(1)	See Note 7e to the condensed consolidated financial statements.

(2)	See Note 7c to the condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:GENERAL

a.ReWalk Robotics Ltd. (“RRL,” and together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Israel on June 20, 2001 and commenced operations on the same date.

b.RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics Inc. (“RRI”) incorporated under the laws of the State of Delaware on February 15, 2012 and (ii) ReWalk Robotics GMBH (“RRG”) incorporated under the laws of Germany on January 14, 2013.

 The Company is designing, developing and commercializing robotic exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. The Company has developed and is continuing to commercialize the ReWalk, an exoskeleton designed for individuals with paraplegia that uses its patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. The ReWalk system consists of a light wearable brace support suit which integrates motors at the joints, rechargeable batteries, an array of sensors and a computer-based control system to power knee and hip movement. There are currently two types of ReWalk products: ReWalk Personal and ReWalk Rehabilitation. ReWalk Personal is designed for everyday use by individuals at home and in their communities and is custom-fitted for each user. ReWalk Rehabilitation is designed for the clinical rehabilitation environment where it provides individuals access to valuable exercise and therapy. Additionally, the Company developed and, in June 2019, started to commercialize the ReStore following receipt of European Union CE mark and clearance from the United States Food and Drug Administration (“FDA”). The ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke. The Company markets and sells its products directly to institutions and individuals in Germany and the United States and through third-party distributors in other markets. In its direct markets, the Company has established relationships with rehabilitation centers and the spinal cord injury community, and in its indirect markets, the Company’s distributors maintain these relationships. RRI markets and sells products mainly in the United States. RRG sell the Company’s products mainly in Germany and Europe.

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

c.The worldwide spread of the novel coronavirus (“COVID-19”) in March 2020 has resulted in a global economic slowdown and is expected to continue to disrupt general business operations until the disease is contained. This pandemic had a negative impact on the Company's sales and results of operations since 2020, and the Company expects that it will continue to negatively affect its sales and results of operations as long as the pandemic impacts our direct markets in Germany and the United States and disturbs our ability to trial new ReWalk Personal 6.0 patients, access clinics to demonstrate our rehab products such as ReStore and customers are unable to continue their in-clinic training. The Company is currently unable to predict the scale and duration of that impact due to the considerable uncertainty that still surrounds the length of time that the areas in which we operate will continue to be impacted by the measures designed to reduce and contain the spread of the virus taken on international, national and local levels. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to the Company’s accounting estimates or judgments or revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.In the nine months ended September 30, 2021, the Company incurred a consolidated net loss of $8.8 million and as of September 30, 2021, the Company has an accumulated deficit in the total amount of $190.3 million. The Company’s cash and cash equivalents as of September 30, 2021, were $91.2 million and the Company’s negative operating cash flow for the nine months ended September 30, 2021, was $8.9 million. The Company has sufficient funds to support its operations for more than 12 months following the issuance date of its condensed consolidated unaudited financial statements for the three and nine months ended September 30, 2021. The Company expects to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure. Until we achieve profitability or generate positive cash flows, we will continue to need to raise additional cash. We intend to fund future operations through cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, we may seek additional capital through arrangements with strategic partners or from other sources and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

NOTE 2:UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months periods ended September 30, 2021, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31. 2020.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021, have been applied consistently in these unaudited interim condensed consolidated financial statements.

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

Disaggregation of Revenues (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Units placed	$1,855	$522	$4,310	$2,583
Spare parts and warranties	117	225	414	592
Total Revenues	$1,972	$747	$4,724	$3,175

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

Contract balances (in thousands)

	September 30,	December 31,
	2021	2020
Trade receivable, net (1)	$1,275	$684
Deferred revenues and advance payments (1) (2)	$1,207	$1,108

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	$371 thousands of December 31, 2020 deferred revenues balance were recognized as revenues during the nine months ended September 30, 2021.

Deferred revenue is comprised mainly of unearned revenue related to service type warranty but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

The Company’s unfilled performance obligations as of September 30, 2021, and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $1,210 thousand, which is fulfilled over one to five years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

b.New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

i.Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature and a beneficial conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (“EPS”). ASU 2020-06 is effective for the company for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2023 and can be adopted on either a fully retrospective or modified retrospective basis. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	September 30,		December 31,
	2021		2020
Customer A	17%		* )
Customer B	16%		* )
Customer C	*	)	15%
Customer D	*	)	15%
Customer E	*	)	15%
Customer F	*	)	14%
Customer G	*	)	12%
Customer H	*	)	11%

*) Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of September 30, 2021, and December 31, 2020, trade receivables are presented net of allowance for doubtful accounts in the amount of $42 thousand and $102 thousand, respectively.

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

US Dollars in thousands
Balance at December 31, 2020	$140
Provision	193
Usage	(214)
Balance at September 30, 2021	$119

e.Basic and diluted net loss per ordinary share

Basic net loss per ordinary share is computed based on the weighted average number of ordinary shares outstanding during each year.

For the nine months ended September 30, 2021, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 20,969,495, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Finished products	$2,373	$2,764
Raw materials	693	778
	$3,066	$3,542

In the nine months ended September 30, 2021, and 2020, the Company wrote off inventory in the amount of $65 and $34 thousand, respectively. The write off inventory were recorded in cost of revenue.

NOTE 5:COMMITMENTS AND CONTINGENT LIABILITIES

a.Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of September 30, 2021, non-cancelable outstanding obligations amounted to approximately $1.4 million.

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

(ii)RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2021 and 2023. A subset of our car leases is considered variable. The variable lease payments for such car leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $23 thousand as of September 30, 2021.

The Company's future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company's condensed consolidated balance sheets as of September 30, 2021 are as follows (in thousands):

2021	$171
2022	665
2023	481
Total lease payments	1,317
Less: imputed interest	(143)
Present value of future lease payments	1,174
Less: current maturities of operating leases	(639)
Non-current operating leases	$535
Weighted-average remaining lease term (in years)	1.98
Weighted-average discount rate	12.6%

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease expense under the Company’s operating leases were $179 thousand and $178 thousand for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020 the lease expense were $543 thousand and $553 thousand, respectively.

c.Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (the “IIA”) and the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD”). Since the Company’s inception through September 30, 2021, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty-bearing grants (as of September 30, 2021, the Company paid royalties to the IIA in the total amount of $99 thousand), while a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which were converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received.

The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

Additionally, the Exclusive License Agreement between the Company and Harvard University (“Harvard”) requires the Company to pay Harvard royalties on net sales. See note 6 below for more information about the Collaboration Agreement and the License Agreement.

Royalties expenses in cost of revenue were $2 thousand for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the royalties expenses were $8 thousand and $5 thousand, respectively.

As of September 30, 2021, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

e.Legal Claims:

Occasionally, the Company is involved in various claims such as product liability claims, lawsuits, regulatory examinations, investigations, and other legal matters arising, for the most part, in the ordinary course of business. While the outcome of any pending or threatened litigation and other legal matters is inherently uncertain, the Company does not believe the outcome of any of the matters will have a material adverse effect on the Company’s condensed consolidated results of operation, liquidity or financial condition.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

On May 16, 2016, the Company entered into a Research Collaboration Agreement and an Exclusive License Agreement with Harvard. The Research Collaboration Agreement was amended on May 1, 2017 and April 1, 2018 (as amended, the “Collaboration Agreement”), and the Exclusive License Agreement was amended on April 1, 2018 (as amended, the “License Agreement”), to extend the term of the Collaboration Agreement by one year to May 16, 2022 and reallocate the Company’s quarterly installment payments to Harvard through such date, and to make certain technical changes. On April 30, 2020, the Company and Harvard amended the Collaboration Agreement, which included certain adjustments to the quarterly installments and extended the term an additional three quarters until February 16, 2023, when it will expire. For more information regarding the revision to Harvard Agreement, se see Note 10.

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

The Company’s total payment obligation under the Collaboration Agreement and the Harvard License Agreement was $7.2 million as of the initial date, some of which was subject to a minimum funding commitment under applicable circumstances as indicated above which were all completed as of September 30, 2021.

The Company has recorded expenses in the amount of $14 thousand and $175 thousand for the three months ended September 30, 2021, and 2020, respectively. For the nine months ended September 30, 2021, and 2020 the expense was $334 thousand and $599 thousand, respectively which are part of the total payment obligation indicated above, as research and development expenses related to the License Agreement and to the Collaboration Agreement. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7:SHAREHOLDERS’ EQUITY

a.Share option plans:

As of September 30, 2021, and December 31, 2020, the Company had reserved 232,336 and 604,320 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

There were no options granted during the nine months ended September 30, 2021, and 2020.

The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant.

A summary of employees and non-employees share options activity during the nine months ended September 30, 2021 is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the period	69,606	$37.90	5.59	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(6,153)	36.24	—	—
Options outstanding at the end of the period	63,453	$38.10	4.68	$—

Options exercisable at the end of the period	55,386	$41.53	4.33	$—

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the nine months ended September 30, 2021, and 2020.

A summary of employee and non-employees RSUs activity during the nine months ended September 30, 2021 is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs at the beginning of the period	1,251,311	$1.69
Granted	721,216	1.69
Vested	(366,796)	1.75
Forfeited	(218,079)	1.50
Unvested RSUs at the end of the period	1,387,652	$1.61

The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2021 and 2020 were $1.69 and $1.44, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021, there were $2.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s 2014 Equity Incentive Plan. This cost is expected to be recognized over a period of approximately 2.98 years.

The number of options and RSUs outstanding as of September 30, 2021, is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of September 30, 2021	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of September 30, 2021	Weighted average remaining contractual life (years) (1)
RSUs only	1,387,652	—	—	—
$5.37	12,425	7.49	7,765	7.49
$20.42 - $33.75	32,478	4.16	29,071	3.88
$37.14 - $38.75	9,244	2.16	9,244	2.16
$50 - $52.5	6,731	5.72	6,731	5.72
$182.5 - $524.25	2,575	4.10	2,575	4.10
	1,451,105	4.68	55,386	4.33

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.Share-based awards to non-employee consultants:

As of September 30, 2021, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable that classified as equity as of September 30, 2021:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.500	4,771	See footnote (1)
November 1, 2016 (2)	97,496	$118.750	97,496	November 1, 2021
December 28, 2016 (3)	1,908	$7.500	1,908	See footnote (1)
November 20, 2018 (4)	126,839	$7.500	126,839	November 20, 2023
November 20, 2018 (5)	106,680	$9.375	106,680	November 15, 2023
February 25, 2019 (6)	45,600	$7.187	45,600	February 21, 2024
April 5, 2019 (7)	408,457	$5.140	408,457	October 7, 2024
April 5, 2019 (8)	49,015	$6.503	49,015	April 3, 2024
June 5, 2019, and June 6, 2019 (9)	1,464,665	$7.500	1,464,665	June 5, 2024
June 5, 2019 (10)	87,880	$9.375	87,880	June 5, 2024
June 12, 2019 (11)	416,667	$6.000	416,667	December 12, 2024
June 10, 2019 (12)	50,000	$7.500	50,000	June 10, 2024
February 10, 2020 (13)	28,400	$1.250	28,400	February 10, 2025
February 10, 2020 (14)	105,840	$1.5625	105,840	February 10, 2025
July 6, 2020 (15)	448,698	$1.76	448,698	July 2, 2025
July 6, 2020 (16)	296,297	$2.2781	296,297	July 2, 2025
December 3, 2020 (17)	586,760	$1.34	586,760	June 8, 2026
December 3, 2020 (18)	108,806	$1.7922	108,806	June 8, 2026
February 26, 2021 (19)	5,460,751	$3.6	5,460,751	August 26, 2026
February 26, 2021 (20)	655,290	$4.5781	655,290	August 26, 2026
September 29, 2021 (21)	8,006,759	$2.0	8,006,759	March 29, 2027
September 29, 2021 (22)	960,811	$2.5438	960,811	September 27, 2026
	19,518,390		19,518,390

(1)

Represents warrants for ordinary shares issuable upon an exercise price of $7.500 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of September 30, 2021.

(2)

Represents warrants issued as part of the Company’s follow-on offering in November 2016. At any time, the Company’s board of directors may reduce the exercise price of the warrants to any amount and for any period of time it deems appropriate.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)

Represents common warrants that were issued as part of the $8.000 million December 28, 2016 drawdown under the Loan Agreement between the Company and Kreos, pursuant to which Kreos extended a line of credit to the Company in the amount of $20 million, with interest payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through December 29, 2020, the date on which all principal was repaid. See footnote 1 for exercisability terms of the common warrants.

(4)	Represents common warrants that were issued as part of the Company’s follow-on public offering in November 2018.

(5)	Represents common warrants that were issued to the underwriters as compensation for their role in the Company’s follow-on public offering in November 2018.

(6)	Represents warrants that were issued to the exclusive placement agent as compensation for its role in the Company’s follow-on public offering in February 2019.

(7)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in April 2019.

(8)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s April 2019 registered direct offering.

(9)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement on June 5, 2019, and June 6, 2019, respectively.

(10)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s June 2019 warrant exercise agreement and concurrent private placement of warrants.

(11)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement in June 2019.

(12)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s June 2019 registered direct offering and concurrent private placement of warrants.

(13)

(Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020. During the nine months ended September 30, 2021, 3,740,100 warrants were exercised for total consideration of $4,675,125.

(14)

Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering During the nine months ended September 30, 2021, 230,160 warrants were exercised for total consideration of $359,625.

(15)

Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in July 2020. During the nine months ended September 30, 2021, 2,020,441 warrants were exercised for total consideration of $3,555,976.

(16)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s July 2020 registered direct offering.

(17)

Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in December 2020. During the nine months ended September 30, 2021, 3,598,072 warrants were exercised for total consideration of $4,821,416.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(18)

Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. During the nine months ended September 30, 2021, 225,981 warrants were exercised for total consideration of $405,003.

(19)	Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in February 2021.

(20)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2021 private placement.

(21)	Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in September 2021.

(22)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s September 2021 registered direct offering.

d.Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cost of revenues	$7	$6
Research and development	34	105
Sales and marketing	120	113
General and administrative	438	320
Total	$599	$544

e.Equity raise:

1.Follow-on public offerings

On February 10, 2020, the Company closed a “best efforts” public offering whereby the Company issued an aggregate of 5,600,000 of common units and pre-funded units at a public offering price of $1.25 per common unit and $1.249 per pre-funded unit. As part of the public offering, the Company entered into a securities purchase agreement with certain institutional purchasers. Each common unit consisted of one ordinary share, par value NIS 0.25 per share, and one common warrant to purchase one ordinary share. Each of the 1,546,828 pre-funded unit consisted of one pre-funded warrant to purchase one ordinary share and one common warrant. Additionally, the Company issued warrants to purchase up to 336,000 ordinary shares, with an exercise price of $1.5625 per share, to representatives of H.C. Wainwright & Co. LLC (“H.C. Wainwright”) as compensation for its role as the placement agent in the Company’s February 2020 offering. During the three months ended March 31, 2020, all pre-funded warrants to purchase ordinary shares were exercised. During the three months ended September 30, 2020, 10,000 warrants to purchase ordinary shares were exercised. As of September 30, 2020, a total of 1,256,500 warrants to purchase ordinary shares were exercised.

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

On September 27, 2021, the Company signed a purchase agreement with certain institutional investors for the issuance and sale of 15,403,014 ordinary shares, par value NIS 0.25 per share, pre-funded warrants to purchase up to an aggregate of 610,504 ordinary shares and ordinary warrants to purchase up to an aggregate of 8,006,759 ordinary shares at an exercise price of $2.00 per share. The Pre-Funded Warrants have an exercise price of $0.001 per Ordinary Share and are immediately exercisable and can be exercised at any time after their original issuance until such pre-funded warrants are exercised in full. Each ordinary shares was sold at an offering price of $2.035 and each pre-funded warrant was sold at an offering price of $2.034 (equal to the purchase price per ordinary share minus the exercise price of the pre-funded warrant). The offering of the ordinary shares, the pre-funded warrants and the ordinary shares that are issuable from time to time upon exercise of the pre-funded warrants was made pursuant to the Company’s shelf registration statement on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on May 9, 2019, and declared effective by the SEC on May 23, 2019, and the ordinary warrants were issued in a concurrent private placement. The ordinary warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five and one-half years from the date of issuance. All of the pre-funded warrants were exercised in full on September 27, 2021, and the offering closed on September 29, 2021. Additionally, the Company issued warrants to purchase up to 960,811 ordinary shares, with an exercise price of $2.5438 per share, exercisable from September 27, 2021, until September 27, 2026, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our September 2021 registered direct offering.

During the nine months ended September 30, 2021, we received a total of 9,814,754 outstanding warrants exercises with exercise prices ranging from $1.25 to $1.79 were exercised, for total gross proceeds of approximately $13.8 million.

NOTE 8:FINANCIAL EXPENSES, NET

The components of financial expenses, (net) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign currency transactions and other	$22	$(7)	$(6)	$(99)
Financial expenses related to loan agreement with Kreos	—	243	—	802
Bank commissions	5	6	20	20
	$27	$242	$14	$723

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues based on customer’s location:
United States	$821	$325	$1,951	$1,172
Europe	1,148	413	2,711	1,990
Asia-Pacific	1	2	58	6
Latin America	—	6	—	6
Africa	2	1	4	1
Total revenues	$1,972	$747	$4,724	$3,175

	September 30,	December 31,
	2021	2020
Long-lived assets by geographic region (*):
Israel	$713	$953
United States	557	790
Germany	33	43
	$1,303	$1,786

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Nine Months Ended September 30,
	2021	2020
Major customer data as a percentage of total revenues:
Customer A	12.1%	-

NOTE 10:SUBSEQUENT EVENTS

On October 14, 2021, the Company and Harvard further amended the Collaboration Agreement, to make certain adjustments to the quarterly installments and technical changes and establish that the term of the Collaboration Agreement will conclude on March 31, 2022. The Company and Harvard also agreed to meet in January 2022 to discuss the research progress and a potential extension of the Collaboration Agreement beyond March 31, 2022. For further details on the Collaboration Agreement, see Note 6 above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q and with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) as filed with the SEC on February 18, 2021. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements” below.

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in this section of this quarterly report on Form 10-Q titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q. These statements include, but are not limited to, statements regarding:

•

our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;

•

our ability to maintain and grow our reputation and the market acceptance of our products;

•

our ability to achieve reimbursement from third-party payors or advance Centers for Medicare & Medicaid Services (“CMS”) coverage for our products;

•

the adverse effect that the COVID-19 pandemic has had and continues to have on our business and results of operations;

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

•

our expectations as to the results of the FDA, potential regulatory developments with respect to our mandatory 522 post-market surveillance study;

•

the risk of a cybersecurity attack or breach of our information technology systems significantly disrupting our business operations;

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

We have also developed our ReStore device, which we began commercializing in June 2019. ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke. During the second quarter of 2020, we finalized and moved to implement two separate agreements to distribute additional product lines in the United States. We are the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States and will also have distribution rights for the MYOLYN MyoCycle FES cycles to U.S. rehabilitation clinics and personal sales through the U.S. Department of Veterans Affairs (“VA”) hospitals and other personal sales. These Distributed Products will improve our product offering to clinics as well as patients within the VA as they both have similar clinician and patient profile.

Our principal markets are the United States and Europe. In Europe, we have a direct sales operation in Germany and work with distribution partners in certain other major countries. We have offices in Marlborough, Massachusetts, Berlin, Germany and Yokneam, Israel, from where we operate our business.

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors (including private and government employers) and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as the ReWalk Personal, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics, such as the VA policy that was issued in December 2015 for the evaluation, training, and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans suffering from spinal cord injury across the United States.

As the Centers for Medicare and Medicaid Services (“CMS”) reported in 2017 that it covers approximately 55% of the spinal cord injury population which are at least five years post their injury date we have been trying to develop a policy with CMS. In July 2020, a code was issued for ReWalk Personal 6.0 (effective October 1, 2020), which may later be followed by a coverage policy of CMS.

Additionally, to date, several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases. In Germany, we continue to make progress toward achieving ReWalk coverage from the various government, private and worker’s compensation payors. In September 2017, each of German insurer BARMER GEK (“Barmer”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), indicated that they will provide coverage to users who meet certain inclusion and exclusion criteria. In February 2018, the head office of German statutory health insurance (“SHI”) Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal 6.0 exoskeleton system in the German Medical Device Directory. This decision means that ReWalk will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. During the year 2020, we announced several new agreements with German SHIs, including TK and DAK Gesundheit, as well as the first German Private Health Insurer (“PHI”), which outline the process of obtaining our devices for eligible insured patients. We are also currently working with several additional SHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal 6.0 device for their beneficiaries within their system.

Third Quarter 2021 and Subsequent Period Business Highlights

•

Total revenue of $2.0 million reported for the third quarter of 2021

•

Gross margin of approximately 58% in the third quarter of 2021

•

Received FDA breakthrough device designation for ReBoot, a soft exoskeleton for stroke home and community use

•

Strengthened cash position of $91.2 million, including a $32.5 million registered direct offering closed in September

Evolving COVID-19 Pandemic

The impact of the COVID-19 pandemic has resulted in, and will likely continue to result in, significant disruptions to the global economy and the capital markets, as well as our business. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States and many countries in Europe, have placed significant restrictions on travel, and many businesses have announced extended closures. Despite the distribution of COVID-19 vaccines, it is unclear how long any total or partial shutdowns could last, and whether additional shutdowns will be necessary to halt potential future outbreaks especially as new variants such as the Delta variant are emerging.

The COVID-19 pandemic has affected our ability to engage with our SCI Products, ReStore and Distributed Products existing customers, conduct trials of new product candidates, deliver ordered units or repair existing systems and provide training of our products to new patients who have largely remained at home due to local movement restrictions and to rehabilitation centers, which have temporarily shifted priorities and responses to pandemic-related medical equipment. As a result, our sales and results of operations have been adversely impacted. We believe that these adverse impacts may continue as long as the pandemic status remains in our key markets within the United States and Germany, especially as long as our ability to conduct trials of new patients is limited or if our existing customers can’t train with our SCI Products and as long as capital budgets for rehabilitation devices such as the ReStore remain reduced or on-hold. Additionally, some clinics, such as VA clinics, are enforcing in-clinic restrictions that effect our ability to demonstrate our devices to patients or start training for qualified potential customers. We continue to monitor our sales pipeline on a day-to-day basis in order to assess the quarterly effect of these limitations as some have short term effects and some affects our future pipeline development. While our sole manufacturer, Sanmina Corporation, has not shut down its facilities during the COVID-19 pandemic, our manufacturing has had limited impact due to supply chain delays and component shortages. Other adverse impacts on our production capacity as a result of government directives or health protocols can occur. Moreover, the current limitations on our sales activities has made it difficult to effectively forecast our future requirements for systems. For more information, see “Part II, Item 1A. Risk Factors.”

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

During the pandemic, we have implemented remote working procedures in the United States, Germany and Israel and are establishing in-office measures to contain the spread of COVID-19 according to local regulations. With the vaccination of most of our employees we have gradually returned to work from our offices. We have also taken several cost reduction efforts that lasted throughout 2020 as needed. We will continue to monitor the environment and reinforce cost reduction measures as the market condition develops. Despite this current situation and the challenges it imposes, we have developed methods to continue to engage with our current and prospective customers through video conferencing, virtual training events, and online education demos to offer our support and showcase the value of our products.

Results of Operations for the Three and Nine Months Ended September 30, 2021 and September 30, 2020

Our operating results for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$1,972	$747	$4,724	$3,175
Cost of revenues	832	355	2,150	1,388

Gross profit	1,140	392	2,574	1,787

Operating expenses:
Research and development	638	756	2,243	2,695
Sales and marketing	1,821	1,507	5,105	4,541
General and administrative	1,343	1,198	4,050	3,774

Total operating expenses	3,802	3,461	11,398	11,010

Operating loss	(2,662)	(3,069)	(8,824)	(9,223)
Financial expenses, net	27	242	14	723

Loss before income taxes	(2,689)	(3,311)	(8,838)	(9,946)
Taxes on income (tax benefit)	(14)	25	40	85

Net loss	$(2,675)	$(3,336)	$(8,878)	$(10,031)

Net loss per ordinary share, basic and diluted	$(0.06)	$(0.18)	$(0.21)	$(0.71)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	46,570,130	18,881,694	43,021,972	14,132,375

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

Revenues

Our revenues for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal unit revenues	$1,357	$698	$3,818	$3,079
Rehabilitation unit revenues	615	49	906	96
Revenues	$1,972	$747	$4,724	$3,175

Personal unit revenues consist of ReWalk Personal 6.0 and Distributed Products sale, rental, service and warranty revenue for home use.

Rehabilitation unit revenues consist of ReStore, Distributed Products and SCI Products sale, rental, service and warranty revenue to clinics, hospitals for treating patients with relevant medical conditions or medical academic centers.

Revenues increased by $1,225 thousand, or 164%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was driven primarily by higher number of personal and rehabilitation units sold in Unites States including a multiple unit order to a physical therapy university as well as an increase in Germany as we have seen reduced COVID-19 restrictions.

Revenues increased by approximately $1,549 thousand, or 49%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase is due to higher number of personal and rehabilitation units sold in Europe and the Unites States.

In the future, we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the ReStore and other products to rehabilitation clinics and for personal use.

Gross Profit

Our gross profit for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gross profit	$1,140	$392	$2,574	$1,787

Gross profit was 58% of revenue for the three months ended September 30, 2021 compared to 52% for the three months ended September 30, 2020. The increase in gross profit for the three months ended September 30, 2021, was mainly driven by higher number of units sold and in higher Average Selling Price (“ASP”) offset partially with sales mix.

Gross profit was 54% of revenue for the nine months ended September 30, 2021 compared to 56% for the nine months ended September 30, 2020. The decrease is mainly driven by change in sales mix and higher service-related expenses offset by increased ASP.

We expect our gross profit to improve, assuming we increase our sales volumes, which could also decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we currently expect from ReStore and our Distributed Products as well as due to an increase in the cost of product parts, especially as long as COVID-19 pandemic is affecting the market.

Research and Development Expenses

Our research and development expenses, for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development expenses	$638	$756	$2,243	$2,695

Research and development expenses, decreased $118 thousand, or 16%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Research and development expenses, decreased $452 thousand, or 17%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease is attributable mainly to decreased personnel and personnel related expenses and decreased consulting costs associated with the development and clinical study costs of our ReStore soft suit exoskeleton.

We intend to focus our future research and development expenses mainly on our current products maintenance as well as developing our “soft suit” exoskeleton for additional indications affecting the ability to walk or a home use design.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales and marketing expenses	$1,821	$1,507	$5,105	$4,541

Sales and marketing expenses increased $314 thousand, or 21%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2020. Sales and marketing expenses increased $564 thousand, or 12%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in expenses for the three and nine months ended September 30, 2021 was driven by increased personnel and personnel related expenses including higher sales driven compensation costs.

In the near term our sales and marketing expenses are expected to be driven by our efforts to commercialize our current products and to increase reimbursement coverage of the ReWalk Personal device.

General and Administrative Expenses

Our general and administrative expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative expenses	$1,343	$1,198	$4,050	$3,774

General and administrative expenses increased $145 thousand, or 12%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. General and administrative expenses increased $276 thousand, or 7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in the three and nine months ended June 30, 2020, was mainly driven by higher non-cash share-based payments as well as professional services expenses.

Financial Expenses, Net

Our financial expenses, net, for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Financial expenses, net	$27	$242	$14	$723

Financial expenses, net, decreased $215 thousand, or 89%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Financial expenses, net, decreased $709 thousand, or 98%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease is mainly due to lower interest expenses related to the Loan Agreement with Kreos, which was fully repaid in December 2020.

Income Taxes

Our income tax for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Taxes on income (tax benefit)	$(14)	$25	$40	$85

Taxes on income decreased $39 thousand for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Taxes on income decreased $45 thousand for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease is mainly due to higher deferred income tax resulting from a decrease in deferred revenues.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, judgments and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our condensed financial statements and related disclosures. See Note 2 to our audited consolidated financial statements included in our 2020 Form 10-K for a description of the significant accounting policies that we used to prepare our consolidated financial statements

There have been no material changes to our critical accounting policies or our critical judgments from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our 2020 Form 10-K, except for the updates provided in Note 3 of our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report on Form 10-Q.

Recent Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report on Form 10-Q for information regarding new accounting pronouncements.

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of certain of our equity securities and convertible promissory notes to investors in private placements, the sale of our ordinary shares in public offerings and the incurrence of bank debt.

In the nine months ended September 30, 2021, we incurred a consolidated net loss of $8.8 million and as of September 30, 2021, we have an accumulated deficit in the total amount of $190.3 million. Our cash and cash equivalents as of September 30, 2021, were $91.2 million and our negative operating cash flow for the nine months ended September 30, 2021, was $8.9 million. We have sufficient funds to support its operations for more than 12 months following the issuance date of our condensed consolidated unaudited financial statements for the three and nine months ended September 30, 2021.

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

Our anticipated primary uses of cash are: (i) sales, marketing and reimbursement expenses related to market development activities of our ReStore and Personal 6.0 devices, broadening third-party payor and CMS coverage for our ReWalk Personal device and commercializing our new product lines added through distribution agreements; (ii) ) research and development of our lightweight exo-suit technology for potential home personal health utilization for multiple indications and future generation designs for our spinal cord injury device; (iii) routine product updates; (iv) general corporate purposes, including working capital needs; and (v) potential acquisitions of business. We do not currently have any agreement or understanding with respect to an acquisition. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms.

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

On December 30, 2015, we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20 million. On January 4, 2016, we drew down $12.0 million under the Loan Agreement. Under the terms of the Loan Agreement we were entitled to draw down up to an additional $8.0 million until December 31, 2016, if we raised $10.0 million or more in the issuance of shares of our capital stock (including debt convertible into shares of our capital stock) by December 31, 2016. On December 28, 2016, we drew down the remaining $8.0 million available under the Loan Agreement. Interest is payable monthly in arrears on any amounts drawn down at a rate of 10.75% per year from the applicable drawdown date through the date on which all principal is repaid. As of June 30, 2017, we raised more than $20 million in connection with the issuance of its share capital and therefore, in accordance with the terms of the Loan Agreement, the repayment period was extended from 24 months to 36 months. The principal was also reduced in connection with the issuance to Kreos on June 9, 2017 of a $3.0 million secured convertible promissory note (the “Kreos Convertible Note”). Pursuant to the Loan Agreement, we paid Kreos a transaction fee equal to 1.0% of the total available amount of the line of credit upon the execution of the agreement and we will be required to pay Kreos an “end of loan payment” equal to 1.0% of the amount of each tranche drawn down upon the expiration of each such tranche. Pursuant to the Loan Agreement, we granted Kreos a first priority security interest over all of our assets, including certain intellectual property and equity interests in its subsidiaries, subject to certain permitted security interests.

In connection with the $20.0 million drawdown under the Loan Agreement on January 4, 2016, we issued to Kreos a warrant (the “Kreos Warrant”) to purchase up to 4,771 of our ordinary shares at an exercise price of $241 per share, which was increased to 6,679 ordinary shares on December 28, 2016. Pursuant to the terms of the warrant, the warrant is exercisable, in whole or in part, at any time prior to the earlier of (i) December 30, 2025, or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

On June 9, 2017, we entered into a First Amendment to the Loan Agreement with Kreos, under which $3.0 million of the outstanding principal under the Loan Agreement became subject to repayment pursuant to the senior secured Kreos Convertible Note issued on June 9, 2017.

On November 20, 2018, we entered into a Second Amendment to the Loan Agreement with Kreos, in which we (i) repaid $3.6 million to Kreos, including prepayment costs and end of loan payments, (ii) terminated the Kreos Note, (iii) issued Kreos 192,000 units and 288,000 pre-funded units as part of an underwritten public offering at the public offering prices, and (iv) agreed with Kreos to revise the principal and the repayment schedule under the Kreos Loan. Additionally, we entered into a Warrant Amendment with Kreos, which amended the exercise price of the Kreos Warrants from $241 to $7.5 per share.

On June 5, 2019, and June 6, 2019, we entered into warrant exercise agreements with certain institutional investors of warrants to purchase our ordinary shares, pursuant to which Kreos agreed to exercise, in cash, the Kreos Warrant at the then-effective exercise price of $7.50 per share. Under the exercise agreements, we also agreed to issue to Kreos new warrants to purchase up to 480,000 ordinary shares at an exercise price of $7.50 per share with an exercise period of five years.

On December 29, 2020, we repaid in full the remaining loan principal amount under the Loan Agreement to Kreos including end of loan payments, thereby discharging all of our obligations to Kreos. Accordingly, as of December 31, 2020, the outstanding principal amount under the Kreos Loan Agreement was zero.

Paycheck Protection Program Loan Agreement

On April 21, 2020, RRI entered into a note agreement evidencing an unsecured loan in the amount of $392 thousand (the “PPP Note”) under the Paycheck Protection Program (“PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020. The PPP Note provides for an interest rate of 1.00% per year and matures two years after the date of initial disbursement. Beginning on the seventh month following the date of initial disbursement, RRI is required to make 18 monthly payments of principal and interest. The PPP Note may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act, PPP loan recipients could apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the Small Business Administration may adopt.

On September 29, 2020, we submitted an application for loan forgiveness and on November 6, 2020 we received confirmation of the PPP Note forgiveness.

Equity Raises

Form S-3 Limitations

Beginning with the filing of our annual report on Form 10-K for the year ended December 31, 2016 on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital pursuant to our At The Market (“ATM”) Offering Program or other public offerings pursuant to our effective registration statement on Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. As of February 16, 2021, since our public float reached at least $75 million in the preceding 60 days, these limitations will no longer apply to our primary offerings under Form S-3 until the filing of our annual report on Form 10-K in 2022, when we will re-assess our status under these rules. If our public float subsequently drops below $75 million as of the filing of that or a subsequent annual report on Form 10-K, or at the time we file a new Form S-3, we will become subject to these limitations again, until the date that our public float again reaches $75 million. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. Our currently effective Form S-3 expires on May 23, 2022. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on the Form S-3.

Equity Offerings and Subsequent Warrant Exercises

On November 20, 2018, we completed a follow-on underwritten public offering in which we issued and sold 728,019 units, each consisting of one ordinary share and one warrant to purchase one ordinary share. Each unit was sold to the public at a price of $7.5 per unit, additionally we issued and sold 1,050,373 pre-funded units, each unit was sold to the public at a price of $7.25 per unit. Each unit containing one pre-funded warrant with an exercise price of $0.25 per share and one warrant to purchase one ordinary share. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts, and expenses, were $13.1 million (including proceeds from the exercise of 90,691 pre- funded warrants at the closing of the offering). As of December 31, 2018, additional pre-funded warrants to purchase an aggregate 562,466 ordinary shares had been exercised, for additional proceeds of $140,617. During the nine months ended September 30, 2019, additional pre-funded warrants and warrants to purchase an aggregate 2,048,752 ordinary shares had been exercised, for additional proceeds of $12.4 million. As compensation for their role in the offering, we also issued to the underwriters warrants to purchase up to 106,680 ordinary shares, which are immediately exercisable starting on November 20, 2018, until November 15, 2023, at $9.375 per share.

On February 15, 2019, we entered into an exclusive placement agent Agreement with H.C. Wainwright, on a reasonable best-efforts basis, in connection with a public offering of 760,000 ordinary shares at a price of $5.75 per Share. The total gross proceeds received from the follow-on public offering, before deducting commissions, discounts, and expenses, were $4.37 million. We also issued to H.C. Wainwright and/or its designees warrants to purchase up to 45,600 ordinary shares, which are immediately exercisable starting on February 25, 2019, until February 21, 2024, at $7.1875 per share.

On April 3, 2019, we entered into an exclusive placement agent agreement with H.C. Wainwright in connection with a registered direct offering of our ordinary shares, and a concurrent private placement of warrants to purchase ordinary shares. The ordinary shares were offered pursuant to our effective registration statement on Form S-3. Also on April 3, 2019, we signed a purchase agreement with certain institutional investors for the issuance and sale of 816,914 ordinary shares at $5.2025 per ordinary share and warrants to purchase up to 408,457 ordinary shares at an exercise price of $5.14. The warrants issued to these purchasers were exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five and one-half years from the date of issuance, at an exercise price of $5.14. We also issued to H.C. Wainwright and/or its designees warrants to purchase up to 49,015 ordinary shares. The warrants issued to H.C. Wainwright will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of the execution of the purchase agreement, at a price per share equal to $6.503125. The gross proceeds from the offering, before deducting placement agent fees and offering expenses, were approximately $4.25 million.

On June 5, 2019, and June 6, 2019, we entered into warrant exercise agreements with certain institutional investors whereby we issued warrants to purchase up to 1,464,665 ordinary shares with an exercise price of $7.50 per share, exercisable from June 5, 2019, or June 6, 2019, until June 5, 2024, or June 6, 2024, respectively. Additionally, we issued warrants to purchase up to 87,880 ordinary shares, with an exercise price of $9.375 per share, exercisable from June 5, 2019, until June 5, 2024, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our June 2019 warrant exercise agreement and concurrent private placement of warrants.

On June 12, 2019, we entered into a purchase agreement with certain institutional investors for the issuance and sale of 833,334 ordinary shares, at $6.00 per ordinary share and warrants to purchase up to 416,667 ordinary shares with an exercise price of $6.00 per share, exercisable from June 12, 2019, until December 12, 2024, in a private placement that took place concurrently with our registered direct offering of ordinary shares in June 2019. Additionally, we issued warrants to purchase up to 50,000 ordinary shares, with an exercise price of $7.50 per share, exercisable from June 12, 2019, until June 10, 2024, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our June 2019 registered direct offering and concurrent private placement of warrants.

On February 10, 2020, we closed a “best efforts” public offering whereby we issued an aggregate of 5,600,000 of common units and pre-funded units at a public offering price of $1.25 per common unit and $1.249 per pre-funded unit. As part of the public offering, we entered into a securities purchase agreement with certain institutional purchasers. Each common unit consisted of one ordinary share, and one common warrant to purchase one ordinary share. Each pre-funded unit consisted of one pre-funded warrant to purchase one ordinary share and one common warrant. Additionally, we issued warrants to purchase up to 336,000 ordinary shares, with an exercise price of $1.5625 per share, to representatives of H.C. Wainwright as compensation for its role as the placement agent in oue February 2020 offering. As of December 31, 2020, all pre-funded warrants to purchase ordinary shares had been exercised and 1,831,500 common warrants to purchase ordinary shares had been exercised.

On July 6, 2020, we entered into a purchase agreement with certain institutional investors for the issuance and sale of 4,938,278 ordinary shares, at $1.8225 per ordinary share and warrants to purchase up to 2,469,139 ordinary shares with an exercise price of $1.76 per share, exercisable from July 6, 2020, until January 6, 2026. Additionally, we issued warrants to purchase up to 296,297 ordinary shares, with an exercise price of $2.2781 per share, exercisable from July 6, 2020, until July 2, 2025, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our July 2020 registered direct offering.

On December 8, 2020, we entered into a private placement with certain institutional investors for the issuance and sale of 5,579,776 ordinary shares, at $1.43375 per ordinary and warrants to purchase up to 4,184,832 ordinary shares with exercise price of $1.34 per share, exercisable from December 8, 2020, until June 8, 2026. Additionally, we issued warrants to purchase up to 334,787 ordinary shares, with an exercise price of $1.7922 per share, exercisable from December 8, 2020, until June 8, 2026, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our December 2020 private placement.

On February 19, 2021, we entered into a purchase agreement with certain institutional and other accredited investors for the issuance and sale of 10,921,502 ordinary shares, at $3.6625 per ordinary share and warrants to purchase up to an aggregate of 5,460,751 ordinary shares with an exercise price of $3.60 per share, exercisable from February 19, 2021, until August 26, 2026. Additionally, we issued warrants to purchase up to 655,290 ordinary shares, with an exercise price of $4.578125 per share, exercisable from February 19, 2021, until August 26, 2026, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our February 2021 private placement offering.

Equity Offerings in the Third Quarter of 2021

On September 27, 2021, we signed a purchase agreement with certain institutional investors for the issuance and sale of 15,403,014 ordinary shares, pre-funded warrants to purchase up to an aggregate of 610,504 ordinary shares and ordinary warrants to purchase up to an aggregate of 8,006,759 ordinary shares at an exercise price of $2.00 per share. The pre-funded warrants have an exercise price of $0.001 per ordinary share and are immediately exercisable and can be exercised at any time after their original issuance until such pre-funded warrants are exercised in full. Each ordinary share was sold at an offering price of $2.035 and each pre-funded warrant was sold at an offering price of $2.034 (equal to the purchase price per ordinary share minus the exercise price of the pre-funded warrant). The offering of the ordinary shares, the pre-funded warrants and the ordinary shares that are issuable from time to time upon exercise of the pre-funded warrants was made pursuant to our shelf registration statement on Form S-3 initially filed with the SEC on May 9, 2019, and declared effective by the SEC on May 23, 2019, and the ordinary warrants were issued in a concurrent private placement. The ordinary warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five and one-half years from the date of issuance. All of the pre-funded warrants were exercised in full on September 27, 2021, and the offering closed on September 29, 2021. Additionally, we issued warrants to purchase up to 960,811 ordinary shares, with an exercise price of $2.5438 per share, exercisable from September 27, 2021, until September 27, 2026, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our September 2021 private placement offering.

ATM Offering Program

On May 10, 2016, we entered into an Equity Distribution Agreement with Piper Jaffray, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on our behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Such sales will be made under our effective registration statement on Form S-3 in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, directly on or through the Nasdaq Capital Market, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions.

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

We intend to continue using the at-the-market offering or similar continuous offering programs opportunistically to raise additional funds, although we are currently subject to restrictions on using the ATM Offering Program with Piper Jaffray. Under our December 2020 purchase agreement with certain investors, we agreed, for a period of one year following December 3, 2020, not to: (i) issue or agree to issue equity or debt securities convertible into, or exercisable or exchangeable for, ordinary shares at a conversion price, exercise price or exchange price which floats with the trading price of the ordinary shares or which may be adjusted after issuance upon the occurrence of certain events or (ii) enter into any agreement, including an equity line of credit, whereby we may issue securities at a future-determined price, other than an at–the-market facility with the placement agent, H.C. Wainwright, beginning on February 1, 2021. Such limitations may inhibit our ability to access capital efficiently, or at all.

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

The closings of the Second Tranche and Third Tranche were subject to specified closing conditions, including the formation of a joint venture, the signing of a license agreement and a supply agreement, and the successful production of certain ReWalk products. The Third Tranche Closing was to have occurred by December 31, 2018 and no later than April 1, 2019. We believe that Timwell committed various material breaches of the Investment Agreement, including failure to consummate its second and third investment tranches with us for a total of $15 million, failure to enter into a detailed joint venture with us, and failure to make payments for product-related commitments. Nevertheless, until March 2020 we continued to engage in a dialogue with Timwell (and its affiliate RealCan) on alternative pathways to allow us to commercialize our products in China through RealCan and its affiliates, and also provide for RealCan or an affiliate to invest in us.

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

Cash Flows for the Nine Months Ended September 30, 2021 and September 30, 2020 (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(8,903)	$(10,131)
Net cash used in investing activities	(28)	(73)
Net cash provided by financing activities	79,808	11,948
Net cash flow	$70,877	$1,744

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $1.2 million or 12% due to improvement in working capital as well as no interest payments to Kreos as we repaid our debt under the Loan Agreement in full in December 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $67.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the higher proceeds received through our first and third quarter offering and warrants exercises, as well as the fact that we did not have any principal payments pursuant to the Loan Agreement with Kreos after repaying our debt in full in December 2020.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of September 30, 2021.

	Payments due by period (in dollars, in thousands)
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years

Purchase obligations (1)	$1,367	$1,367	$—	$—	$—
Collaboration Agreement and License Agreement obligations (2)	425	425	—	—	—
Operating lease obligations (3)	1,484	678	806	—	—
Total	$3,276	$2,470	$806	$—	$—

(1)

We depend on one contract manufacturer, Sanmina Corporation, for both the ReStore products and the SCI Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.

(2)

Our Collaboration Agreement which was originally signed for a period of six years and at the end of September 30, 2021 has a remaining term of approx. 0.5 year, it requires us to pay in quarterly installments for the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement consists of patent reimbursement expenses payments and of a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. These product development milestones have been met as of September 30, 2021. There are commercialization milestones which depend on us reaching certain sales amounts some or all of which may not occur.

(3)	Our operating leases consist of leases for our facilities and motor vehicles.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.22:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.15:$1:00, both of which were the applicable exchange rates as of September 30, 2021.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of September 30, 2021.

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

As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15I and Rule 15d-15(e) of the Exchange Act). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2020 Form 10-K, except as described in Note 5 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report on Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2020 Form 10-K and in “Part IA. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2021 and our Quarterly Report on Form 10-Q for the period ended June 30, 2021. except as noted below:

Risks Related to Our Business and Our Industry

Defects in our products or the software that drives them could adversely affect the results of our operations.

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, unanticipated use of ReWalk or ReStore, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. In addition, because the manufacturing of our products is outsourced to Sanmina Corporation (“Sanmina”), our original equipment manufacturer, we may not be aware of manufacturing defects that could occur. Such adverse events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of our products from the market. A recall could result in significant costs. To the extent any manufacturing defect occurs, our agreement with Sanmina contains a limitation on Sanmina’s liability, and therefore we could be required to incur the majority of related costs. Product defects or recalls could also result in negative publicity, damage to our reputation or, in some circumstances, delays in new product approvals.

When an exoskeleton is used by a paralyzed individual to walk, the individual relies completely on the exoskeleton to hold him or her upright. In addition, our products incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. If any part of our product’s hardware or software were to fail, the user could experience death or serious injury. For example, ReWalk recently submitted medical device reports to the FDA and medical device vigilance reports to the European regulatory authorities and initiated a correction in response to two complaints regarding battery thermal runaway events. The correction that includes clarification of previous instructions and additional information on battery operation and storage is closed in Europe and remains ongoing in the United States. Additionally, users may not use or maintain our products in accordance with safety, storage, and training protocols, which could enhance the risk of death or injury. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, additional regulatory filings, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

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

The COVID-19 pandemic has had, and a continuing outbreak or future outbreaks may have, several adverse effects on our business, results of operations and financial condition, including:

Sales. The steps we have taken to safeguard employees and patients have curtailed direct sales activities, including our ability to train patients and rehabilitation centers on how to use our system, which has adversely impacted our sales and results of operation since 2020. The overall impact of the limitations on our sales efforts are currently hard to determine because, in addition to the short-term impacts, we are unable to interact and test our system with potential new patients at the same levels that we have before the COVID-19 outbreak. Our ReStore device for example has received FDA clearance in the third quarter of 2019 and had limited trial use and placements to date with the outbreak of COVID-19 and currently we do not have enough user experience to evaluate its potential market success. It may take an extended period after current restrictions end for us and with the distribution of vaccines in our main markets, that will allow us to engage with potential new clients. We continue to monitor our sales pipeline on a day-to-day basis in order to assess the quarterly effect of these limitations as some have short term effects and some affects our future pipeline development.

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

Production and Supply Chain. Our manufacturing was impacted mainly by parts shortage and supply chain delays. Other elements such as adverse impacts on our production capacity due to government directives, transportation issues, or health protocols that might impact our production facility. In addition, given the impact of current limitations on our sales activities, it has become hard for us to effectively forecast our future requirements for systems. Accordingly, there is a greater risk that we may overproduce or underproduce compared to sales.

Regulatory and clinical trials. Limitations on travel and business closures recommended by federal, state, and local governments, could, among other things, impact our ability to enroll patients in clinical trials, recruit clinical site investigators, and obtain timely approvals from local regulatory authorities for trials we might conduct. In our post-market study that we continue to conduct, we may face decreased ability to contact patients where a patient’s COVID-19 status is unknown. Regulatory oversight and actions regarding our products have been and may continue to be disrupted or delayed in regions impacted by COVID-19, including the United States and Europe, which have been and may continue to impact review and approval timelines for products in development and/or changes to existing products that need regulatory review and approval.

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

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, business acquisitions or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, business acquisitions or partnerships to develop our products and to pursue new geographic or product markets. Proposing, negotiating, and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships may be a lengthy and complex process. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. For example, we have entered into agreements with MediTouch and Myolyn for the distribution of their products in the U.S. We also collaborate with Harvard University’s Wyss Institute for Biologically Inspired Engineering for the research, design, development, and commercialization of lightweight exoskeleton system technologies for lower limb disabilities, aimed to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. Our arrangements with MediTouch, Myolyn and Harvard, may not be as productive or successful as we hope.

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

We are conducting an ongoing mandatory FDA post-market surveillance study on our ReWalk Personal 6.0, which began in June 2016. Before we began the current study, the FDA sent us a warning letter on September 30, 2015 (“the September 2015 Warning Letter”), threatening potential regulatory action against us for violations of Section 522 of the U.S. Federal Food, Drug, and Cosmetic Act, based on our failure to initiate a post-market surveillance study by the September 28, 2015, deadline, our allegedly deficient protocol for that study and the lack of progress and communication regarding the study. Between June 2014 and our receipt of the September 2015 Warning Letter, we had responded late to certain of the FDA’s requests related to our study protocol. In February 2016, the FDA sent us an additional information request (the “February 2016 Letter”) requesting additional changes to our study protocol and asking that we amend the study within 30 days. The February 2016 Letter also discussed the FDA’s request, as further discussed in later communications with the FDA, for a new premarket notification for our ReWalk device, or a special 510(k), linked to what the FDA viewed as changes to the labeling and the device, including to a computer included with the device. In late March 2016, following multiple discussions with the FDA, including an in-person meeting, the FDA confirmed that the agency would permit the continued marketing of the ReWalk device conditioned upon our timely submitting a special 510(k) and initiating our post-market surveillance study by June 1, 2016. The special 510(k) was timely submitted on April 8, 2016, and the FDA’s substantial equivalence determination was received by us on July 22, 2016, granting us permission to continue marketing the ReWalk device.

Additionally, we submitted a protocol to the FDA for the post-market surveillance study that was approved by the FDA on May 5, 2016. We began the study on June 13, 2016, with Stanford University as the lead investigational site. In August 2016, the FDA sent us a letter stating that, based on its evaluation of our corrective and preventive actions in response to the September 2015 Warning Letter, it appeared we had adequately addressed the violations cited in the September 2015 Warning Letter. As part of our study, we provided the FDA with the required periodic reports on the study’s progress, in a few cases with delay, and we intend to continue providing the FDA with periodic reports as required. Through these reports, we made the FDA aware that due to enrollment issues, we were unable to satisfy the target enrollment specified in the original study protocol. As of March 6, 2021, the study has been closed. Twelve subjects were enrolled in the study, three completed the study and one was using the device at the time the study was closed. This was substantially below the required number of patients included in our original study protocol.

In March 2021, the FDA accepted another protocol supplement to the original post-market study that we prepared to address our inability to obtain certain study information due to the COVID-19 pandemic. Our modification to the original protocol allowed us to close all study sites. The data from the original post-market study, along with the real world data, was submitted to FDA and is currently under review. However, despite the revised study protocol there can be no assurance that we will be able to satisfy the post-market study requirements. If we cannot meet FDA requirements for the post-market study or timely address requests from the FDA related to the study, or if the results of the study are not as favorable as we expect, the FDA may issue additional warning letters to us, impose limitations on the labeling of our device or require us to stop marketing the ReWalk Personal device in the United States. We derived 40% of our revenues in the year ended December 31, 2020, from sales of the ReWalk device in the United States and, if we are unable to market the ReWalk device in the United States, we expect that these sales would be adversely impacted, which could materially adversely affect our business and overall results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBIT INDEX

Exhibit
Number	Description
3.1	Third Amended and Restated Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2019).
4.1	Form of Purchaser Warrant from July 2020 registered direct offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
4.2	Form of Placement Agent Agreement from July 2020 registered direct offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
4.3	Form of Ordinary Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 29, 2021).
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 29, 2021).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on September 29, 2021).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 29, 2021).
10.2

Engagement letter, dated September 24, 2021, by and between Rewalk Robotics Ltd. And H.C. Wainwright & Co. LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 29, 2021).

10.3+	Employment Agreement, dated July 9, 2021, by and between the Company and Jeannine Lynch.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: November 10, 2021	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Ori Gon
Ori Gon
Chief Financial Officer
(Principal Financial and Accounting Officer)