Form 10-K/A
period 2021-12-31
ReWalk Robotics Ltd.
filed 2022-05-02
CIK 1607962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of February 24, 2022, the Registrant had outstanding 62,507,717 Ordinary Shares, par value NIS 0.25 per share.

The registrant’s auditor is Kost Forer Gabbay & Kasierer, Tel-Aviv, Israel (PCAOB ID 1281)

EXPLANATORY NOTE TO AMENDMENT NO. 1

ReWalk Robotics Ltd. (the “Company,” “we,” “us,” “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022 (the “Original Form 10-K” and together with Amendment No. 1, the “2021 Annual Report”) for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our 2021 Annual Report because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Item 15 of Part IV of the Original Form 10-K is hereby amended to include as Exhibits 31.3 and 31.4 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Except as described herein, this Amendment No. 1 does not modify or update the disclosures in, or exhibits to, the Original Form 10-K or update the Original Form 10-K to reflect events occurring after the date of such filing. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's other filings made with the SEC subsequent to the filing of the Original Form 10-K. Unless otherwise defined herein, all capitalized terms included in this Amendment No. 1 but not otherwise defined herein shall have the meanings ascribed to such terms in the Original Form 10-K.

REWALK ROBOTICS LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

Set forth below are the names and ages of the directors of the Company as of April 22, 2022 and their principal occupations at present and for the past five years. Our Board of Directors currently consists of nine members and is divided into three classes, with a class of directors elected each year for a three-year term. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age	Current Position with the Company	Director Since
Jeff Dykan*(1)	63	Class I Director, Chairman	2009
Yasushi Ichiki*	54	Class I Director	2014
Joseph Turk*	54	Class I Director	April 2022
Larry Jasinski	64	Class II Director, Chief Executive Officer	2012
Dr. John William Poduska*(2) (3)	84	Class II Director	2014
Randel E. Richner*	66	Class II Director	2020
Wayne B. Weisman*(3)	66	Class III Director	2009
Aryeh (Arik) Dan*(1)(2)	63	Class III Director	2013
Yohanan Engelhardt*(3)	64	Class III Director	2018

*Independent
(1) Member of Nominating and Corporate Governance Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.

Class II Directors Continuing in Office until the 2022 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2022 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this Amendment No. 1:

Larry Jasinski, 64, has served as our Chief Executive Officer (“CEO”) and as a member of our Board since February 2012. From 2005 until 2012, Mr. Jasinski served as the President and Chief Executive Officer of Soteira, Inc., a company engaged in development and commercialization of products used to treat individuals with vertebral compression fractures, which was acquired by Globus Medical in 2012. From 2001 to 2005, Mr. Jasinski was President and Chief Executive Officer of Cortek, Inc., a company that developed next-generation treatments for degenerative disc disease, which was acquired by Alphatec in 2005. From 1985 until 2001, Mr. Jasinski served in multiple sales, research and development, and general management roles at Boston Scientific Corporation. Mr. Jasinski has served on the board of directors of Massachusetts Bay Lines since 2015 and of LeMaitre Vascular, Inc. since 2003. Mr. Jasinski holds a B.Sc. in marketing from Providence College and an MBA from the University of Bridgeport. We believe that Mr. Jasinski’s successful leadership and executive experience, along with his extensive knowledge of the medical devices industry and research and development, provide him the qualifications and skills to act as a member of our Board.

Dr. John William Poduska, 84, has served on our Board since 2014. He also serves as a director on the boards of a number of privately-held companies. Dr. Poduska also served as a director of EXA Corporation (Nasdaq: EXA), where he served as chairman of the company and a member of the nominating and corporate governance committee, until 2018, Novell, Inc. until 2011 and of Anadarko Petroleum Corporation and Safeguard Scientifics, Inc. until 2009. Dr. Poduska was the Chairman of Advanced Visual Systems Inc., a provider of visualization software, from January 1992 to December 2001. From December 1989 until December 1991, Dr. Poduska was President and Chief Executive Officer of Stardent Computer Inc., a computer manufacturer. From December 1985 until December 1989, Dr. Poduska served as Chairman and Chief Executive Officer of Stellar Computer Inc., a computer manufacturer he founded which is the predecessor of Stardent Computer Inc. Prior to founding Stellar Computer, Inc., Dr. Poduska founded Apollo Computer Inc. and Prime Computer, Inc. Dr. Poduska holds a Sc.D. from MIT and an Honorary Doctorate of Humane Letters from Lowell University. We believe that Dr. Poduska’s varied director experience, both in private and public companies, his expertise in computer engineering and his familiarity with developing companies equip him with the qualifications and skills to serve as a member of our Board.

Randel E. Richner, 66, has served on our Board since November 2020. Ms. Richner has over 30 years’ experience in health policy, reimbursement and economics. From 2013 to 2015, Ms. Richner served as Executive Vice President of Intralign Health, LLC. From 2006 to 2012, she was President and Founder of Neocure Group, data analytics, health economics and reimbursement strategic services, acquired by Intralign Health, LLC in 2013. From 1997 to 2006, Ms. Richner was Vice President of Global Government Affairs and Reimbursement, Boston Scientific Corporation. Ms. Richner has engaged with U.S. Congress and CMS, appointed as first industry representative, Executive Committee (EC) Medicare Coverage Advisory Committee (MCAC). She has served on the Executive Dean’s Advisory Board, University of Michigan’s School of Public Health, since 2007, and has served on multiple boards including MassMedic (founding Women in MedTech), Executive Advisory Board Center for Evaluation Value, Risk Tufts New England Medical Center, International Society of Pharmacoeconomics and Research (ISPOR), founding the U.S. Medical Device Council. Ms. Richner has been an invited executive lecturer at Dartmouth, Tuck School of Business; University of Michigan School of Engineering and University of Michigan School of Public Health. She has a Master of Public Health in Health Policy and Administration and a Bachelor of Science in Nursing from University of Michigan. We believe that Ms. Richner’s extensive leadership and board membership experience in the healthcare industry, as well as her familiarity with health economics and reimbursement procedures, provides her with a unique perspective of our market and the qualifications and skills to serve as a member of our Board.

Class III Directors Continuing in Office until the 2023 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2023 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this Amendment No. 1:

Wayne B. Weisman, 66, has served on our Board since 2009 and as a member of our audit committee since March 15, 2020. He previously served as a member of our audit committee from the end of December 2017 until May 2018. He was appointed by our shareholder SCP Vitalife. Since 2007, Mr. Weisman has been a director of SCP Vitalife GP, the corporate general partner of the common general partner of SCP Vitalife Partners II L.P. and its affiliate SCP Vitalife Partners (Israel) II L.P. He has also served as a managing member of SCP Vitalife Management Company, LLC, which by contract provides certain management services to the common general partner of SCP Vitalife. Mr. Weisman is Chairman of Recro Pharma, Inc. (Nasdaq: REPH), a pharmaceutical contract development and manufacturing company. Mr. Weisman also serves on the board of directors of Baudax Bio, Inc. (Nasdaq: BXRX), a specialty pharmaceutical company developing multiple non-opioid therapeutics for the treatment of serious acute pain. He also serves on the boards of a number of private companies, including Garnet Biotherapeutics Inc. and Echo360 Inc. Mr. Weisman previously served on the board of directors of each of EndoSpan Ltd. from 2009 to 2015, Ivenix, Inc. from 2011 to 2015 and Pocared Diagnostics Ltd. from 2007 to 2015. He is vice chairman of the board of trustees of Young Scholars Charter School. He is also an advisory board member of the Philadelphia-Israel Chamber of Commerce and Mid-Atlantic Diamond Ventures, the venture forum of Temple University. Mr. Weisman holds a B.A. from the University of Pennsylvania and a J.D. from the University of Michigan Law School. We believe that Mr. Weisman’s leadership as a director of various pharmaceutical and healthcare companies and his extensive experience serving as a director on other boards provide him the qualifications and skills to serve as a member of our Board.

Aryeh (Arik) Dan, 63, has served on our Board since 2013. He was appointed by our shareholder Yaskawa Electric Corporation, a manufacturer of motion controllers, switches, industrial robots and other automation products. He has served as the President and Chief Executive Officer of Yaskawa Europe Technology since 2005. Mr. Dan holds a B.Sc. in aeronautical engineering from the Technion-Israel Institute of Technology and completed studies in the M.B.A. research program at Keio University, Japan. We believe that Mr. Dan’s leadership experience and his expertise in robotics technology and research and development provide him with the qualifications and skills to serve as a member of our Board.

Yohanan Engelhardt, 64, has served on our Board since May 2018 and has been the chairman of our audit committee since May 3, 2018. Mr. Engelhardt served as CFO and Vice President of Finance of publicly traded and private companies for 25 years, including 18 years at ViryaNet, a provider of mobile workforce management software solutions. During his tenure at ViryaNet he oversaw all financial operations, M&A activities, private placements, the company’s initial public offering and the sale of the company to a large private equity firm in 2014. Since 2015, he has provided CFO services to early-stage companies as well as accounting services to an accounting firm. Mr. Engelhardt holds a B.A. in accounting and economics from the Hebrew University of Jerusalem and a Certified Public Accountant license in the United States and in Israel. He is a member of the American Institute of Certified Public Accountants and the Institute of Certified Public Accountants in Israel. We believe that Mr. Engelhardt’s extensive background as executive in various public companies provides him the qualifications and skills to serve as a member of our Board.

Class I Directors Continuing in Office until the 2024 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2024 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this Amendment No. 1:

Jeff Dykan, 63, has served on our Board since 2006 and has been the Chairman of our Board since 2009. He was appointed by our shareholder SCP Vitalife. Since 2002 Mr. Dykan has been a director of Vitalife Partners Management LP, the general partner of Vitalife, and since 2007 has been a director of its successor fund, SCP Vitalife GP, the corporate general partner of the common general partner of SCP Vitalife Partners II L.P. and its affiliate SCP Vitalife Partners (Israel) II L.P. He has also served as a managing member of SCP Vitalife Management Company, LLC and SCP Vitalife Management Israel Ltd., which by contract provides certain management services to the common general partner of SCP Vitalife. Prior to joining Vitalife, from 2001 to 2002, Mr. Dykan was the Chairman and Chief Executive Officer of BitBand Inc., formerly a provider of content management and delivery systems, specializing in video on demand for IPTV. Mr. Dykan is a member of the American Institute of Certified Public Accountants and holds a B.Sc. in accounting and management and an M.B.A. in computer applications, both from New York University. We believe that Mr. Dykan’s extensive knowledge of corporate finance, securities and investments and his years of acting in management roles provide him the qualifications and skills to serve as a member of our Board.

Yasushi Ichiki, 54, has served on our Board since 2014. He was appointed by our shareholder Yaskawa Electric Corporation, a manufacturer of motion controllers, switches, industrial switches and other automation products. Mr. Ichiki has been the Manager of the Corporate Planning Department, Corporate Planning Division, of Yaskawa Electric Corporation since May 2014. Previously, from February 2010 to April 2014, he served as the General Manager of Corporate Planning, Robotics Division of Yaskawa Europe GmbH. Mr. Ichiki holds a B.A. from Yamaguchi University, Japan. We believe that Mr. Ichiki’s management experience and his expertise in the development and marketing of robotics and power electronics technology provide him the qualifications and skills to serve as a member of our Board.

Joseph Turk, 54, has served on our Board since April 2022. Mr. Turk has served as the Executive Vice President of Fresenius Medical Care North America since 2019, during which he has served as the President of its Renal Therapies group since July 2021 and as the President of its Home and Critical Care Therapies group from February 2019 until July 2021. Previously he served in a number of roles at NxStageMedical, Inc. from 2000 to 2019, including President, Senior Vice President, and Vice President of Marketing. Mr. Turk holds a B.A. from Wabash College and an M.A from the Kellogg Graduate School of Management. We believe that Mr. Turk’s management leadership and experience in successfully achieving favorable Medicare reimbursement, building an organization for implementation of commercialization with a novel breakthrough medical device, and completing multiple new business development transactions provide him the qualifications and skills to serve as a member of our Board.

Information About Our Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of April 22, 2022:

Name	Age	Position
Executive Officers
Larry Jasinski	64	Chief Executive Officer and Director
Almog Adar	38	Director of Finance
Jeannine Lynch	57	Vice President of Market Access and Strategy

Larry Jasinski.  Mr. Jasinski’s biographical information is set forth above under the section “Information About Our Directors – Class II Directors Continuing in Office until the 2022 Annual General Meeting of Shareholders.”

Almog Adar, 38, has served as our Director of Finance since December 2021 and as the Company’s Corporate Financial Controller since January 2020. Before joining the Company, Mr. Adar served as Controller of Infinya recycling Ltd. (previously Amnir Recycling), from January 2018 until December 2019. From January 2016 until December 2017, Mr. Adar served as Assistant Controller of Delta Galil Industries. Mr. Adar has a Bachelor of Arts degree in Accounting and Economics from the Open University of Israel and is a Certified Public Accountant licensed by the Israeli Ministry of Justice.

Jeannine Lynch, 57, has served as our Vice President of Market Access and Strategy since August 2021. Prior to joining us, Ms. Lynch served as Senior Director of Patient Access Services at BioMarin Pharmaceuticals from April 2009 to September 2021. In addition to her work with BioMarin, Ms. Lynch has worked for industry leaders such as Genentech and Pfizer/Agouron. She has held leadership roles in commercial management, product launches and built customized patient services to address several different rare and ultrarare medical conditions. Ms. Lynch also sits on the Board of Directors for MVP, a non-profit organization to help young people of color prepare, perform, progress, and prosper in their education, leadership and early professional careers. Ms. Lynch is a graduate of the University of California Berkeley and holds a Master of Public Health from the University of Michigan.

Board Leadership Structure

The Board has no policy regarding the need to separate or combine the offices of Chairman of the Board and CEO and remains free to make this determination from time to time in a manner that the Board deems most appropriate for our Company. Currently, we have separated the positions of CEO and Chairman of the Board in recognition of the differences between the two roles. The CEO is responsible for the day-to-day leadership and performance of the Company, while the Chairman of the Board (in collaboration with other members of the Board) sets the strategic direction of the Company, provides guidance to the management, sets the agenda for the Board meetings (in collaboration with the other members of the Board) and presides over meetings of the Board. We believe that separating these positions allows the Chairman of the Board to lead the Board in its fundamental role of providing direction and guidance to management, while allowing our CEO to focus on our day-to-day operations. In addition, we believe that the current separation provides a more effective monitoring and objective evaluation of the performance of the CEO. The Board believes it is important that the Company retain organizational flexibility to determine whether the roles of CEO and Chairman of the Board should be separated or combined.

Risk Management

The Board is actively involved in the oversight and management of risks that could affect the Company. This oversight and management is conducted primarily through committees of the Board, as disclosed in the descriptions of each of the committees above and in the charters of each of the committees, but the full Board has retained responsibility for general oversight of risks. The Board regularly receives reports from members of senior management on areas of material risk to the Company, including operational (which itself includes cybersecurity matters), financial, regulatory and legal. The audit committee oversees management of financial risks (including liquidity and credit), approves all transactions with related persons and is primarily responsible for oversight of the Company’s financial reporting process and internal control over financial reporting. The compensation committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The nominating and corporate governance committee oversees the Company’s corporate governance programs, including the administration of the Code of Business Conduct and Ethics. The Board discharges its oversight responsibility through full reports by each committee chair regarding the relevant committee’s actions, as well as through regular reports directly from officers responsible for oversight of particular risks within the Company.

Opt-Out of Certain Israel Companies Law Requirements

As an Israeli company, we are required to comply with the requirements of the Israel Companies Law and the regulations promulgated thereunder. Until early 2018, our Board was required to include at least two “external directors” as defined under the Israel Companies Law. In addition, we were required to comply with certain requirements under the Israel Companies Law regarding the composition of our audit committee and compensation committee, including requirements relating to the inclusion and role of the external directors on such committees. Pursuant to regulations promulgated under the Israel Companies Law, however, we — as a company that does not have a controlling shareholder, and that complies with the U.S. securities laws and the Nasdaq corporate governance rules — were permitted to “opt out” of the requirement to appoint external directors as well as the above requirements related to the composition of the audit committee and the compensation committee.

In February 2018, our Board determined that opting out of the requirements under the Israel Companies Law regarding the appointment of external directors and the composition of our audit committee and compensation committee would reduce our administrative and financial burden and provide greater flexibility in attracting highly-qualified directors, while maintaining appropriate corporate governance standards; accordingly, we opted out of such requirements. As a result, our Board is no longer required to include two external directors, and our audit committee and compensation committee do not need to comply with certain committee composition requirements under the Israel Companies Law. Following our opting-out of such requirements, Dr. John William Poduska continued to serve as a member of our Board but not as an external director or a member of any of Class I, Class II or Class III. His term was initially scheduled to expire in 2020, but because of the Company’s decision to opt out of the requirements as described above, Dr. Poduska was nominated for reelection as a Class II director in 2019.

Director Independence

Our Board has determined that, other than Larry Jasinski, our CEO, all of our current directors are independent under Nasdaq listing standards. Furthermore, our Board also determined that all current members of the audit committee, compensation committee, and nominating and corporate governance committee are independent under the applicable Nasdaq listing standards and rules and regulations of the SEC. In making its determinations regarding independence, the Board carefully reviewed the categorical tests enumerated in the Nasdaq independence definition, as well as the individual circumstances of each director with regard to each director’s business and personal activities as they may relate to the Company and our management.

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

Audit Committee

We have a separately designated standing audit committee. The audit committee consists of Mr. Yohanan Engelhardt, Dr. John William Poduska and Mr. Wayne B. Weisman. Mr. Yohanan Engelhardt serves as the chairman of the audit committee. The audit committee holds a minimum of four meetings per year and will meet more frequently as circumstances require. The audit committee met five times during the fiscal year ended December 31, 2021.

Israel Companies Law Requirements

Under the Israel Companies Law, we are required to appoint an audit committee. As discussed above under “Opt-Out of Certain Israel Companies Law Requirements”, in February 2018 we opted out of certain Israel Companies Law requirements, including certain requirements as to the composition of our audit committee.

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

All members of the audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq corporate governance rules. Our Board has determined that Yohanan Engelhardt is an “audit committee financial expert” as defined by the SEC rules and has the requisite financial sophistication as defined by the Nasdaq corporate governance rules.

Each of the current audit committee members is “independent” as such term is defined under the Nasdaq corporate governance rules and under Rule 10A-3(b)(1) promulgated under the Exchange Act, which is different from the general test for independence of board members and members of other committees.

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

The charter of the audit committee is available at http://ir.rewalk.com. Information contained on, or that can be accessed through, our website does not constitute a part of this Amendment No. 1 and is not incorporated by reference herein.

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

•
determining whether to approve certain related party transactions, and classifying transactions in which a controlling shareholder has a personal benefit or other interest as significant or insignificant (which affects the required approvals) (see “Item 13—Certain Relationships and Related Transactions, and Director Independence—Approval of Related Party Transactions under Israeli Law” below);

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

The audit committee may not approve any actions requiring its approval unless at the time of the approval a majority of the committee’s members are present. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Approval of Related Party Transactions under Israeli Law” below.

Compensation Committee

We have a separately designated standing compensation committee. The compensation committee consists of Mr. Aryeh (Arik) Dan and Dr. John William Poduska. Dr. Poduska serves as the chairman of the compensation committee. The compensation committee meets as circumstances require and held five meetings during the year ended December 31, 2021. Under its charter, the compensation committee may ask members of management to attend meetings and provide pertinent information as needed. However, any person ineligible to serve as a member of the committee under the Israel Companies Law generally may not attend committee meetings unless to present on a particular topic as determined by the committee. In addition, the CEO may not be present for, and if applicable is excused from, the meeting during voting or deliberation on his compensation.

Israel Companies Law Requirements

Under the Israel Companies Law, the board of directors of a public company must appoint a compensation committee. As discussed above under “Opt-Out of Certain Israel Companies Law Requirements”, in February 2018 we opted out of certain Israel Companies Law requirements, including certain requirements as to the composition of our compensation committee.

The duties of the compensation committee include the recommendation to the company’s board of directors of a compensation policy regarding the terms of engagement of directors and of specified members of senior management. That compensation policy must be adopted by the company’s board of directors, after considering the recommendations of the compensation committee, and must then be approved by the company’s shareholders, which approval requires a Special Approval for Compensation (as defined below under “—Approval of Related Party Transactions under Israeli Law—Fiduciary Duties of Directors and Executive Officers”). Our Board adopted a compensation policy, which our shareholders subsequently approved at the extraordinary general meeting of our shareholders held on December 15, 2014. Our shareholders approved amendments to our compensation policy at the annual general meetings of our shareholders held on December 3, 2015, May 24, 2016, June 27, 2017, March 27, 2019, June 18, 2020, and May 19, 2021 (as amended, the “Compensation Policy”).

The compensation policy of an Israeli company must serve as the basis for decisions concerning the financial terms of employment or engagement of office holders, including compensation, benefits, exculpation, insurance and indemnification. The compensation policy must take into account certain factors, including advancement of the company’s objectives, the company’s business plan and its long-term strategy, and creation of appropriate incentives. It must also consider, among other things, the company’s risk management, size and the nature of its operations. The compensation policy must include certain principles, such as a link between variable compensation and long-term performance and measurable criteria, the relationship between variable and fixed compensation, and the minimum holding or vesting period for variable, equity-based compensation. We believe that the Compensation Policy satisfies these requirements.

The compensation committee is responsible for (a) recommending the Compensation Policy to our Board for its approval (and subsequent approval by our shareholders) and (b) carrying out duties related to the Compensation Policy and to the compensation of our directors and senior management, including:

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

Nasdaq Listing Standards and Section 16 of the Exchange Act

Under the Nasdaq corporate governance rules, we are required to maintain a compensation committee consisting of at least two independent directors. Each of the members of the compensation committee is required to be independent under the Nasdaq listing standards relating to compensation committee members, which are different from the general test for independence of board and members of other committees. In assessing independence, the Board considered all factors specifically relevant to determining whether a director has a relationship to the Company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member and determined that each of the members of the compensation committee satisfies those requirements. Additionally, transactions between us and our directors and executive officers will be considered exempt from short-swing liability under Section 16(b) of the Exchange Act if approved by our Board or a committee composed solely of two or more “non-employee directors,” as defined in Rule 16b-3 under the Exchange Act (“Rule 16b-3”). Our Board has determined that each of the members of the compensation committee is a “non-employee director,” as defined in Rule 16b-3.

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

The charter of the compensation committee is available at http://ir.rewalk.com. Information contained on, or that can be accessed through, our website does not constitute a part of this Amendment No. 1 and is not incorporated by reference herein.

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

Compensation Consultant

The compensation committee has authority to retain compensation consulting firms to assist it in the evaluation of executive officer and employee compensation and benefit programs. The compensation committee has retained Aon Hewitt (“Aon”) as its independent compensation advisor. Aon provides an objective perspective as to the reasonableness of our executive compensation programs and practices and their effectiveness in supporting our business and compensation objectives, as well as our equity compensation plans and number of shares available for grants.

Although Aon regularly consults with management in performing work requested by the compensation committee, it did not perform any separate additional services for management. The compensation committee has assessed the independence of Aon pursuant to applicable SEC rules and concluded that no conflict of interest exists that would prevent Aon from independently representing the compensation committee.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Mr. Aryeh (Arik) Dan and Mr. Jeff Dykan. Mr. Jeff Dykan serves as the chairman of the nominating and corporate governance committee. The nominating and corporate governance committee meets as circumstances require, and held one meeting and one informal discussion during the year ended December 31, 2021. Our Board has adopted a nominating and corporate governance committee charter that sets forth the responsibilities of the nominating and corporate governance committee, which include:

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

The nominating and corporate governance committee considers proposals from a number of sources, including recommendations for nominees from shareholders submitted upon written notice to the chairman of the nominating and corporate governance committee, c/o ReWalk Robotics Ltd., 3 Hatnufa Street, Floor 6, Yokneam Ilit 2069203, Israel. Other sources include referrals from other directors, members of management and the Company’s advisors. When considering a person to be recommended for nomination as a director, the nomination and governance committee evaluates, whether sourced by a shareholder or otherwise, among other factors, experience, accomplishments, education, skills, personal and professional integrity, diversity of the Board and the candidate’s ability to devote the necessary time for service as a director (including directorships and other positions held at other corporations and organizations).  The nominating and governance committee does not use different standards to evaluate nominees depending on whether they are proposed by our directors and management or by our shareholders.

The nominating and corporate governance committee has no specific policy on director diversity. However, the Board reviews diversity of viewpoints, background, experience, accomplishments, education and skills when evaluating nominees. The Board believes that such diversity is important because it provides varied perspectives and promotes active and constructive discussion among directors and between the Board and management, resulting in more effective oversight of management’s formulation and implementation of strategic initiatives. In addition, in the Board’s executive sessions and in annual performance evaluations conducted by the Board and its committees, the Board from time to time considers whether the Board’s composition promotes a constructive and collegial environment. In determining whether an incumbent director should stand for reelection, the nominating and corporate governance committee considers the above factors, as well as that director’s personal and professional integrity, attendance, preparedness, participation and candor and other relevant factors as determined by the Board. Additionally, under Israeli law, if at the time of election of a director, all of the members of the Board are of the same gender, the director to be elected must be of the other gender. Further, the recently adopted listing requirements of Nasdaq require each listed smaller reporting company to have, or explain why it does not have, at least two diverse directors on the board, including at least one diverse director who self-identifies as female. Nasdaq permits the second diverse director to include an individual who self-identifies as one or more of the following: female, LGBTQ+ or an underrepresented minority. Our current Board composition is in compliance with these requirements. Each term used above, and in the matrix below, has the meaning given to it in Nasdaq Listing Rule 5605(f). The Board believes its diversity is demonstrated in the range of experiences, qualifications and skills of the current members of the Board, as well as gender identities and ethnic backgrounds, reflected in the membership of Ms. Richner and Mr. Ichiki.

The matrix below provides certain highlights of the composition of our Board members based on self-identification.

Board Diversity Matrix (As of May 2, 2022)
Total Number of Directors	9
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	7	—	1
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	6	—	1
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	1

The charter of the nominating and corporate governance committee is available at http://ir.rewalk.com. Information contained on, or that can be accessed through, our website does not constitute a part of this Amendment No. 1 and is not incorporated by reference herein.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including our CEO, Chief Financial Officer (“CFO”), controller or principal accounting officer, or other persons performing similar functions, which fulfils applicable guidelines issued by the SEC. The full text of the Code of Business Conduct and Ethics is posted at http://ir.rewalk.com. Information contained on, or that can be accessed through, our website does not constitute a part of this Amendment No. 1 and is not incorporated by reference herein. We will also provide a hard copy of our Code of Business Conduct and Ethics free of charge upon written request to ReWalk Robotics, Ltd., 3 Hatnufa Street, Floor 6, Yokneam Ilit 2069203, Israel. If we make any amendment to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, from a provision of the code, we will disclose the nature of such amendment or waiver on our website within four business days to the extent required by the rules and regulations of the SEC. We granted no waivers under our Code of Business Conduct and Ethics in 2021.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own more than 10% of our outstanding ordinary shares  file with the SEC initial reports of ownership in our ordinary shares and reports of changes in ownership in our ordinary shares. Based solely on a review of reports filed during the fiscal year ended December 31, 2021 and certain of our internal records, we believe that all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners were satisfied on a timely basis, except for (i) one Form 4 filed late by Wayne B. Weisman on November 19, 2021 and (ii) one Form 4 filed late by Jeff Dykan on November 19, 2021, each of which was filed late due to administrative error.

ITEM 11. EXECUTIVE COMPENSATION

As a smaller reporting company, we have opted to comply with the executive compensation rules otherwise applicable to “smaller reporting companies,” as such term is defined in Rule 12b-2 under the Exchange Act.

This section provides certain compensation-related information for (1) all individuals who served as our CEO during any part of the year ended December 31, 2021 and (2) our two most highly compensated executive officers (other than our CEO) who were serving as executive officers as of December 31, 2021 (together, our “Named Executive Officers”).

Named Executive Officers

Our Named Executive Officers for the year ended December 31, 2021, which consists of our principal executive officer and our two other most highly compensated executive officers, are:

•	Larry Jasinski, our CEO;

•	Ori Gon, our former CFO; and

•	Jeannine Lynch, our Vice President of Market Access and Strategy.

Summary Compensation Table

The table below provides certain information concerning the compensation for services rendered to us during the years ended December 31, 2020 and December 31, 2021 by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan ($)(1)	Stock Awards ($)(2)		Option Awards ($)(2)	All Other Compensation ($)(3)		Total ($)
Larry Jasinski, Chief Executive Officer and Director(4)	2021	400,196	248,327	279,000	(5)	—	—		927,533
	2020	391,400	164,388	498,000	(6)	—	—		1,053,788
Ori Gon, Former Chief Financial Officer(7). (8)	2021	209,609	64,859	126,750	(9)	—	79,972	(10)	481,190
	2020	191,687	40,451	222,400	(11)	__	71,278	(12)	525,816
Jeannine Lynch, Vice President of Market Access and Strategy (13)	2021	107,897	98,560			—	—		381,457
				175,000	(14)

(1)	Represents one-time discretionary cash bonuses to each of the Named Executive Officers.
(2)
Amounts represent the aggregate grant date fair value of such awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The fair value of restricted stock units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant. The fair value of options awards was estimated at the date of grant using a Black-Scholes-Merton option pricing model with assumptions related to expected volatility, risk free rate, dividend yield, expected term (in years) and ReWalk share price.

(3)
Amounts reported in this column include benefits and perquisites, including those mandated by Israeli law.  Such benefits and perquisites include payments, contributions and/or allocations for social benefits and car expenses.

(4)	Mr. Jasinski does not receive any additional compensation for his services as a director. See “Director Compensation” above.
(5)
Consists of 150,000 RSUs that were granted under the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) to Mr. Jasinski on May 21, 2021, which vest ratably in four equal annual installments starting on the first anniversary of the grant date.

(6)
Consists of 300,000 RSUs that were granted under the 2014 Plan to Mr. Jasinski on June 18, 2020, which vest ratably in four equal annual installments starting on the first anniversary of the grant date.

(7)	Mr. Gon resigned as CFO, effective as of March 12, 2022.
(8)
The amounts set forth for Mr. Gon in the columns “Salary,” “Non-Equity Incentive Plan,” and “All Other Compensation” represent payments, contributions and/or allocations that were made in NIS, and have been translated to U.S. dollars according to the average exchange rate on the applicable period.

(9)	Consists of 75,000 RSUs that were granted under the 2014 Plan to Mr. Gon on June 30, 2021, which vest ratably in four equal annual installments starting on the first anniversary of the grant date.
(10)
Consists of $59,105 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $20,867 with respect to Mr. Gon’s personal use of a Company-leased car.

(11)
Consists of 150,000 RSUs that were granted under the 2014 Plan to Mr. Gon on July 2, 2020, which vest ratably in four equal annual installments starting on the first anniversary of the grant date, and 10,000 RSUs that were granted under the 2014 Plan to Mr. Gon on July 2, 2020, which vested immediately on the date of grant.

(12)
Consists of $54,350 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $16,928 with respect to Mr. Gon’s personal use of a Company-leased car.

(13)	Ms. Lynch joined the Company effective August 31, 2021.
(14)
Consists of 125,000 RSUs that were granted under the 2014 Plan to Ms. Lynch on August 31, 2021, which vest ratably in four equal annual installments starting on the first anniversary of the grant date.

Pursuant to regulations promulgated under the Israel Companies Law, we are required to disclose the total compensation earned during 2021 by our five most highly-compensated office holders (as defined in the Israel Companies Law). Three of such individuals are our Named Executive Officers, as defined above, and their respective total compensation for 2021 is set forth in the Summary Compensation Table. The other two individuals, and their respective total compensation for 2021, is as follows:

Name and Principal Position	Salary ($)	Non-Equity Incentive Plan ($)(1)	Stock Awards ($)(2)		Option Awards ($)(2)	All Other Compensation ($)(3)		Total ($)
Miri Pariente, Vice President of Operations, Regulatory and Quality(4)
	187,807	41,950	72,085	(5)	—	91,989	(6)	393,831
David Hexner, Vice President of Research and Development(4).
	144,124	32,626	12,675	(5)	—	67,299)	(6)	256,724

(1)	Represents one-time discretionary cash bonuses to each of the officers listed herein.
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

(4)
The amounts set forth for each of Ms. Pariente and Mr. Hexner in the columns “Salary,” “Non-Equity Incentive Plan,” and “All Other Compensation” represent payments, contributions and/or allocations that were made in NIS, and have been translated to U.S. dollars according to the average exchange rate on the applicable period.

(5)
Consists of 10,000 RSUs that were granted under the 2014 Plan to Ms. Pariente on January 1, 2021, which vest ratably in four equal annual installments starting on the first anniversary of the grant date, and 32,500 RSUs that were granted under the 2014 Plan to Ms. Pariente on June 30, 2021, which vest ratably in four equal annual installments starting on the first anniversary of the grant date., and

(6)
Consists of $55,217 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $36,772 with respect to Ms. Pariente’s personal use of a Company-leased car.

(7)	Consists of 7,500 RSUs that were granted under the 2014 Plan to Mr. Hexner on June 30, 2021, which vest ratably in four equal annual installments starting on the first anniversary of the grant date.
(8)
Consists of $44,508 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $22,791 with respect to Mr. Hexner’s personal use of a Company-leased car.

Employment Agreements of Named Executive Officers

Each of Larry Jasinski, our CEO, and Jeannine Lynch, our Vice President of Market Access and Strategy, previously entered into an employment agreement with our Subsidiary, and Ori Gon, our former CFO, previously entered into an employment agreement with us. These employment agreements set forth their respective terms of employment, which terms are generally applicable to all of our executives, covering matters such as vacation, health and other benefits. The following are descriptions of the material terms of our Named Executive Officers’ employment agreements.

Larry Jasinski

On January 17, 2011, we entered into an employment agreement with Mr. Jasinski, pursuant to which he has served as the CEO of the Company since February 12, 2012. The employment agreement provides for an annual base salary, subject to annual increases in the discretion of, the Company, and an annual performance bonus. In accordance with previous shareholder approvals, the annual base salary is currently $403,142. The annual performance bonus was originally set at up to 35% of annual base salary. In 2016, this was increased to an annual performance bonus of up to 60% of annual base salary for achieving 100% of targets (with adjustment upward or downward for performance exceeding or failing to meet such objectives, respectively). In 2020, this was increased to an annual performance bonus of up to 70% of annual base salary for achieving 100% of targets (with adjustment upward or downward for performance exceeding or failing to meet such objectives, respectively). In the event that Mr. Jasinski’s employment is terminated by the Company without cause (as defined in the employment agreement), or if Mr. Jasinski terminates his employment for “Good Reason” (as defined in the employment agreement), he will be entitled to certain severance payments and benefits, including: (i) a lump sum payment equal to 90 days of his base salary, (ii) an annual performance bonus (calculated based on the assumption that to the extent performance objectives were achieved in the six-month period preceding his termination, they will also be achieved in the six months following termination), (iii) reimbursement for any COBRA or other medical, dental and vision premiums for twelve months following his termination and (iv) continued participation for a period of twelve months in any employee and executive benefit programs in effect as of his termination and reimbursement for the premium or other fees associated with continuation in any insurance program available to the Company’s employees as a non-employee or in a comparable program if participation as a non-employee would be barred. The employment agreement further provides that if Mr. Jasinski’s employment is terminated without cause or by Mr. Jasinski for Good Reason, any unvested portion of the options which would have vested during the six months following such termination had Mr. Jasinski remained employed by the Company, will automatically vest. If Mr. Jasinski terminates his employment without Good Reason, he will be entitled to receive a pro-rated amount of his annual performance bonus as determined in good faith by the Board. Mr. Jasinski is not entitled to any severance if he is terminated by the Company for cause.

The employment agreement was amended in 2020 to provide that if a change of control occurs, and within one year following such change of control Mr. Jasinski is terminated without cause or he resigns for Good Reason, Mr. Jasinski will be entitled to severance of 18 months’ salary as well as an annual bonus (assuming achievement of 100% of milestones and targets set by the board of directors).

The employment agreement is governed by the laws of the State of Delaware and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for 12 months following termination of employment) and trade secrets and inventions clauses.

Ori Gon

On January 4, 2018, the Board appointed Mr. Ori Gon as CFO of the Company, effective February 22, 2018. On March 1, 2018, the Company entered into an amendment, effective as of the date of Mr. Gon’s appointment, to the employment agreement entered into on May 25, 2015, in connection with his previous employment by the Company. Pursuant to the terms of the amended employment agreement, Mr. Gon was entitled to (i) an annual base salary of NIS 642,720 (following annual increases) (approximately $194,763 based on the exchange rates as of March 16, 2021), subject to increases as may have been determined from time to time by the compensation committee of the Board, (ii) an annual performance bonus up to 25% of annual base salary, subject to the achievement of objectives as determined by the compensation committee of the Board, and (iii) use of a Company-provided car and related maintenance expenses (returnable to the Company upon termination of employment). Pursuant to the Amendment, effective February 22, 2018, Mr. Gon also received, under the Company’s 2014 Incentive Compensation Plan, (i) options to purchase 96,525 ordinary shares of the Company, at an exercise price of $1.15, one-fourth of which become vested and exercisable on the first anniversary of the date of the grant, with the remaining options vesting in twelve equal quarterly instalments thereafter, and (ii) RSUs for 17,857 ordinary shares, which vested in four equal annual installments starting on the first anniversary of the date of grant. Additionally, in 2020, (i) Mr. Gon’s annual performance bonus was amended to allow a bonus of up to 35% of his base salary and (ii) Mr. Gon was granted 10,000 additional RSUs. The terms of the options and the RSUs are materially consistent with the Company’s forms of option and RSU award agreements for employees and executive officers as previously filed with the SEC. The employment agreement was not for any specific term and could be terminated by either party at will upon three months’ prior written notice. Mr. Gon’s employment agreement is governed by the laws of the State of Israel and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for a period of 12 months and 24 months, respectively, following termination of employment) and trade secrets and inventions clauses.

Mr. Gon resigned from his position with the Company, effective as of March 12, 2022. In connection with his resignation, the compensation committee and Board approved a departure bonus to Mr. Ori Gon of a number of ordinary shares of the Company having a value equal to $50,000, payable in a single payment on June 30, 2022 and based on the average closing price of the Company’s ordinary shares on Nasdaq over the ninety-day period ending on such date, contingent on Mr. Gon’s providing satisfactory consulting services to the Company in connection with the transition to a new CFO or other finance department employee designated by the CEO. Mr. Gon may also be entitled to receive severance pay in such amounts as determined in accordance with the Israel Companies Law.

Jeannine Lynch

On July 22, 2021, the Board appointed Ms. Jeannine Lynch as Vice President of Market Access and Strategy of the Company, effective August 31, 2021. Pursuant to the terms of the employment agreement, Ms. Lynch is entitled to (i) an annual base salary of $320,000, subject to increases as may be determined from time to time by the compensation committee of the Board and (ii) an annual performance bonus up to 35% of annual base salary, subject to the achievement of objectives as determined by the compensation committee of the Board. Ms. Lynch also received, under the Company’s 2014 Incentive Compensation Plan, RSUs for 125,000 ordinary shares, which vested in four equal annual installments starting on the first anniversary of the date of grant. The employment agreement may be terminated by the Company upon prior written notice. In the event that Ms. Lynch’s employment is terminated for any reason other than for “cause” (as defined therein), the Company shall pay as severance pay or liquidated damages or both, monthly payments at the rate per annum of her salary and bonus (and the replacement cost of her benefits) at the time of such termination for a period from the date of such termination to the date which is six months after such termination. Ms. Lynch’s employment agreement is governed by the laws of the Commonwealth of Massachusetts and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for a period of 12 months following termination of employment) and trade secrets and inventions clauses.

2021 Non-Equity Incentive Plan

All employees who have bonus features in their employment agreements, including our Named Executive Officers, were eligible to participate in a non-equity incentive plan for fiscal year 2021, pursuant to which employees were eligible to receive a bonus with respect to their performance in such year. Each employee’s target was equal to a specified percentage of his or her base salary, and the actual bonus is paid based on the achievement of certain business and personal performance objectives for the 2021 fiscal year. Not all goals needed to be met for an employee participant to receive a portion of the bonus. The principal business performance objective under the non-equity incentive plan for 2021 was based on achieving specified financial goals or milestones as set forth in the Compensation Policy as approved by the Company’s shareholders. These objectives were allocated as 35% for revenue targets, 15% for product development and regulatory approval targets, 5% for market development targets, 10% for strategic targets and 15% for cash management targets. A personal performance objective, which is subjective in nature, made up the remaining 20%.

If the target was met in all categories of the business performance objective, 100% of the employee’s bonus was to be paid. If certain lower targets were met with respect to each of the different targets, 50% of the employee’s bonus was to be paid. If targets are exceeded in all categories of the business performance objective, 150% of the bonus was to be paid.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards as of December 31, 2021, for each Named Executive Officer:

			Option Awards				Stock Awards
Name	Grant Date(1)		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested(2)($)
Larry Jasinski	5/1/2012	(3)	6,619	—	32.93	5/1/2022
	5/10/2012	(4)	3,308	—	32.93	5/10/2022
	12/24/2013	(5)	5,641	—	37.14	12/24/2023
	6/27/2017	(6)	5,000		52.50	6/27/2027
	5/3/2018	(7)	7,655	1,094	26.88	5/3/2028
	3/27/2019	(8)	8,542	3,883	5.37	3/27/2029
	5/3/2018	(9)					438	539
	3/27/2019	(10)					1,243	1,529
	6/18/2020	(11)					225,000	276,250
	5/21/2021	(12)					150,000	184,500

Ori Gon	2/22/2018	(13)	3,619	242	28.75	2/22/2028
	5/3/2018	(7)	2,296	329	27.11	5/3/2028
	2/22/2018	(15)					179	220
	5/03/2018	(9)					132	162
	6/1/2019	(15)					1,500	1,845
	7/2/2020	(16)					112,500	138,375
	6/30/2021	(17)					75,000	92,250
Jeannine Lynch	8/31/2021	(18)					125,000	153,750

(1)	Represents grant dates of the stock option and RSU awards.
(2)
The amount listed in this column represents the product of the closing market price of the Company’s ordinary shares as of December 31, 2021 ($1.23) multiplied by the number of shares subject to the award.

(3)	Option awards became vested and exercisable a rate of 1/12th the original number of ordinary shares subject thereto on a quarterly basis commencing on May 1, 2012.
(4)	Option awards vested at a rate of 1/12th the original number of ordinary shares subject thereto on a quarterly basis commencing on May 10, 2012.
(5)	Option awards vested at a rate of 1/48th the original number of ordinary shares subject thereto on a quarterly basis commencing on January 23, 2014.
(6)
Option awards vested with respect to 1/4th of the original number of ordinary shares subject thereto on June 27, 2018 and vested thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on September 27, 2018.

(7)
Option awards vested with respect to 1/4th of the original number of ordinary shares subject thereto on May 3, 2019 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on August 3, 2019 and ending on May 3, 2022.

(8)
Option awards vested with respect to 1/4th of the original number of ordinary shares subject thereto on March 27, 2020 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on June 27, 2020 and ending on March 27, 2023.

(9)	RSUs vested with respect to 1/4th of the original number of shares on an annual basis commencing on May 3, 2019 and ending on May 3, 2022.
(10)	RSUs vested with respect to 1/4th of the original number of shares on an annual basis commencing on March 27, 2020 and ending on March 27, 2023.
(11)	RSUs vested with respect to 1/4th of the original number of shares on an annual basis commencing on June 18, 2021 and ending on June 18, 2024.
(12)	RSUs vested with respect to 1/4th of the original number of shares on an annual basis commencing on May 21, 2022 and ending on May 21, 2025.
(13)
Option awards vested with respect to 1/4th of the original number of ordinary shares subject thereto on February 22, 2019 and thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on May 22, 2019 and ending on May 22, 2022.

(14)
RSUs vested with respect to 1/4th of the original number of ordinary shares subject thereto on February 22, 2019 and vest thereafter at a rate of 1/16th of the original number of shares on a quarterly basis commencing on May 22, 2019 and ending on May 22, 2022.

(15)	RSUs vest with respect to 1/3rd of the original number of shares on an annual basis commencing on June 1, 2020 and ending on June 1, 2023.
(16)	RSUs vested with respect to 1/4th of the original number of shares on an annual basis commencing on July 2, 2021 and ending on July 2, 2024.
(17)	RSUs vested with respect to 1/4th of the original number of shares on an annual basis commencing on June 30, 2022 and ending on July 2, 2025.
(18)	RSUs vested with respect to 1/4th of the original number of shares on an annual basis commencing on August 31, 2022 and ending on August 31, 2025.

Equity Compensation Plans

2014 Equity Incentive Plan

 On August 19, 2014, we adopted the 2014 Plan, which was amended and restated on June 18, 2020, and May 19, 2021. The 2014 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, cash-based awards, other stock-based awards and dividend equivalents to our company’s and our affiliates’ respective employees, non-employee directors and consultants. The reserved pool of shares under the 2014 Plan includes, in addition to shares added to the pool, the number of shares available for issuance under our 2012 Equity Incentive Plan, our 2012 Israeli Sub Plan and our 2006 Stock Option Plan (collectively, the “Prior Plans”) as of the effective date of the 2014 Plan (in an amount not to exceed 5,124 shares). Generally, shares that are forfeited, cancelled, terminated or expire unexercised shall be available for issuance under new awards. Generally, any shares tendered or withheld under the 2014 Plan to pay the exercise price, purchase price of an award, or any withholding taxes shall not be available for issuance under new awards. Shares delivered pursuant to “substitute awards” (awards granted in assumption or substitution of awards granted by a company acquired by us) shall not reduce the shares available for issuance under the 2014 Plan. As of December 31, 2021, there were 1,652,073 ordinary shares subject to outstanding awards under the 2014 Plan, including options to purchase 61,832 ordinary shares and 1,356,284 ordinary shares underlying unvested RSUs, and 233,957 shares available for future grants.

The 2014 Plan is administered by the compensation committee which has authority in all matters related to the discharge of its responsibilities and the exercise of its authority under the plan. Awards under the 2014 Plan may be granted until ten years after the date on which the 2014 Plan was approved by our shareholders.

The terms of options granted under the 2014 Plan, including the exercise price, vesting provisions and the duration of an option, shall be determined by the compensation committee and set forth in an award agreement, provided, however, that no option shall vest within the one year anniversary of the date of the grant of such award, except that awards representing 5% of the Available Shares shall be permitted to vest within the one year anniversary of the date of the grant of such award. Except as provided in the applicable award agreement, or in the discretion of the compensation committee, an option may be exercised only to the extent that it is then exercisable and shall terminate immediately upon a termination of service of the grantee.

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

In the event of any dividend (excluding any ordinary dividend) or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, split-off, combination, repurchase or exchange of shares or similar event (including a change in control) that affects the ordinary shares, the compensation committee shall make any such adjustments in such manner as it may deem equitable, including, but not limited to, any or all of the following: (i) adjusting the number of shares available for grant under the 2014 Plan, (ii) adjusting the terms of outstanding awards, (iii) providing for a substitution or assumption of awards and (iv) cancelling awards in exchange for a payment in cash. In the event of a change of control (except as otherwise provided by in the applicable award agreement), each outstanding award shall be either (i) honored or assumed, or equivalent rights substituted therefor, by the new employer or (ii) all awards will terminate upon the change in control. In the event of such termination, options and stock appreciation rights with time-based vesting shall become fully exercisable as of the change of control and all other awards with time-based vesting, conditions or restrictions shall become fully vested and nonforfeitable as of the change of control and all awards with conditions and restrictions relating to the attainment of performance goals shall be deemed to vest and become nonforfeitable as of the change of control assuming the higher of (a) achievement of all relevant performance goals at the “target” level (prorated based upon the length of time within the performance period that elapsed prior to the change of control) or (b) actual achievement as of the date of such change of control.

2014 U.S. Sub Plan

The 2014 U.S. Sub Plan applies to grantees that are subject to U.S. federal income tax. The 2014 U.S. Sub Plan provides that options granted to the U.S. grantees will either be incentive stock options pursuant to Section 422 of the Internal Revenue Code or nonstatutory stock options. Options, other than certain incentive stock options described below, must have an exercise price not less than 100% of the fair market value of an underlying share on the date of grant. Incentive stock options that are not exercised within ten years from the grant date expire, provided that incentive stock options granted to a person holding more than 10% of our voting power will expire within five years from the date of the grant and must have an exercise price at least equal to 110% of the fair market value of an underlying share on the date of grant. The number of shares available under the 2014 Plan for grants of incentive stock options shall be the total number of shares available under the 2014 Plan subject to any limitations under the Internal Revenue Code and provided that shares delivered pursuant to “substitute awards” shall reduce the shares available for issuance of incentive stock options under the 2014 Plan. It is the intention that no award shall be deferred compensation subject to Section 409A of the Internal Revenue Code unless and to the extent that the compensation committee specifically determines otherwise. If the compensation committee determines an award will be subject to Section 409A of the Internal Revenue Code such awards shall be intended to comply in all respects with Section 409A of the Internal Revenue Code, and the 2014 Plan and the terms and conditions of such awards shall be interpreted and administered accordingly.

2012 Equity Incentive Plan

On March 30, 2012, we adopted our 2012 Equity Incentive Plan (the “2012 Plan”), which was approved by our shareholders on the same date. The 2012 Plan provides for the grant of options, restricted shares, RSUs, share appreciation rights, performance units, performance shares and other shares or cash awards to our company’s and our affiliates’ respective employees, directors and consultants. As of December 31, 2021, options to purchase 20,672 ordinary shares were outstanding under the 2012 Plan. The 2012 Plan was terminated on August 19, 2014, although option awards outstanding as of that date will continue in full force in accordance with the terms under which they were granted. In the event that any award shall for any reason expire or terminate without having been exercised or paid in full, the shares not acquired shall revert to the 2014 Plan and again become available for issuance. Following the termination of the 2012 Plan, awards may no longer be granted under the plan.

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

RSUs are awards covering a number of hypothetical units with respect to shares that are granted subject to such vesting and transfer restrictions and conditions of payment as the board or committee may determine. RSUs are payable in cash, shares of equivalent value or a combination thereof.

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

The U.S. Sub Plan contains provisions relating solely to participants located in California, which generally provide that in the event of termination of employment or services for reasons of disability or death, the participant, or in the case of death, his or her legal successor, may generally exercise options that have vested prior to termination within a period of six months from the date of disability or death (or the expiration of the term of the option, if earlier). If a participant’s employment or service is terminated for any other reason, the grantee may generally exercise his or her vested options within 30 days of the date of termination (or the expiration of the term of the option, if earlier).

Potential Payments Upon Termination or Change in Control

See “Executive Compensation — Employment Agreements.”

We have adopted, pursuant to shareholder approval, our Compensation Policy, which provides for certain benefits to our executive officers upon retirement or termination, whether or not in the event of a change in control. We may memorialize any of these benefits in arrangements we enter into with individual executive officers. Under the Compensation Policy, executive officers may be entitled to advance notice of termination of up to 12 months and to obtain up to 12 months of post-termination health insurance. In addition to receiving severance pay as required or facilitated under the local laws of the relevant jurisdiction, executive officers may have the right to receive up to 12 months of base salary (18 months in the case of the CEO), bonus and benefits, taking into account the period of the officer’s service or employment, his or her performance during employment and contribution to the Company’s targets and profits and the circumstances surrounding termination of his or her employment. These benefits are designed to attract and motivate highly skilled professionals to join our Company and to enable us in to retain key management.

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

Director Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our Board during the year ended December 31, 2021, other than Mr. Larry Jasinski, our CEO, who did not receive additional compensation for his services as director and whose compensation is set forth in the Summary Compensation Table found elsewhere in this Amendment No. 1.

Name	Fees Earned in Cash ($)		RSU Awards ($)		Total ($)
Jeff Dykan	63,872	(2)	25,832	(1)	89,704
Aryeh (Arik) Dan	65,081	(3)	25,832	(1)	90,913
Yohanan Engelhardt	68,677	(4)	25,832	(1)	94,509
Yasushi Ichiki	51,749	(5)	25,832	(1)	77,581
Dr. John William Poduska	69,069	(6)	25,832	(1)	94,901
Randel Richner	58,775	(7)	25,832	(1)	84,607
Wayne B. Weisman	67,071	(8)	25,832	(1)	92,903

(1)
Amounts represent the aggregate grant date fair value of an award of 13,888 RSUs issued under the 2014 Plan as an annual award to the applicable directors, computed in accordance with FASB ASC Topic 718. The fair value of RSUs granted is determined based on the price of the Company’s ordinary shares on the date of grant. All RSUs become vested and exercisable in four equal quarterly installments starting three months following the grant date. The valuation assumptions used in determining such amounts are described in Notes 2k and 8c to our consolidated financial statements included in our 2021 Annual Report.

(2)
Represents $25,836 earned by Mr. Dykan as an annual retainer for serving as our Chairman on the Board of Directors, a cash payment of $18,750 received in lieu of equity compensation (as discussed below), $7,978 for attending meetings of the Board of Directors, $9,834 for serving as a member of the mergers and acquisitions committee and $1,474 for serving as a member of the Company’s nomination and governance committee.

(3)
Represents $25,836 earned by Mr. Dan as an annual retainer for serving as a non-executive director on the Board of Directors, a cash payment of $18,750 received in lieu of equity compensation, $8,795 for attending meetings of the Board of Directors, $5,396 for serving as a member of the compensation committee, $4,830 for serving as a member of the mergers and acquisitions committee and $1,474 for serving as a member of the Company’s nomination and governance committee.

(4)
Represents $25,836 earned by Mr. Engelhardt as an annual retainer for serving as a non-executive director on the Board of Directors, a cash payment of $18,750 received in lieu of equity compensation, $9,360 for attending meetings of the Board of Directors, $4,107 for serving as the chairman of the audit committee, $9,834 for serving as a member of the mergers and acquisitions committee and $790 for serving as a member of the Company’s finance committee established for its securities offerings.

(5)
Represents $25,836 earned by Mr. Ichiki as an annual retainer for serving as a non-executive director on the Board of Directors, a cash payment of $18,750 received in lieu of equity compensation and $7,163 for attending meetings of the Board of Directors.

(6)
Represents $25,836 earned by Dr. Poduska as an annual retainer for serving as a non-executive director on the Board of Directors, a cash payment of $18,750 received in lieu of equity compensation, $9,360 for attending meetings of the Board of Directors, $4,107 for serving as a member of the audit committee, $5,396 for serving as the chairman of the compensation committee, $4,830 for serving as a member of the mergers and acquisitions committee and $790 for serving as a member of the Company’s finance committee established for its securities offerings.

(7)
Represents $25,836 earned by Ms. Richner as an annual retainer for serving as a non-executive director on the Board of Directors, a cash payment of $18,750 received in lieu of equity compensation, $9,360 for attending meetings of the Board of Directors and $4,829 for serving as a member of the mergers and acquisitions committee.

(8)
Represents $25,836 earned by Mr. Weisman as an annual retainer for serving as a non-executive director on the Board of Directors, a cash payment of $18,750 received in lieu of equity compensation, $8,544 for attending meetings of the Board of Directors, $4,107 for serving as a member of our audit committee and $9,834 for serving as a member of the mergers and acquisitions committee.

The aggregate number of ordinary shares subject to outstanding options and RSU awards for each of our non-employee directors as of December 31, 2021, is shown below. Information regarding Mr. Jasinski’s outstanding equity awards as of December 31, 2021, is set forth in the Outstanding Equity Awards Table found elsewhere in this Amendment No. 1.

Name	Number of Shares
Jeff Dykan	7,445	(1)
Aryeh (Arik) Dan	7,445
Yohanan Engelhardt	6,944
Yasushi Ichiki	7,445
Dr. John William Poduska	7,946
Randel Richner	6,944
Wayne B. Weisman	7,445	(2)

(1)	See “Security Ownership of Certain Beneficial Owners and Management” above for further information on Mr. Dykan’s holdings in our ordinary shares.
(2)	See “Security Ownership of Certain Beneficial Owners and Management” above for further information on Mr. Weisman’s holdings in our ordinary shares.

Cash compensation for our independent, non-employee directors’ services is governed by previous decisions of our compensation committee, Board and shareholders. Additionally, each independent, non-employee director currently receives upon his or her appointment RSUs to purchase ordinary shares, with such RSUs having a value based on the Black-Scholes model equal to $50,000 on the date of grant and an annual grant of RSUs to purchase ordinary shares, with such RSUs having a value based on the Black-Scholes model equal to $50,000 on the date of grant, all of which vest ratably in four equal quarterly installments starting three months from the date of grant with the vesting of such RSUs to be accelerated upon certain change of control events in accordance with the Company’s standard policy. At our 2020 annual general meeting, our shareholders approved an amendment to our Compensation Policy whereby all or a portion of our directors cash compensation may be paid in equity, at the discretion of our compensation committee in order to preserve the Company’s cash, and to provide that equity compensation of directors will be payable in the first instance in RSUs but such compensation may also be payable, at the discretion of our compensation committee, in cash, based on a formula to be determined and with such payment provisions as shall result in the equivalent effect of vesting of RSUs, in order to preserve the equity available for incentives.

In addition, each director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board or committees. Directors are also indemnified and insured by us for actions associated with being a director to the extent permitted under Israeli law. For further discussion, see “Item 13—Certain Relationships and Related Transactions and Director Independence—Agreements with Directors and Officers.” Further, none of our non-employee directors receive any benefits upon termination of their directorship positions. Our non-employee directors are eligible to receive awards under certain of our equity compensation plans described above under “Equity Compensation Plans.” The compensation committee reviews director compensation annually and makes recommendations to the Board with respect to compensation and benefits provided to the members of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 22, 2022, there were 62,508,517 ordinary shares outstanding, excluding ordinary shares issuable in connection with the exercise of outstanding warrants or outstanding options or upon the vesting of restricted stock units (“RSUs”). The voting rights of all shareholders are the same.

The following table sets forth certain information as of April 22, 2022 concerning the number of ordinary shares beneficially owned, directly or indirectly, by:

(1)	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding ordinary shares;

(2)	each of our directors and director nominees;

(3)	each of our Named Executive Officers (as defined under “Summary Compensation Table” below); and

(4)	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based on voting and investment power with respect to such shares. Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of April 22, 2022 and shares subject to RSUs that were vested as of or will vest within 60 days of April 22, 2022 are deemed to be outstanding and to be beneficially owned by the person holding such options, RSUs or warrants for the purpose of computing the percentage ownership of such person. However, such shares are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

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

	Ordinary Shares Beneficially Owned
Name	Number of Shares	Percentage
5%-or-More Beneficial Owners:
Lind Global Funds(1)	8,038,134	12.9%
Named Executive Officers and Directors:
Larry Jasinski(2)	174,583	*
Jeff Dykan(3)(4)	75,732	*
Yohanan Engelhardt(5)	30,585	*
Wayne B. Weisman(3)(6)	87,020	*
Aryeh (Arik) Dan(7)	31,145	*
Yasushi Ichiki(7)	31,146	*
Randel Richner(8)	41,385	*
Dr. John William Poduska(8)	31,647	*
Ori Gon(10)	58,471	*
Jeannine Lynch	-	-
Joseph Turk	-	-
All directors and executive officers as a group (11 persons)(11)	447,369	*

*	Ownership of less than 1%.
(1)
Based on a Form 4 filed on April 15, 2002, and a Schedule 13G/A filed on February 11, 2022, by Lind Global Fund II LP, Lind Global Partners II LLC, Lind Global Macro Fund LP, Lind Global Partners LLC (together, the “Lind Global Funds”) and Jeff Easton (together with the Lind Global Funds, the “Reporting Persons”), and includes, as of April 13, 2022, 8,018,134 ordinary shares, which consisted of (i) 7,319,134 ordinary shares and (ii) options to purchase 719,000 ordinary shares. The foregoing excludes warrants to purchase 1,731,351 ordinary shares, because each of the warrants includes a provision limiting the holder’s ability to exercise the warrants if such exercise would cause the holder to beneficially own greater than 9.99% of the ordinary shares then outstanding. Without such provisions, the Reporting Persons may have been deemed to have beneficial ownership of the ordinary shares underlying such warrants. Jeff Easton, the managing member of Lind Global Partners II LLC and Lind Global Partners LLC, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global Macro Fund, LP and Lind Global Fund II LP. The principal business address of the Reporting Persons is 44 Madison Avenue, Floor 41, New York, N.Y. 10022.

(2)	Consists of 135,949 ordinary shares, including 77,127 shares underlying RSUs vesting within 60 days, and exercisable options to purchase 38,634 ordinary shares.
(3)
Based on Section 13(d) and 16 filings made with the SEC, consists of 40,707 ordinary shares beneficially owned by SCP Vitalife Partners II, L.P., or SCP Vitalife Partners II, a limited partnership organized in the Cayman Islands, 13,596 ordinary shares beneficially owned by SCP Vitalife Partners (Israel) II, L.P., or SCP Vitalife Partners Israel II, a limited partnership organized in Israel, and 1,571 ordinary shares currently held by the Israel Innovation Authority (formerly known as the Office of the Chief Scientist of the State of Israel), or the IIA, that Vitalife Partners Overseas, Vitalife Partners Israel and Vitalife Partners DCM have the right to acquire from IIA. SCP Vitalife II Associates, L.P., or SCP Vitalife Associates, a limited partnership organized in the Cayman Islands, is the general partner of the SCP Vitalife Partners II and SCP Vitalife Partners Israel II, and SCP Vitalife II GP, Ltd., or SCP Vitalife GP, organized in the Cayman Islands, is the general partner of SCP Vitalife Associates. As such, SCP Vitalife GP may be deemed to beneficially own the 54,303 ordinary shares beneficially owned by SCP Vitalife Partners II and SCP Vitalife Israel Partners II. Jeff Dykan and Wayne B. Weisman are the directors of SCP Vitalife GP and, as such, share voting and dispositive power over the shares held by the foregoing entities. As such, they may be deemed to beneficially own 55,874 ordinary shares, consisting of the 54,303 ordinary shares beneficially owned by SCP Vitalife GP, as well as the ordinary shares beneficially owned by each of Vitalife Partners Overseas, Vitalife Partners Israel and Vitalife Partners DCM and held by IIA. The principal business address of SCP Vitalife Partners II, SCP Vitalife Associates, SCP Vitalife GP, and Messrs. Churchill and Weisman is c/o SCP Vitalife Partners II, L.P., 1200 Liberty Ridge Drive, Suite 300, Wayne, Pennsylvania 19087. The principal business address of SCP Vitalife Partners Israel II, Vitalife Partners Israel, Vitalife Partners Overseas, Vitalife Partners DCM, Mr. Dykan and Dr. Ludomirski is c/o SCP Vitalife Partners (Israel) II, L.P., 32B Habarzel Street, Ramat Hachayal, Tel Aviv 69710, Israel.

(4)	Consists of 19,357 ordinary shares, including 2,430 shares underlying RSUs vesting within 60 days, and exercisable options to purchase 501 ordinary shares.
(5)	Consists of 30,585 ordinary shares, including 3,472 shares underlying RSUs vesting within 60 days.
(6)	Consists of 30,645 ordinary shares, including 3,472 shares underlying RSUs vesting within 60 days, and exercisable options to purchase 501 ordinary shares.
(7)	Consists of 30,644 ordinary shares, including 3,472 shares underlying RSUs vesting within 60 days, and exercisable options to purchase 501 ordinary shares.
(8)	Consists of 41,385 ordinary shares, including 3,472 shares underlying RSUs vesting within 60 days.
(9)	Consists of 30,645 ordinary shares, including 3,472 shares underlying RSUs vesting within 60 days, and exercisable options to purchase 1,002 ordinary shares.
(10)	Consists of 52,150 ordinary shares and exercisable options to purchase 6,321 ordinary shares. Mr. Gon resigned as CFO, effective March 12, 2022.
(11)
Consists of (i) 305,340 ordinary shares directly or beneficially owned by our executive officers and our eight directors other than Mr. Jasinski; (ii) 41,640 ordinary shares constituting the cumulative aggregate number of options granted to the executive officers and directors; and (iii) 100,389 shares underlying RSUs vesting within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to our ordinary shares that may be issued under our equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)(2)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holders	1,418,116	$1.67	233,957
Equity compensation plans not approved by security holders	—	—	—
Total	1,418,116	$1.67	233,957

(1)
Represents shares issuable under our (i) 2014 Plan upon exercise of options outstanding to purchase 41,160 shares and upon the settlement of outstanding RSUs with respect to 1,356,284 shares, (ii) 2012 Equity Incentive Plan upon exercise of options outstanding to purchase 20,672 shares.

(2)	The weighted average remaining term for the expiration of stock options is 4.55 years.
(3)	Represents shares available for future issuance under our 2014 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein from Item 10 above as set forth under the caption “Director Independence.”

Certain Relationships and Related Transactions

See “Item 11. Executive Compensation —Employment Agreements of Named Executive Officers” for a description of employment agreements between us and the Named Executive Officers.

See “Corporate Governance — Approval of Related Party Transactions Under Israeli Law” for a discussion of our policies and procedures related to related party transactions and conflicts of interest.

We describe below transactions and series of similar transactions which are currently proposed or to which we have been or were a party since January 1, 2020, in which (a) the amount involved exceeds or exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and (b) any of our directors, executive officers, beneficial owners of more than 5% of our ordinary shares, or any affiliates or members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. Although we do not have a formal written policy as to the approval of related party transactions, all related party transactions for which disclosure would be required under Item 404 of Regulation S-K are approved based on procedures under Israeli law, as is duly memorialized in the minutes of the meetings of the Board and audit committee, as applicable.

Agreements with Affiliates of SCP Vitalife Partners and/or Yaskawa

Amended and Restated Shareholders’ Rights Agreement

On July 14, 2014, we entered into an Amended and Restated Shareholders’ Rights Agreement (the “Shareholders’ Rights Agreement”), with entities affiliated with SCP Vitalife Partners II, which are controlled by our directors Messrs. Dykan and Weisman, Yaskawa Electric Corporation (“Yaskawa”), where our directors Messrs. Ichiki and Dan are employed, and other entities and shareholders that are no longer related parties. The Shareholders’ Rights Agreement provided the shareholders party to it holding our ordinary shares with certain registration rights. All registration rights terminated in 2019 on the fifth anniversary of the closing of our IPO.

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

The Strategic Alliance Agreement also provides for the creation of a joint steering committee to meet quarterly to review, among other things, sales targets for our products by Yaskawa, opportunities for us to sell Yaskawa products, possibilities for quality improvements to our products by applying Yaskawa’s expertise and future research and development for our products. In the future, subject to any necessary regulatory clearance, we are entitled to market and sell certain of Yaskawa’s products currently under development, which consist of complementary products to ReWalk, in the United States and Europe. While the terms of any such arrangement, including with respect to any compensation we may receive, have not yet been agreed, we expect that any such compensation would take the form of a percentage discount off of each product’s list price or another customary arrangement. The term of the agreement is ten years, but it may be terminated by either party after seven years or upon 60 days’ notice in the event of an uncured default under the agreement.

On September 24, 2013, we and Yaskawa also entered into an Exclusive Distribution Agreement which provides that Yaskawa will be our exclusive distributor in Japan, China (including Hong Kong and Macau), Taiwan, South Korea, Singapore and Thailand. In addition, (i) if we desire to sell any exoskeleton products into any regional market in the Asian and Pacific regions (other than Australia, New Zealand or India), Yaskawa will have a right of first refusal to serve as distributor in those markets, subject to an agreement on minimum purchase requirements, and (ii) if we offer pricing to any other distributor better than what we offer Yaskawa, Yaskawa will be entitled to that pricing. The initial term of the Exclusive Distribution Agreement is ten years. Either party may terminate the agreement upon 90 days’ written notice after seven years or upon an event of default under the agreement or a bankruptcy event of the other party. Through December 30, 2018, Yaskawa had paid us an aggregate of approximately $1,077,000 pursuant to the exclusive distribution agreement, $303,000 of which was paid since January 1, 2017. In connection with the closing of the first tranche of the private placement of the Investment Agreement with Timwell Corporation Limited (“Timwell”), we entered into an amendment to this Exclusive Distribution Agreement to terminate the distribution rights granted to Yaskawa in China (including Hong Kong and Macau), and in return we agreed to pay Yaskawa an amount equal to 3% of the net revenues we receive between April 1, 2018 and December 31, 2023 from the sale in China of our spinal cord injury line, but not less than an aggregate amount of $75,000. On June 25, 2020 we delivered a written notice that we would terminate this agreement at the end of the seven year term, and such termination occurred on September 24, 2020.

Investment Agreement with Timwell

Mr. Chunlin Han was a member of our Board until April 7, 2020, serving as a designee of Timwell. Mr. Han’s father controls Timwell and Mr. Han’s parents indirectly control Timwell affiliate Realcan Ambrum.

On March 6, 2018, we entered into an investment agreement (the “Investment Agreement”) for a private placement of 640,000 ordinary shares to Timwell, a Hong Kong entity, in exchange for total aggregate proceeds of $20.0 million at a price of $31.25 per share, and a joint venture framework agreement (the “JV Framework Agreement”) for a related joint venture in China. For more information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Timwell Private Placement” in our 2021 Annual Report and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Timwell Private Placement” in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed with the SEC on November 10, 2020. Timwell agreed to make the investment in three separate tranches, consisting of $5.0 million for 160,000 shares in the first tranche, $10.0 million for 320,000 shares in the second tranche and $5.0 million for 160,000 shares in the third tranche. As a result of Timwell’s notification that it would not invest the second and third tranches under the Investment Agreement, on April 7, 2020, our Board removed Mr. Chunlin Han, Timwell’s designee, from the Board.

Transactions with Other Current and/or Former 5% Beneficial Owners

Since January 1, 2020, we entered into the following transactions with other shareholders who are currently 5% beneficial owners or who we believe beneficially owned at the time of such transactions or became as a result of such transactions more than 5% of our ordinary shares, based on a review of Schedule 13G filings made and Company records during such period.

Former 5% Beneficial Owners

On April 5, 2019, we sold to Intracoastal Capital, LLC and/or its affiliates (“Intracoastal”) 272,304 ordinary shares in a registered direct offering and warrants to purchase 136,152 ordinary shares with an exercise price of $5.14 per share in a concurrent private placement, at a sale price of $5.2025 per ordinary share and associated warrant.  On June 10, 2019, we sold to Intracoastal 333,334 ordinary shares in a registered direct offering and warrants to purchase 166,667 ordinary shares with an exercise price of $6.00 per share in a concurrent private placement, at a sale price of $6 per share and associated warrant. On February 10, 2020, in a follow-on public offering, we sold to Intracoastal 600,000 ordinary shares and common warrants to purchase 600,000 ordinary shares with an exercise price of $1.25 per common warrant, at a sale price of $1.25 per common unit. On July 1, 2020, we sold to Intracoastal 823,046 ordinary shares in a registered direct offering and warrants to purchase 411,523 ordinary shares with an exercise price of $1.76 per share in a concurrent private placement, at a sale price of $1.8225 per share and associated warrant.

On December 3, 2020, in a private placement, we sold to Intracoastal 871,840 ordinary shares and warrants to purchase 653,880 ordinary shares with an exercise price of $1.34 per share, at a sale price of $1.43375 per share and associated warrant. In connection with the December 3, 2020 private placement, we also entered into a registration rights agreements, dated December 3, 2020, with Intracoastal and other investors party thereto, pursuant to which we are required to prepare, file and maintain effectiveness with the SEC one or more registration statements to register for resale the ordinary shares issued outright and ordinary shares underlying the warrants, in each case, sold in such private placement, by December 18, 2020. The registration statement became effective on December 28, 2020.

On February 19, 2021, in a private placement, we sold to Intracoastal 819,112 ordinary shares and warrants to purchase 409,556 ordinary shares with an exercise price of $3.60 per share, at a sale price of $3.6625 per share and associated warrant. On September 27, 2021, in a registered direct offering, we sold to Intracoastal 2,457,004 ordinary shares and warrants to purchase 1,228,5802 ordinary shares with an exercise price of $2.00 per share, at a sale price of $2.035 per share and associated warrant.

We engaged in certain warrant exercise agreements and private placements, best efforts offerings and registered direct offerings of ordinary shares and/or warrants with a number of investors who we believe were 5% beneficial owners at the time of such transactions. These include Intracoastal, Anson Funds Management LP and/or its affiliates, Armistice Capital Master Fund Ltd. and its affiliates, CVI Investments, Inc. and its affiliates, and Sabby Volatility Warrant Master Fund, Ltd and its affiliates. For information regarding these transactions, see our Registration Statement on Form S-1 (File No. 333-254147), filed with the SEC on March 11, 2021, and our Registration Statement on Form S-3 (File No. 333-260382), filed with the SEC on October 20, 2021.

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

Options

Since our inception we have granted options to purchase our ordinary shares to our officers and certain of our directors. Such option agreements may contain acceleration provisions upon certain merger, acquisition, or change of control transactions. We describe our option plans above under “Equity Compensation Plan Information.”

Exculpation, Indemnification and Insurance

Our Articles of Association permit us to exculpate, indemnify and insure certain of our office holders to the fullest extent permitted by the Israel Companies Law. We have entered into indemnification agreements with our office holders, exculpating them from a breach of their duty of care to us to the fullest extent permitted by law and undertaking to indemnify them to the fullest extent permitted by law, subject to certain exceptions, including with respect to liabilities resulting from our IPO to the extent that these liabilities are not covered by insurance.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

The following table sets forth, for each of the years indicated, the fees expensed by Kost Forer Gabbay & Kasierer, our independent registered public accounting firm, in each such year.

	2020	2021
	($ in thousands)
Audit Fees(1)	$295	$275
Audit-Related Fees(2)	$10	$-
Tax Fees(3)	$17	$17
All Other Fees(4)	$3	$3
Total:	$325	$295

(1)
“Audit fees” include fees for services performed by our independent public accounting firm in connection with our annual audit for 2020 and 2021, fees related to the review of quarterly financial statements, fees related to our at-the-market equity offering program, follow-on offering of ordinary shares and follow-on offering of ordinary shares and warrants and fees for consultation concerning financial accounting and reporting standards.

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

Audit Committee’s Pre-Approval Policies and Procedures

The audit committee has adopted a pre-approval policy for the engagement of our independent accountant to perform certain audit and non-audit services. Pursuant to this policy, which is designed to ensure that such engagements do not impair the independence of our auditors, the audit committee pre-approves annually a catalog of specific audit and non-audit services in the categories of audit service, audit-related service and tax services that may be performed by our independent accountants.

All engagements by us of the auditors for 2020 and 2021 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits.

The exhibits listed in the Exhibit Index are filed, furnished, or incorporated by reference in this Amendment No. 1.

EXHIBIT INDEX

3.1	Fourth Amended and Restated Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2021).
4.1	Specimen share certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on August 20, 2014).
4.2
Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022).

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
10.1
Letter of Agreement, dated July 11, 2013, between the Company and Sanmina Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2021).*

10.2
Research Collaboration Agreement, dated May 16, 2016, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2021).*

10.3
License Agreement, dated May 16, 2016, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2021).*

10.4
Form of indemnification agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on August 20, 2014).**

10.5	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).**
10.6	2012 Israeli Equity Incentive Sub Plan (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).**
10.7	2012 U.S. Equity Incentive Sub Plan (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).**
10.8	2006 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).**
10.9	2014 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2020).**
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
23.1
Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global Limited (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022).

24.1	Power of Attorney (included on the signature page of the Original Form 10-K (File No. 001-36612) filed with the SEC on February 24, 2022).
24.2	Power of Attorney for Joseph Turk.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022).

32.2
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022).

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002 (furnished herewith).
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002 (furnished herewith).
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

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
Name: Larry Jasinski
Title: Chief Executive Officer

Date: May 2, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below on May 2, 2022.

Signature	Title

/s/ Larry Jasinski
Larry Jasinski	Director and Chief Executive Officer (Principal Executive Officer)

/s/ Almog Adar
Almog Adar	Director of Finance and Corporate Financial Controller (Principal Financial Officer and Principal Accounting Officer)

*
Jeff Dykan	Chairman of the Board

*
Dr. John William Poduska	Director

*
Yohanan Engelhardt	Director

*
Wayne B. Weisman	Director

*
Yasushi Ichiki	Director

*
Aryeh Dan	Director

*
Randel Richner	Director

*
Joseph Turk	Director

*By /s/ Larry Jasinski
Larry Jasinski, Attorney-in-fact