Form 10-Q
period 2022-03-31
ReWalk Robotics Ltd.
filed 2022-05-13
CIK 1607962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐  No ☒

As of May 13, 2022, the registrant had outstanding 62,509,872 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

Introduction and Where You Can Find Other Information

As used in this quarterly report on Form 10-Q (this “quarterly report”), the terms “ReWalk,” the “Company,” “RRL,” “we,” “us” and “our” refer to ReWalk Robotics Ltd. and its subsidiaries, unless the context clearly indicates otherwise. Our website is www.rewalk.com. Information contained in, or that can be accessed through, our website does not constitute a part of this quarterly report on Form 10-Q and is not incorporated by reference herein. We have included our website address in this quarterly report solely for informational purposes. Information that we furnish to or file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available on the SEC’s website at http://www.sec.gov.

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

•	our ability to gain and maintain regulatory approvals and to comply with any post-marketing requests
•	the risk of a cybersecurity attack or breach of our information technology systems significantly disrupting our business operations;
•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;
•	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;
•	our ability to use effectively the proceeds of our offerings of securities;
•	the risk of substantial dilution resulting from the periodic issuances of our ordinary shares;
•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company;
•	market and other conditions; and
•	other factors discussed in the “Risk Factors” section of our 2021 annual report on Form 10-K and in our subsequent reports filed with the SEC.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The statements are based on our beliefs, assumptions, and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance, or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements. In particular, you should consider the risks provided under “Part I, Item 1A. Risk Factors” of our 2021 annual report on Form 10-K, and in other reports subsequently filed by us with, or furnished to, the SEC.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$82,632	$88,337
Trade receivable, net	564	585
Prepaid expenses and other current assets	1,378	610
Inventories	3,232	2,989
Total current assets	87,806	92,521

LONG-TERM ASSETS

Restricted cash and other long-term assets	1,062	1,064
Operating lease right-of-use assets	823	881
Property and equipment, net	307	284
Total long-term assets	2,192	2,229
Total assets	$89,998	$94,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of operating leases	$638	$641
Trade payables	1,465	1,384
Employees and payroll accruals	677	1,142
Deferred revenues	323	316
Other current liabilities	517	555
Total current liabilities	3,620	4,038

LONG-TERM LIABILITIES
Deferred revenues	825	866
Non-current operating leases	330	418
Other long-term liabilities	37	45
Total long-term liabilities	1,192	1,329

Total liabilities	4,812	5,367

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 120,000,000 shares at March 31, 2022 and December 31, 2021; Issued and outstanding: 62,508,517 and 62,480,163 shares at March 31, 2022 and December 31, 2021, respectively	4,663	4,661
Additional paid-in capital	279,054	278,903
Accumulated deficit	(198,531)	(194,181)
Total shareholders’ equity	85,186	89,383
Total liabilities and shareholders’ equity	$89,998	$94,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$876	$1,316
Cost of revenues	611	609

Gross profit	265	707

Operating expenses:
Research and development	907	795
Sales and marketing	2,184	1,671
General and administrative	1,462	1,262

Total operating expenses	4,553	3,728

Operating loss	(4,288)	(3,021)
Financial expenses (income), net	24	(4)

Loss before income taxes	(4,312)	(3,017)
Taxes on income	38	45

Net loss	$(4,350)	$(3,062)

Net loss per ordinary share, basic and diluted	$(0.07)	$(0.08)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	62,493,496	36,187,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Ordinary Share		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	equity
Balance as of December 31, 2020	25,332,225	1,827	201,392	(181,445)	21,774
Share-based compensation to employees and non-employees	-	-	168	-	168
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	24,096	2	(2)	-	-
Issuance of ordinary shares in a private placement, net of issuance expenses in the amount of $3,679 (1)	10,921,502	832	35,489	-	36,321
Exercises of warrants (2)	9,814,754	724	13,094	-	13,818
Net loss	-	-	-	(3,062)	(3,062)
Balance as of March 31, 2021	46,092,577	3,385	250,141	(184,507)	69,019

Balance as of December 31, 2021	62,480,163	4,661	278,903	(194,181)	89,383
Share-based compensation to employees and non-employees	-	-	153	-	153
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	28,354	2	(2)	-	-
Net loss	-	-	-	(4,350)	(4,350)
Balance as of March 31, 2022	62,508,517	4,663	279,054	(198,531)	85,186

(1)	See Note 7.e. to the condensed consolidated financial statements.
(2)	See Note 7.c. to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows used in operating activities:
Net loss	$(4,350)	$(3,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53	70
Share-based compensation to employees and non-employees	153	168
Deferred taxes	1	-
Changes in assets and liabilities:
Trade receivables, net	21	186
Prepaid expenses, operating lease right-of-use assets and other assets	(706)	264
Inventories	(325)	49
Trade payables	81	(384)
Employees and payroll accruals	(465)	(290)
Deferred revenues	(34)	(14)
Operating lease liabilities and other liabilities	(137)	(160)
Net cash used in operating activities	(5,708)	(3,173)

Cash flows used in investing activities:
Purchase of property and equipment	(3)	(9)
Net cash used in investing activities	(3)	(9)

Cash flows from financing activities:
Issuance of ordinary shares in a private placement, net of issuance expenses paid in the amount of $3,582 (1)	-	36,418
Exercise of warrants (1)	-	13,818
Net cash provided by financing activities	-	50,236

Increase (decrease) in cash, cash equivalents, and restricted cash	(5,711)	47,054
Cash, cash equivalents, and restricted cash at beginning of period	89,050	21,054
Cash, cash equivalents, and restricted cash at end of period	$83,339	$68,108
Supplemental disclosures of non-cash flow information
Expenses related to offerings not yet paid (1)	$-	$97
Classification of inventory to property and equipment, net	$51	$-
Classification of inventory to other current assets	$54	$-
Classification of other current assets to property and equipment, net	$22	$16
Supplemental cash flow information:
Cash and cash equivalents	$82,632	$67,411
Restricted cash included in other long-term assets	707	697
Total Cash, cash equivalents, and restricted cash	$83,339	$68,108

(1)	See Note 7.e. to the condensed consolidated financial statements.
(2)	See Note 7.c. to the condensed consolidated financial statements.

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

 The Company is designing, developing, and commercializing robotic exoskeletons that allow individuals with mobility impairments or other medical conditions the ability to stand and walk once again. The Company has developed and is continuing to commercialize the ReWalk, an exoskeleton designed for individuals with paraplegia that uses its patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. The ReWalk system consists of a light wearable brace support suit which integrates motors at the joints, rechargeable batteries, an array of sensors and a computer-based control system to power knee and hip movement. Additionally, the Company developed and, in June 2019, started to commercialize the ReStore following receipt of European Union CE mark and United States Food and Drug Administration (“FDA”) clearance. The ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke. The Company markets and sells its products directly to institutions and individuals and through third-party distributors. The Company sells its products directly primarily in Germany and the United States, and primarily through distributors in other markets. In its direct markets, the Company has established relationships with rehabilitation centers and the spinal cord injury community, and in its indirect markets, the Company’s distributors maintain these relationships. RRI markets and sells products mainly in the United States. RRG markets and sells the Company’s products mainly in Germany and Europe.

 During the second quarter of 2020, the Company finalized two separate agreements to distribute additional product lines in the U.S. market. The Company is the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States and has distribution rights for the MYOLYN MyoCycle FES cycles to U.S. rehabilitation clinics and personal sales through the U.S. Department of Veterans Affairs (“VA”) hospitals. These new products have improved the Company’s product offering to clinics as well as patients within the VA as they both have similar clinician and patient profiles.

c.The worldwide spread of COVID-19 has resulted in a global economic slowdown and is expected to continue to disrupt general business operations until the disease is contained. This has had a negative impact on the Company’s sales and results of operations since the start of the pandemic, and the Company expects that it will continue to negatively affect its sales and results of operations; however, the Company is currently unable to predict the scale and duration of that impact. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update of its accounting estimates or judgments or revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from management’s estimates and judgments, and any such differences may be material to the Company’s financial statements.

d.As of March 31, 2022, the Company incurred a consolidated net loss of $4.4 million and has an accumulated deficit in the total amount of $198.5 million. The Company’s cash and cash equivalent as of March 31, 2022 totaled $82.6 million and the Company’s negative operating cash flow for the three months ended March 31, 2022 was $5.7 million. The Company has sufficient funds to support its operations for more than 12 months following the issuance date of its condensed consolidated unaudited financial statements for the three months ended March 31, 2022. The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the successful development and commercialization of its products and product candidates, and the achievement of a level of revenues adequate to support its cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to need to raise additional cash. the Company intends to fund future operations through cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources and will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

These financial statements and accompanying notes should be read in conjunction with the 2021 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021 filed with the SEC on February 24, 2022, as amended on May 2, 2022 (the “2021 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2021 included in the 2021 Form 10-K, unless otherwise stated.

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

Disaggregation of Revenues (in thousands)

	Three Months Ended March 31,
	2022	2021
Units placed	$778	$1,142
Spare parts and warranties	98	174
Total Revenues	$876	$1,316

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

Pursuant to two separate distribution agreements entered into during the second quarter of 2020, the Company now markets both the MediTouch and MyoCyle products (together the “Distributed Products”) in the United States for use at home or in a clinic.

Units placed includes revenue from sales of SCI Products, ReStore and the Distributed Products.

For units placed, the Company recognizes revenues when it transfers control and title has passed to the customer. Each unit placed is considered an independent, unbundled performance obligation. The Company generally does not grant a right of return for its products besides isolated cases where the Company assesses the likelihood of such event to occur based on the Company’s historical experience and estimates. The Company also offers a rent-to-purchase model in which the Company recognizes revenue ratably according to the agreed rental monthly fee.

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

The Distributed Products are sold with an assurance-type warranty that is covered by the vendor ranging from one year to ten years depending on the specific product and part.

Contract balances (in thousands)

	March 31,	December 31,
	2022	2021
Trade receivable, net (1)	$564	$585
Deferred revenues (1) (2)	$1,148	$1,182
(1)	Balance presented net of unrecognized revenues that were not yet collected.
(2)	During the three months ended March 31, 2022, $123 thousand of the December 31, 2021 deferred revenues balance was recognized as revenues.

Deferred revenue is comprised mainly of unearned revenue related to service type warranty but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

The Company’s unfilled performance obligations as of March 31, 2022 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $1,18 million, which is fulfilled over one to five years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

b.Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales. The below table reflects the concentration of credit risk for the Company’s current customers as of the quarter ended March 31, 2022, to which substantial sales were made:

	March 31,		December 31,
	2022		2021
Customer A	21%		*	)
Customer B	20%		*	)
Customer C	15%		*	)
Customer D	15%		*	)
Customer E	10%		*	)
Customer F	*	)	20%
Customer G	*	)	18%
Customer H	*	)	16%
Customer I	*	)	12%
Customer J	*	)	10%

*) Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of March 31, 2022 and December 31, 2021 trade receivables are presented net of allowance for doubtful accounts in the amount of $27 thousand and $42 thousand, respectively, and net of sales return reserve of $52 thousand and $43 thousand, respectively.

c.Warranty provision

The Company provided a two-year standard warranty for its products. In the beginning of 2018, our service policy for new devices sold includes five-year warranty. The Company determined that the first two years of warranty is an assurance-type warranty and records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2021	$112
Provision	67
Usage	(72)
Balance at March 31, 2022	$107

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.Basic and diluted net loss per ordinary share

Basic net loss per ordinary share is computed based on the weighted average number of ordinary shares outstanding during each year.

For the three months ended March 31, 2022, the total number of ordinary shares related to the outstanding warrants aggregated to 19,420,894, which were excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

e.New Accounting Pronouncements

Recently Implemented Accounting Pronouncement

i.	Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity.  Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature and a beneficial conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (“EPS”). ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

i.	Financial Instruments

In June 2016, FASB issued ASU 2016-13, Financial Instruments - –Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Topic 326 will be effective for the Company beginning on January 1, 2023. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Finished products	$2,695	$2,284
Raw materials	537	705
	$3,232	$2,989

In the three months ended March 31, 2022 and 2021, the Company wrote off inventory in the amount of $2 and $38 thousand, respectively. The write off inventory were recorded in cost of revenues.

NOTE 5:COMMITMENTS AND CONTINGENT LIABILITIES

a.Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of March 31, 2022, non-cancelable outstanding obligations amounted to approximately $1.5 million.

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

(ii)    RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2022 and 2025. A subset of the Company’s cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $23 thousand as of March 31, 2022.

The Company's future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company's condensed consolidated balance sheets as of March 31, 2022 are as follows (in thousands):

2022	$520
2023	523
2024	32
2025	4
Total lease payments	1,079
Less: imputed interest	(111)
Present value of future lease payments	968
Less: current maturities of operating leases	(638)
Non-current operating leases	$330
Weighted-average remaining lease term (in years)	1.62
Weighted-average discount rate	12.5%

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease expense under the Company’s operating leases was $179 thousand and $186 thousand for the three months ended March 31, 2022 and 2021, respectively.

c.Royalties:

The Company's research and development efforts are financed, in part, through funding from the Israel Innovation Authority (the "IIA") and the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD”). Since the Company's inception through March 31, 2022, the Company received funding from the IIA and BIRD in the total amount of $1.97 million and $500 thousand, respectively. Out of the $1.97 million in funding from the IIA, a total amount of $1.57 million were royalty-bearing grants (as of March 31, 2022, the Company paid royalties to the IIA in the total amount of $105 thousand), while a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company's initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received.

The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

Additionally, the Exclusive License Agreement between the Company and Harvard University’s Wyss Institute for Biologically Inspired Engineering ("Harvard") requires the Company to pay Harvard royalties on net sales. See note 6 below for more information about the Collaboration Agreement and the License Agreement.

Royalties expenses in cost of revenues were $3 and $0 thousand for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

d.Liens:

As part of the Company’s other long-term assets and restricted cash, an amount of $707 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.Legal Claims:

Occasionally, the Company is involved in various claims such as product liability claims, lawsuits, regulatory examinations, investigations, and other legal matters arising, for the most part, in the ordinary course of business. The outcome of any pending or threatened litigation and other legal matters is inherently uncertain, and it is possible that resolution of any such matters could result in losses material to the Company’s consolidated results of operations, liquidity, or financial condition. Except as otherwise disclosed herein, the Company is not currently party to any material litigation.

NOTE 6:RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

On May 16, 2016, the Company entered into a Research Collaboration Agreement (“Collaboration Agreement”) and an Exclusive License Agreement (“License Agreement”) with Harvard. The Research Collaboration Agreement was amended on May 1, 2017, and April 1, 2018 (as amended, the “Collaboration Agreement”), and the Exclusive License Agreement was amended on April 1, 2018 (as amended, the “License Agreement”), to extend the term of the Collaboration Agreement by one year to May 16, 2022 and reallocate the Company’s quarterly installment payments to Harvard through such date, and to make certain technical changes. On April 30, 2020, the Company and Harvard amended the Collaboration Agreement, which included certain adjustments to the quarterly installments and extended the term an additional three quarters until February 2023. On October 14, 2021, the Company and Harvard further amended the Collaboration Agreement, to make certain adjustments to the quarterly installments and technical changes and establish that the term of the Collaboration Agreement would conclude on March 31, 2022. As of March 31, 2022, the Collaboration Agreement has expired.

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

The License Agreement required the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of March 31, 2022, the Company achieved three of the milestones which represent all development milestones under the License Agreement. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company has recorded expenses in the amount of $10 thousand and $159 thousand as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three months ended March 31, 2022, and 2021, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7:SHAREHOLDERS’ EQUITY

a.Share option plans:

As of March 31, 2022, and December 31, 2021, the Company had reserved 379,763 and 233,957ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers, and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

There were no options granted during the three months ended March 31, 2022 and 2021.

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant.

A summary of employee share options activity during the three months ended March 31, 2022 is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the period	61,832	$38.34	4.55	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(165)	15.09	-	-
Options outstanding at the end of the period	61,667	$38.37	3.71	$-

Options exercisable at the end of the period	57,732	$40.32	3.50	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the three months ended March 31, 2022 and 2021.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employees and non-employees RSUs activity during the three months ended March 31, 2022 is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs at the beginning of the period	1,356,284	$1.61
Granted	55,000	1.12
Vested	(28,354)	2.04
Forfeited	(200,641)	1.53
Unvested RSUs at the end of the period	1,182,289	$1.59

The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2022, and 2021 was $1.12 and $1.32, respectively.

As of March 31, 2022, there were $1.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 2.7 years.

The number of options and RSUs outstanding as of March 31, 2022 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of March 31, 2022	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of March 31, 2022	Weighted average remaining contractual life (years) (1)
RSUs only	1,182,289	-	-	-
$5.37	12,425	6.99	9,318	6.99
$20.42 - $33.75	30,990	2.65	30,162	2.55
$37.14 - $38.75	8,946	1.73	8,946	1.73
$50 - $52.50	6,731	5.22	6,731	5.22
$182.5 - $524	2,575	3.60	2,575	3.60
	1,243,956	3.71	57,732	3.50

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.Share-based awards to non-employee consultants:

As of March 31, 2022, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable that were classified as equity as of March 31, 2022:

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

(1)

Represents warrants for ordinary shares issuable upon an exercise price of $7.50 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of March 31, 2022.

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

(18)	Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in February 2021.

(19)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s private placement offering in February 2021 (the “February 2021 Offering”).

(20)	Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in September 2021.

(21)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s September 2021 registered direct offering.

d.Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$3	$2
Research and development, net	16	(2)
Sales and marketing	51	45
General and administrative	83	123
Total	$153	$168

e.Equity raise:

   Follow-on offerings and warrants exercise:

On February 19, 2021, the Company entered into a purchase agreement with certain institutional and other accredited investors for the issuance and sale of 10,921,502 ordinary shares, par value NIS 0.25 per share at $3.6625 per ordinary share and warrants to purchase up to an aggregate of 5,460,751 ordinary shares with an exercise price of $3.6 per share, exercisable from February 19, 2021 until August 26, 2026.  Additionally, the Company issued warrants to purchase up to 655,290 ordinary shares, with an exercise price of $4.578125 per share, exercisable from February 19, 2021 until August 26, 2026, to certain representatives of H.C. Wainwright & Co., LLC (“H.C. Wainwright”) as compensation for its role as the placement agent in our February 2021 Offering.

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

As of March 31, 2022, a total of 9,814,754 previously issued warrants with exercise prices ranging from $1.25 to $1.79 have been exercised for total gross proceeds of approximately $13.8 million.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8:FINANCIAL EXPENSES (INCOME), NET

The components of financial expenses (income), net were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Foreign currency transactions and other	$15	$(14)
Bank commissions	9	10
	$24	$(4)

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

	Three Months Ended March 31,
	2022	2021
Revenues based on customer’s location:
United States	$220	$476
Europe	647	837
Asia-Pacific	8	2
Africa	1	1
Total revenues	$876	$1,316
	March 31,	December 31,
	2022	2021
Long-lived assets by geographic region (*):
Israel	$611	$629
United States	453	493
Germany	66	43
	$1,130	$1,165
(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Three Months Ended March 31,
	2022	2021
Major customer data as a percentage of total revenues:
Customer A	18%	* )
Customer B	14%	-
Customer C	13%	-
Customer D	11%	-
Customer E	10%	* )
Customer F	10%	-
Customer G	* )	15%
Customer H	-	10%
Customer I	-	10%

*)	Less than 10%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 24, 2022 and amended on May 2, 2022 (the “2021 Form 10-K”). In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements” above.

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

 First Quarter 2022 and Subsequent Period Business Highlights

•	Total revenue for the first quarter of 2022 was $0.9 million, compared to $1.3 million in the first quarter of 2021;

•

Placed on June 8th CMS agenda of the Biannual Healthcare Common Procedure Coding System (HCPCS) meeting that includes benefit category determination for the first time under the new DEMPOS rules.  This is based on previous interactions with CMS to determine ReWalk’s benefit category and payment status;

•	ReWalk has increased resources and presence in VA Polytrauma/TBI Care Systems as well as a process to expand training through the VA’s designated Community Based Outpatient Clinic network;

•	Strong cash position with $82.6 million as of March 31, 2022;

•	The Company’s operating expenses were $4.6 million in the first quarter of 2022, compared to $3.7 million in the first quarter of 2021;

•

In April 2022, the Company joined the Human Robot Interaction Consortium, part of the Israel Innovation Authority MAGNET incentive program, where it will collaborate with several universities to develop advanced technologies aimed at improving the human-exoskeleton interaction.

Evolving COVID-19 Pandemic

The impact of the COVID-19 pandemic has resulted in, and will likely continue to result in, significant disruptions to the global economy and the capital markets, as well as our business. A significant number of our global suppliers, vendors, distributors and manufacturing facilities are located in regions that have been affected by the pandemic. Those operations have been materially adversely affected by restrictive government and private enterprise measures implemented in response to the pandemic, which in turn, has negatively impacted our operations. Despite the distribution of COVID-19 vaccines, new and occasionally more virulent variants of the virus that causes COVID-19, including the Delta and Omicron variants, have emerged, and there is significant uncertainty as to how the countries in which we do business will continue to respond to such outbreaks, including whether there will be future partial or total shutdowns, which would adversely affect our business.

The COVID-19 pandemic has affected our ability to engage with our SCI Products, ReStore and Distributed Products existing customers, conduct trials of candidates, deliver ordered units or repair existing systems and provide training of our products to new patients who have largely remained at home due to local movement restrictions and to rehabilitation centers, which have temporarily shifted priorities and responses to pandemic-related medical equipment. In addition, staffing shortages within the healthcare system itself has resulted in a diminished demand for our SCI Products as the attention of healthcare workers and potential patients has turned elsewhere. As a result, our sales and results of operations have been adversely impacted. We believe that these adverse impacts may continue as long as the pandemic continues to impact our key markets, which are Germany and the United States, especially as long as our ability to conduct trials of product candidates is limited or if our existing customers can’t train with our SCI Products and as long as capital budgets for rehabilitation devices such as the ReStore remain reduced or on-hold. Additionally, some clinics, such as VA clinics, and many other healthcare facilities, are enforcing in-clinic restrictions that affect our ability to demonstrate our devices to patients or start training for qualified potential customers. We continue to monitor our sales pipeline on a day-to-day basis in order to assess the effect of these limitations as some have short term effects and others affect our future pipeline development. While our sole manufacturer, Sanmina Corporation, has not shut down its facilities during the COVID-19 pandemic, supply chain delays, component shortages have had a limited impact on our manufacturing and are also leading to price increases of specific parts. Other adverse impacts on our production capacity as a result of government directives or health protocols can occur. Moreover, the current limitations on our sales activities has made it difficult to effectively forecast our future requirements for systems. For more information, see “Part I, Item 1A. Risk Factors.” of our 2021 Form 10-K in addition to the “Risk Factors” section included below.

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

During the pandemic, we have implemented remote working procedures in the United States, Germany and Israel and are establishing in-office measures to contain the spread of COVID-19 according to local regulations. With the vaccination of most of our employees, we gradually returned to work from our offices during 2021 but are currently facing another disruption with the spread of the Omicron variant. Despite this current situation and the challenges it imposes, we have developed several methods to continue to engage with our current and prospective customers with some success through video conferencing, virtual training events, and online education demos to offer our support and showcase the value of our products.

Results of Operations for the Three Months Ended March 31, 2022 and March 31, 2021

Our operating results for the three months ended March 31, 2022, as compared to the same period in 2021, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended March 31,
	2022	2021
Revenues	$876	$1,316
Cost of revenues	611	609

Gross profit	265	707

Operating expenses:
Research and development	907	795
Sales and marketing	2,184	1,671
General and administrative	1,462	1,262

Total operating expenses	4,553	3,728

Operating loss	(4,288)	(3,021)
Financial expenses (income), net	24	(4)

Loss before income taxes	(4,312)	(3,017)
Taxes on income	38	45

Net loss	$(4,350)	$(3,062)

Net loss per ordinary share, basic and diluted	$(0.07)	$(0.08)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	62,493,496	36,187,789

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

Our revenues for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except unit amounts)
Personal unit revenues	$770	$1,308
Rehabilitation unit revenues	106	8

Revenues	$876	$1,316

Personal unit revenues consist of ReWalk Personal 6.0 and Distributed Products sale, rental, service and warranty revenue for home use.

Rehabilitation unit revenues consist of ReStore, Distributed Products and SCI Products sale, rental, service and warranty revenue to clinics, hospitals for treating patients with relevant medical conditions or medical academic centers.

Revenues decreased by $440 thousand, or 33%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease is due to lower number of ReWalk Personal 6.0 units sold in the United States and Germany.

In the future, we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the ReStore and other products to rehabilitation clinics and for personal use.

Gross Profit

Our gross profit for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Gross profit	$265	$707

Gross profit was 30% of revenue for the three months ended March 31, 2022 compared to 54% for the three months ended March 31, 2021. The decrease in gross profit for the three months ended March 31, 2022 was mainly driven by the lower volume of units sold and a decrease in our average selling price due to a change in sales mix.

We expect our gross profit to improve, assuming we increase our sales volumes, which could also decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we currently expect from ReStore and our Distributed Products as well as due to an increase in the cost of product parts, especially as long as COVID-19 pandemic is affecting the market.

Research and Development Expenses

Our research and development expenses, net, for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$907	$795

Research and development expenses, increased by $112 thousand, or 14%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase is attributable to increased consulting and subcontractors expenses.

We intend to focus our research and development expenses mainly on our current products maintenance and improvement as well as developing our “soft suit” exoskeleton for additional indications affecting the ability to walk or a home use design such as the ReBoot design.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Sales and marketing expenses	$2,184	$1,671

Sales and marketing expenses increased by $513 thousand, or 31%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was driven by higher employee and employee related expenses, travel and tradeshows activities.

In the near term our sales and marketing expenses are expected to be driven by our efforts to expand our reimbursement coverage of our ReWalk Personal device and to expand our current product commercialization.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	$1,462	$1,262

General and administrative expenses increased by $200 thousand, or 16%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was driven by increased personnel and personnel related expenses as well as professional services expenses.

Financial Expenses (Income), Net

Our financial expenses (income), net, for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Financial expenses (income), net	$24	$(4)

Financial expenses (income), net, increased by $28 thousand for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to exchange rate fluctuations.

Income Taxes

Our income tax for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Income taxes	$38	$45

Income taxes decreased by $7 thousand, or 16%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 mainly due to higher deferred income tax resulting from a decrease in deferred revenues.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, judgments and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our condensed financial statements and related disclosures. See Note 2 to our audited consolidated financial statements included in our 2021 Form 10-K for a description of the significant accounting policies that we used to prepare our consolidated financial statements.

There have been no material changes to our critical accounting policies or our critical judgments from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our 2021 Form 10-K, except for the updates provided in Note 3 of our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report.

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

As of March 31, 2022, we incurred a consolidated net loss of $4.4 million and have an accumulated deficit in the total amount of $198.5 million. Our cash and cash equivalent as of March 31, 2022, totaled $82.6 million and our negative operating cash flow for the three months ended March 31, 2022, was $5.7 million. We have sufficient funds to support our operation for more than 12 months following the issuance date of our condensed consolidated unaudited financial statements for the three months ended March 31, 2022.

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

Equity Raises

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital pursuant to our ATM Offering Program (as defined below) or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. At the time of filing our annual report for the year ended December 31, 2020, we were no longer subject to these limitations, because our public float had reached at least $75 million in the 60 days preceding the filing of that annual report. Likewise, because our public float was at least $75 million within the 60 days preceding the date of our 2021 Annual Report, we are not currently subject to these limitations. Our currently effective registration statement on Form S-3 expires on May 23, 2022. We have filed a new registration statement on Form S-3 to replace our expiring registration statement which has not yet been declared effective by the SEC. Assuming our new Form S-3 becomes effective and is available for our use during 2022, we will continue to not be subject to these limitations for the remainder of the 2022 fiscal year and until such time as we file our next annual report for the year ended December 31, 2022, at which time we will be required to re-test our status under these rules. If our public float subsequently drops below $75 million as of the filing of our next annual report on Form 10-K, or at the time we file a new Form S-3, we will become subject to these limitations again, until the date that our public float again reaches $75 million. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on our new registration statement on Form S-3, which will be available for our use once the registration statement has been declared effective by the SEC.

Equity Offerings and Warrant Exercises

On February 19, 2021, we entered into a purchase agreement with certain institutional and other accredited investors for the issuance and sale of 10,921,502 ordinary shares, par value NIS 0.25 per share at $3.6625 per ordinary share and warrants to purchase up to an aggregate of 5,460,751 ordinary shares with an exercise price of $3.6 per share, exercisable from February 19, 2021, until August 26, 2026. Additionally, we issued warrants to purchase up to 655,290 ordinary shares, with an exercise price of $4.578125 per share, exercisable from February 19, 2021, until August 26, 2026, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our February 2021 Offering.

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

As of March 31, 2022, a total of 9,814,754 previously issued warrants with exercise prices ranging from $1.25 to $1.79 have been exercised for total gross proceeds of approximately $13.8 million.

ATM Offering Program

On May 10, 2016, we entered into our Equity Distribution Agreement with Piper Jaffray, as amended on May 9, 2019, pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $25.0 million through Piper Jaffray acting as our agent (the “ATM Offering Program”). Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell on our behalf all of the ordinary shares requested to be sold by us, consistent with its normal trading and sales practices. Piper Jaffray may also act as principal in the sale of ordinary shares under the Equity Distribution Agreement. Such sales may be made under our Form S-3 in what may be deemed “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, directly on or through the Nasdaq Capital Market, to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement, (ii) the date that is three years after a new registration statement on Form S-3 goes effective, (iii) our becoming ineligible to use Form S-3 and (iv) termination of the Equity Distribution Agreement by the parties. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. We temporarily suspended use of the ATM Offering Program on February 20, 2019 to facilitate our February 2019 “best efforts” public offering. As of September 30, 2020, we had sold 302,092 ordinary shares under the ATM Offering Program for net proceeds to us of $14.5 million (after commissions, fees, and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $471 thousand and had incurred total expenses (including such commissions) of approximately $1.2 million in connection with the ATM Offering Program. No sales were made under the ATM Offering Program during the year ended December 31, 2021 or during the three months ended March 31, 2022.

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

Cash Flows for the Three Months Ended March 31, 2022 and March 31, 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(5,708)	$(3,173)
Net cash used in investing activities	(3)	(9)
Net cash provided by financing activities	-	50,236
Net cash flow	$(5,711)	$47,054

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $2.5 million or 80% primarily due to increased insurance prepaid expenses, increased inventory purchases, and higher business development costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2022 compared to $50.2 million for the three months ended March 31, 2021, was from the proceeds received through our February 2021 Offering and warrants exercises received during the first quarter of 2021.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of March 31, 2022.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$1,549	$1,549	$-
Collaboration Agreement and License Agreement obligations (2)	59	59	-
Operating lease obligations (3)	1,079	686	393
Total	$2,687	$2,294	$393

(1)
The Company depends on one contract manufacturer, Sanmina Corporation, for both the ReStore products and the SCI Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements

(2)
Our Collaboration Agreement with Harvard was originally for a term of five years, commencing in May 2016, and was subsequently amended in April 2018 to extend the term by one additional year. The Collaboration Agreement expired as of March 31, 2022. Under the Collaboration Agreement, we were required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. All product development milestones contemplated by the License Agreement have been met as of March 31, 2022; however, there are still outstanding commercialization milestones under the License Agreement that depend on us reaching certain sales amounts, some or all of which may not occur.

(3)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.176: $1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00: $1.109, both of which were the applicable exchange rates as of March 31, 2022.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first quarter of 2022. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2021 Form 10-K, except as described in Note 5 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2021 Form 10-K except as noted below:

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

In the E.U. we are subject to regulations and standards regulating the design, manufacture, clinical trials, labeling and adverse event (i.e., vigilance) reporting for medical devices. The Medical Devices Regulation (EU) 2017/745 (MDR) became fully applicable on May 26, 2021, repealing and replacing the pre-existing E.U. Medical Devices Directive 93/42/EEC. Devices that comply with the requirements of the MDR, subject to certain transitional provisions that allow continued compliance of certain products to the Directive until May 2024 at the latest, are entitled to bear the CE mark, indicating that the device conforms to the essential requirements of the MDR and, accordingly, can be commercially distributed throughout the European Economic Area (i.e., the E.U. Member States plus Norway, Iceland, and Lichtenstein). We comply with the E.U. requirements and have received the CE mark for all of our ReWalk systems including the ReStore device which are distributed in the E.U. As compared with the Directive, the MDR includes additional premarket and post-market requirements, as well as potential product reclassifications and more stringent commercialization requirements that could adversely affect our CE mark. Failure to comply with these new requirements could lead to substantial penalties, including fines, revocation or suspension of CE mark and criminal sanctions.

Following the introduction of a product, the governmental agencies will periodically review our manufacturing processes and quality controls, and we are under a continuing obligation to ensure that all applicable regulatory requirements continue to be met. The process of complying with the applicable good manufacturing practices, adverse event reporting and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing, or sale of our devices. In addition, if we fail to comply with applicable regulatory requirements, it could result in fines or delays of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation, as well as enforcement actions against us. For example, the FDA could request that we recall our ReWalk Personal 6.0 or ReStore device in case of product defects, or require us to conduct post-market surveillance studies. If we fail to recall the device and/or conduct requested postmarket surveillance studies to FDA’s satisfaction, we could be subject to FDA enforcement action.

In addition, governmental agencies may impose new requirements regarding registration or labeling that may require us to modify or re-register our products or otherwise impact our ability to market our products in those countries, such as the May 2021 Medical Device Regulation changes in the European Union. The process of complying with these governmental regulations can be costly and time consuming, and could delay or prevent the production, manufacturing, or sale of our products.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement dated December 10, 2019, by and between the Company and Almog Adar. ^
10.2	Separation Agreement, dated March 8, 2022, by and between the Company and Ori Gon.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________

*	Furnished herewith.

^	Portions of this exhibit (indicated by asterisks) have been omitted under rules of the SEC permitting the confidential treatment of select information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: May 13, 2022	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Almog Adar
Almog Adar
Director of Finance and Corporate Financial Controller
(Principal Financial and Principal Accounting Officer)