Form 10-Q
period 2022-06-30
ReWalk Robotics Ltd.
filed 2022-08-09
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐    No ☒

As of August, 9, 2022, the Registrant had outstanding 62,823,243 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$78,832	$88,337
Trade receivable, net	866	585
Prepaid expenses and other current assets	957	610
Inventories	3,098	2,989
Total current assets	83,753	92,521

LONG-TERM ASSETS

Restricted cash and other long-term assets	1,020	1,064
Operating lease right-of-use assets	744	881
Property and equipment, net	281	284
Total long-term assets	2,045	2,229
Total assets	$85,798	$94,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of operating leases	$610	$641
Trade payables	1,552	1,384
Employees and payroll accruals	965	1,142
Deferred revenues	335	316
Other current liabilities	337	555
Total current liabilities	3,799	4,038

LONG-TERM LIABILITIES
Deferred revenues	810	866
Non-current operating leases	207	418
Other long-term liabilities	69	45
Total long-term liabilities	1,086	1,329

Total liabilities	4,885	5,367

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 120,000,000 shares at June 30, 2022 and December 31, 2021; Issued and outstanding: 62,678,308 and 62,480,163 shares at June 30, 2022 and December 31, 2021, respectively	4,675	4,661
Additional paid-in capital	279,215	278,903
Accumulated deficit	(202,977)	(194,181)
Total shareholders’ equity	80,913	89,383
Total liabilities and shareholders’ equity	$85,798	$94,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$1,570	$1,436	$2,446	$2,752
Cost of revenues	824	709	1,435	1,318

Gross profit	746	727	1,011	1,434

Operating expenses:
Research and development, net	956	810	1,863	1,605
Sales and marketing	2,347	1,613	4,531	3,284
General and administrative	1,819	1,445	3,281	2,707

Total operating expenses	5,122	3,868	9,675	7,596

Operating loss	(4,376)	(3,141)	(8,664)	(6,162)
Financial expenses (income), net	44	(9)	68	(13)

Loss before income taxes	(4,420)	(3,132)	(8,732)	(6,149)
Taxes on income	26	9	64	54

Net loss	$(4,446)	$(3,141)	$(8,796)	$(6,203)

Net loss per ordinary share, basic and diluted	$(0.07)	$(0.07)	$(0.14)	$(0.15)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	62,544,467	46,123,222	62,519,063	41,210,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	equity
Balance as of April 1, 2021	46,092,577	3,385	250,141	(184,507)	69,019
Share-based compensation to employees and non-employees	-	-	200	-	200
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	108,475	9	(9)	-	-
Net loss	-	-	-	(3,141)	(3,141)
Balance as of June 30, 2021	46,201,052	3,394	250,332	(187,648)	66,078

Balance as of April 1, 2022	62,508,517	4,663	279,054	(198,531)	85,186
Share-based compensation to employees and non-employees	-	-	173	-	173
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	169,791	12	(12)	-	-
Net loss	-	-	-	(4,446)	(4,446)
Balance as of June 30, 2022	62,678,308	4,675	279,215	(202,977)	80,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	equity
Balance as of January 1, 2021	25,332,225	1,827	201,392	(181,445)	21,774
Share-based compensation to employees and non-employees	-	-	368	-	368
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	132,571	11	(11)	-	-
Issuance of ordinary shares in a private placement, net of issuance expenses in the amount of $3,679 (1)	10,921,502	832	35,489	-	36,321
Exercise of warrants (2)	9,814,754	724	13,094	-	13,818
Net loss	-	-	-	(6,203)	(6,203)
Balance as of June 30, 2021	46,201,052	3,394	250,332	(187,648)	66,078

Balance as of January 1, 2022	62,480,163	4,661	278,903	(194,181)	89,383
Share-based compensation to employees and non-employees	-	-	326	-	326
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	198,145	14	(14)	-	-
Net loss	-	-	-	(8,796)	(8,796)
Balance as of June 30, 2022	62,678,308	4,675	279,215	(202,977)	80,913

(1)	See Note 7e to the condensed consolidated financial statements.

(2)	See Note 7c to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(8,796)	$(6,203)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	110	141
Share-based compensation to employees and non-employees	326	368
Deferred taxes	(7)	(11)
Finance expense, net	164	-
Trade receivables, net	(281)	(95)
Prepaid expenses, operating lease right-of-use assets and other assets	(183)	85
Inventories	(228)	138
Trade payables	168	(285)
Employees and payroll accruals	(177)	(172)
Deferred revenues	(37)	(51)
Operating lease liabilities and other liabilities	(436)	(255)
Net cash used in operating activities	(9,377)	(6,340)

Cash flows used in investing activities:
Purchase of property and equipment	(18)	(11)
Net cash used in investing activities	(18)	(11)

Cash flows from financing activities:
Issuance of ordinary shares in a private placement, net of issuance expenses paid in the amount of $3,582 (1)	-	36,418
Exercise of pre-funded warrants and warrants (1) (2)	-	13,818
Net cash provided by financing activities	-	50,236

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(164)	-
Increase (decrease) in cash, cash equivalents, and restricted cash	(9,395)	43,885
Cash, cash equivalents, and restricted cash at beginning of period	89,050	21,054
Cash, cash equivalents, and restricted cash at end of period	$79,491	$64,939
Supplemental disclosures of non-cash flow information
Expenses related to offerings not yet paid (1)	$-	$97
Classification of other current assets to property and equipment, net	$22	$16
Classification of inventory to property and equipment, net	$67	$32
Classification of inventory to other current assets	$109	$26
Supplemental cash flow information:
Cash and cash equivalents	$78,832	$64,236
Restricted cash included in other long-term assets	659	703
Total Cash, cash equivalents, and restricted cash	$79,491	$64,939

(1)	See Note 7e to the condensed consolidated financial statements.

(2)	See Note 7c to the condensed consolidated financial statements.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.As of June 30, 2022, the Company incurred a consolidated net loss of $8.8 million and has an accumulated deficit in the total amount of $203.0 million. The Company’s cash and cash equivalent as of June 30, 2022 totaled $78.8 million and the Company’s negative operating cash flow for the six months ended June 30, 2022 was $9.4 million. The Company has sufficient funds to support its operations for more than 12 months following the issuance date of its condensed consolidated unaudited financial statements for the three and six months ended June 30, 2022. The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the successful development and commercialization of its products and product candidates, and the achievement of a level of revenues adequate to support its cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to need to raise additional cash. the Company intends to fund future operations through cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources and will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

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

Disaggregation of Revenues (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Units placed	$1,457	$1,313	$2,235	$2,455
Spare parts and warranties	113	123	211	297
Total Revenues	$1,570	$1,436	$2,446	$2,752

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract balances (in thousands)

	June 30,	December 31,
	2022	2021
Trade receivable, net (1)	$866	$585
Deferred revenues (1) (2)	$1,145	$1,182

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	During the six months ended June 30, 2022, $200 thousand of the December 31, 2021, deferred revenues balance was recognized as revenues.

Deferred revenue is comprised mainly of unearned revenue related to service type warranty but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

The Company’s unfilled performance obligations as of June 30, 2022, and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $1.2 million, which is fulfilled over one to five years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

b.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	June 30,		December 31,
	2022		2021
Customer A	17%		* )
Customer B	12%		* )
Customer C	12%		12%
Customer D	*	)	20%
Customer E	*	)	18%
Customer F	*	)	16%
Customer G	*	)	10%

*)	Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of June 30, 2022 and December 31, 2021, trade receivables are presented net of allowance for doubtful accounts in the amount of $26 thousand and $42 thousand, respectively, and net of sales return reserve of $52 thousand and $43 thousand, respectively.

c.	Warranty provision

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

US Dollars in thousands
Balance at December 31, 2021	$112
Provision	162
Usage	(169)
Balance at June 30, 2022	$105

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Basic and diluted net loss per ordinary share

Basic net loss per ordinary share is computed based on the weighted average number of ordinary shares outstanding during each year.

For the six months ended June 30, 2022, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 19,420,894, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

e.	New Accounting Pronouncements

Recently Implemented Accounting Pronouncements

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Finished products	$2,559	$2,284
Raw materials	539	705
	$3,098	$2,989

During the six months ended June 30, 2022, and 2021, the Company wrote off inventory in the amount of $16 and $58 thousand, respectively. The write off inventory were recorded in cost of revenue.

NOTE 5:COMMITMENTS AND CONTINGENT LIABILITIES

a.Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of June 30, 2022, non-cancelable outstanding obligations amounted to approximately $1.1 million.

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

(ii)RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2022 and 2025. A subset of the Company’s cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $23 thousand as of June 30, 2022.

The Company's future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company's condensed consolidated balance sheets as of June 30, 2022, are as follows (in thousands):

2022	$334
2023	514
2024	47
2025	7
Total lease payments	902
Less: imputed interest	(85)
Present value of future lease payments	817
Less: current maturities of operating leases	(610)
Non-current operating leases	$207
Weighted-average remaining lease term (in years)	1.46
Weighted-average discount rate	12.5%

Lease expense under the Company’s operating leases was $184 thousand and $178 thousand for the three months ended June 30, 2022, and 2021, respectively. For the six months ended June 30, 2022, and 2021, the lease expense was $363 thousand and $364 thousand, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (the “IIA”) and the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD”). During the three months ended June 30, 2022, the Company received $184 thousand from the IIA to fund its research and development efforts.

Since the Company’s inception through June 30, 2022, the Company received funding from the IIA and BIRD in the total amount of $2.15 million and $500 thousand, respectively. Out of the $2.15 million in funding from the IIA, a total amount of $1.57 million were royalty-bearing grants (as of June 30, 2022, the Company paid royalties to the IIA in the total amount of $105 thousand), a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which were converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while a total amount of $184 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received.

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

Royalties expenses in cost of revenue were $1 and $6 thousand for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, and 2021, the royalties expenses were $4 thousand and $6 thousand, respectively.

As of June 30, 2022, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

d.Liens:

As part of the Company’s other long-term assets and restricted cash, an amount of $659 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

On May 16, 2016, the Company entered into a Research Collaboration Agreement (“Collaboration Agreement”) and an Exclusive License Agreement (“License Agreement”) with Harvard. The Research Collaboration Agreement was amended on May 1, 2017, and April 1, 2018 (as amended, the “Collaboration Agreement”), and the Exclusive License Agreement was amended on April 1, 2018 (as amended, the “License Agreement”), to extend the term of the Collaboration Agreement by one year to May 16, 2022 and reallocate the Company’s quarterly installment payments to Harvard through such date, and to make certain technical changes. On April 30, 2020, the Company and Harvard amended the Collaboration Agreement, which included certain adjustments to the quarterly installments and extended the term an additional three quarters until February 2023. On October 14, 2021, the Company and Harvard further amended the Collaboration Agreement, to make certain adjustments to the quarterly installments and technical changes. The Collaboration Agreement concluded on March 31, 2022.

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

The License Agreement required the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of June 30, 2022, the Company achieved three of the milestones which represent all development milestones under the License Agreement. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company has recorded expenses in the amount of $24 thousand and $162 thousand as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three months ended June 30, 2022, and 2021, respectively. For the six months ended June 30, 2022, and 2021, the expense were $34 thousand and $320 thousand, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7: SHAREHOLDERS’ EQUITY

a.Share option plans:

As of June 30, 2022, and December 31, 2021, the Company had reserved 364,701 and 233,957 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company’s 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

There were no options granted during the six months ended June 30, 2022, and 2021.

A summary of employees and non-employees share options activity during the six months ended June 30, 2022, is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2021	61,832	$38.34	4.55	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(17,838)	31.13	-	-
Options outstanding as of June 30, 2022	43,994	$41.27	4.89	$-

Options exercisable as of June 30, 2022	41,638	$43.28	4.79	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period.

No options were exercised during the three months ended June 30, 2022 and 2021.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant.

RSUs generally vest over four years, with certain RSUs to non-employee directors vesting quarterly over one year. Any RSUs that is canceled before the vesting becomes available for future grants under the 2014 Plan.

A summary of employees and non-employees RSUs activity during the six months ended June 30, 2022, is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs as of January 1, 2022	1,356,284	$1.61
Granted	97,735	1.14
Vested	(198,145)	1.99
Forfeited	(210,641)	1.53
Unvested RSUs as of June 30, 2022	1,045,233	$1.51

The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2022, and 2021, was $1.14 and $1.75, respectively.

As of June 30, 2022, there were $1.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 2.5 years.

The number of options and RSUs outstanding as of June 30, 2022, is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of June 30, 2022	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of June 30, 2022	Weighted average remaining contractual life (years) (1)
RSUs only	1,045,233	-	-	-
$5.37	12,425	6.75	10,095	6.75
$20.42 - $33.75	13,317	5.71	13,291	5.71
$37.14 - $38.75	8,946	1.48	8,946	1.48
$50 - $52.5	6,731	4.97	6,731	4.97
$182.5 - $524.25	2,575	3.35	2,575	3.35
	1,089,227	4.89	41,638	4.79

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.Share-based awards to non-employee consultants:

As of June 30, 2022, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2022:

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

(1)

Represents warrants for ordinary shares issuable upon an exercise price of $7.50 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of June 30, 2022.

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

(18)	Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in February 2021.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(19)	Represents warrants that were issued to the placement agent as compensation for its role in Company’s private placement offering in February 2021.

(20)	Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in September 2021.

(21)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s September 2021 registered direct offering.

d.Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cost of revenues	$6	$4
Research and development	33	14
Sales and marketing	96	77
General and administrative	191	273
Total	$326	$368

e.Equity raise:

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2022, a total of 9,814,754 previously issued warrants with exercise prices ranging from $1.25 to $1.79 have been exercised for total gross proceeds of approximately $13.8 million.

NOTE 8:FINANCIAL EXPENSES (INCOME), NET

The components of financial expenses (income), net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency transactions and other	$39	$(14)	$54	$(28)
Bank commissions	5	5	14	15
	$44	$(9)	$68	$(13)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues based on customer’s location:
United States	$578	$654	$798	$1,130
Europe	888	726	1,535	1,563
Asia-Pacific	103	55	111	57
Africa	1	1	2	2
Total revenues	$1,570	$1,436	$2,446	$2,752

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30,	December 31,
	2022	2021
Long-lived assets by geographic region (*):
Israel	$580	$629
United States	375	493
Germany	70	43
	$1,025	$1,165

*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Six Months Ended June 30,
	2022	2021
Major customer data as a percentage of total revenues:
Customer A	20.4%	*	)
Customer B	11.7%	-

*)	Less than 10%.

NOTE 10: SUBSEQUENT EVENTS

In June 2022, the Company announced that its Board of Directors (the “Board”) had approved a program to repurchase up to $8.0 million of the Company’s ordinary shares, par value NIS 0.25 per share, subject to receipt of Israeli court approval. In July 2022, the Company announced that it had received approval from an Israeli court for the share repurchase program, valid through January 20, 2023.

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

In May 2021, the FDA granted breakthrough design designation to the ReWalk Personal stairs feature. In June 2022, we submitted a 510(k) application to the FDA for our ReWalk Personal exoskeleton system seeking clearance for the use of ReWalk Personal units on stairs and curbs in the United States, which is currently under review.

We have also developed and began commercializing our ReStore device in June 2019. ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke. During the second quarter of 2020 we finalized and moved to implement two separate agreements to distribute additional product lines in the U.S. market. We will be the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States and will also have distribution rights for the MYOLYN MyoCycle FES cycles to U.S. rehabilitation clinics and personal sales through U.S. Department of Veteran Affairs (“VA”) hospitals. These new products will improve our product offering to clinics as well as patients within the VA as they both have similar clinician and patient profile.

Our principal markets are the United States and Europe. In Europe, we have a direct sales operation in Germany and the United Kingdom and work with distribution partners in certain other major countries. We have offices in Marlborough, Massachusetts, Berlin, Germany and Yokneam, Israel, where we operate our business from.

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as the ReWalk Personal, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the VA issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of June 30, 2022, we had placed 30 units as part of the VA policy.

According to a 2017 report published by the Centers for Medicare and Medicaid Services (“CMS”), approximately 55% of the spinal cord injury population which are at least five years post their injury date are covered by CMS. In July 2020, a code was issued for ReWalk Personal 6.0 (effective October 1, 2020), which might later be followed by coverage policy of CMS. On June 8, 2022, CMS held its First Biannual Healthcare Common Procedure Coding System (HCPCS) public meeting to discuss several preliminary benefit and payment decisions under the new Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) rules. Included on the agenda was a discussion of the Medicare benefit category and payment determination for the ReWalk Personal 6.0.  No preliminary determination was made during the meeting, and we are currently awaiting further feedback from CMS, which we expect to receive during the second half of 2022.

Additionally, to date, several private insurers in the United States and Europe have provided reimbursement for ReWalk in certain cases. In Germany, we continue to make progress toward achieving ReWalk coverage from the various government, private and worker’s compensation payors. In September 2017, each of German insurer BARMER GEK (“Barmer”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), indicated that they will provide coverage to users who meet certain inclusion and exclusion criteria. In February 2018, the head office of German statutory health insurance (“SHI”), Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal 6.0 exoskeleton system in the German Medical Device Directory. This decision means that ReWalk will be listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. During the year 2020 we announced several new agreements with German SHIs such as TK and DAK Gesundheit and others as well as the first German Private Health Insurer (“PHI”) that have chosen to enter into an agreement that outlines the process of obtaining a device for eligible insured patient. We are currently working with several additional SHIs and PHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal 6.0 device for their beneficiaries within their system.

Second Quarter 2022 and Subsequent Period Business Highlights

●	Total revenue for the second quarter of 2022 was $1.6 million, compared to $1.4 million in the second quarter of 2021;
●	Strong cash position with $78.8 million as of June 30, 2022;
●	The Company’s operating expenses were $5.1 million in the second quarter of 2022, compared to $3.9 million in the second quarter of 2021;
●

In June 2022, the Company announced that its Board of Directors (the “Board”) had approved a program to repurchase up to $8.0 million of the Company’s ordinary shares, par value NIS 0.25 per share, subject to receipt of Israeli court approval. In July 2022, the Company announced that it had received approval from an Israeli court for the share repurchase program, valid through January 20, 2023. The process to begin repurchasing shares is underway;

●

On June 8th, the Company presented before CMS at its Healthcare Common Procedure Coding System (HCPCS) meeting, detailing why CMS should promptly assign the ReWalk Personal Prosthetic Exoskeleton to the “artificial leg” prosthetic benefit category. No preliminary determination was made during the meeting, and ReWalk is currently awaiting further feedback from CMS, which it expects to receive during the second half of 2022.

Evolving COVID-19 Pandemic

The impact of the COVID-19 pandemic has resulted in, and will likely continue to result in, significant disruptions to the global economy and the capital markets, as well as our business. A significant number of our global suppliers, vendors, distributors and manufacturing facilities are located in regions that have been affected by the pandemic. Those operations have been materially adversely affected by restrictive government and private enterprise measures implemented in response to the pandemic, which in turn, has negatively impacted our operations. Despite the distribution of COVID-19 vaccines, new and occasionally more virulent variants (including the BA.4 and BA.5 subvariants) of the virus that causes COVID-19, including the Delta and Omicron variants, have emerged, and there is significant uncertainty as to how the countries in which we do business will continue to respond to such outbreaks, including whether there will be future partial or total shutdowns, which would adversely affect our business.

Although we have seen the U.S. and German markets start to fully open for the first time since the pandemic started in early 2020, allowing us to restart market development and access programs, the COVID-19 pandemic has continued to affect our ability to engage with our SCI Products, ReStore and Distributed Products existing customers, conduct trials of product candidates, deliver ordered units or repair existing systems and provide training for our products to new patients, who have largely remained at home due to local movement restrictions, and to rehabilitation centers, which have temporarily shifted priorities and responses to pandemic-related medical equipment. In addition, staffing shortages within the healthcare system itself has resulted in a diminished demand for our SCI Products as the attention of healthcare workers and potential patients has turned elsewhere. As a result, our sales and results of operations have been adversely impacted. We believe that these adverse impacts may continue as long as the pandemic continues to impact our key markets, which are Germany and the United States, especially as long as our ability to conduct trials of product candidates is limited or if our existing customers can’t train with our SCI Products and as long as capital budgets for rehabilitation devices such as the ReStore remain reduced or on-hold. Additionally, some clinics, such as VA clinics, and many other healthcare facilities, have historically been enforcing in-clinic restrictions, which have to date affected our ability to demonstrate our devices to patients or start training for qualified potential customers; although we are starting to see this trend revert back to pre-pandemic levels. We continue to monitor our sales pipeline on a day-to-day basis in order to assess the effect of these limitations as some have short term effects and others affect our future pipeline development. While our sole manufacturer, Sanmina Corporation, has not shut down its facilities during the COVID-19 pandemic, supply chain delays, component shortages have had a limited impact on our manufacturing and are also leading to price increases of specific parts. Other adverse impacts on our production capacity as a result of government directives or health protocols can occur. Moreover, the current limitations on our sales activities has made it difficult to effectively forecast our future requirements for systems. For more information, see “Part I, Item 1A. Risk Factors.” of our 2021 Form 10-K in addition to the “Risk Factors” section included below.

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

Results of Operations for the Three and Six Months Ended June 30, 2022 and June 30, 2021

Our operating results for the three and six months ended June 30, 2022, as compared to the same periods in 2021, are presented below (in thousands, except share and per share data). The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$1,570	$1,436	$2,446	$2,752
Cost of revenues	824	709	1,435	1,318

Gross profit	746	727	1,011	1,434

Operating expenses:
Research and development, net	956	810	1,863	1,605
Sales and marketing	2,347	1,613	4,531	3,284
General and administrative	1,819	1,445	3,281	2,707

Total operating expenses	5,122	3,868	9,675	7,596

Operating loss	(4,376)	(3,141)	(8,664)	(6,162)
Financial expenses (income), net	44	(9)	68	(13)

Loss before income taxes	(4,420)	(3,132)	(8,732)	(6,149)
Taxes on income	26	9	64	54

Net loss	$(4,446)	$(3,141)	$(8,796)	$(6,203)

Net loss per ordinary share, basic and diluted	$(0.07)	$(0.07)	$(0.14)	$(0.15)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	62,544,467	46,123,222	62,519,063	41,210,527

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

Revenues

Our revenues for the three and six months ended June 30, 2022, and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal unit revenues	$1,245	$1,153	$2,015	$2,461
Rehabilitation unit revenues	325	283	431	291
Revenues	$1,570	$1,436	$2,446	$2,752

Personal unit revenues consist of ReWalk Personal 6.0 and Distributed Products sale, rental, service and warranty revenue for home use.

Rehabilitation unit revenues consist of ReStore, Distributed Products and SCI Products sale, rental, service and warranty revenue to clinics, hospitals for treating patients with relevant medical conditions.

Revenues increased by $134 thousand, or 9%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase is due to higher number of personal 6.0 units sold in Europe and higher number of distributed products sold in the United States.

Revenues decreased by $306 thousand, or 11%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The decrease was driven primarily by a lower number of personal 6.0 and rehabilitation units sold in the United States during Q1-22.

In the future we expect our growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the ReStore and other products to rehabilitation clinics and personal users.

Gross Profit

Our gross profit for the three and six months ended June 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit	$746	$727	$1,011	$1,434

Gross profit was 48% of revenue for the three months ended June 30, 2022, compared to 51% for the three months ended June 30, 2021. Gross profit was 41% of revenue for the six months ended June 30, 2022, compared to 52% for the six months ended June 30, 2021. The decrease in gross profit for the three months ended June 30, 2022, was mainly driven by higher freight and service-related expenses. The decrease in gross profit for the six months ended June 30, 2022, was mainly driven by a lower volume of units sold during Q1-22 and a decrease in average selling price due to a change in sales mix as well as higher freight and service-related expenses.

We expect our gross profit to improve, assuming we increase our sales volumes, which could also decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we currently expect from ReStore and our Distributed Products as well as due to an increase in the cost of product parts, especially as long as COVID-19 pandemic is affecting the market.

Research and Development Expenses, net

Our research and development expenses, net for the three and six months ended June 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses, net	$956	$810	$1,863	$1,605

Research and development expenses, net increased $146 thousand, or 18%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Research and development expenses increased $258 thousand, or 16%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase is attributable to increased personnel and personnel related expenses and subcontractors’ expenses offset partially with grant received from the IIA.

We intend to focus our research and development expenses mainly on our current products maintenance and improvement as well as developing our “soft suit” exoskeleton for additional indications affecting the ability to walk or a home use design such as the ReBoot design.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and six months ended June 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and marketing expenses	$2,347	$1,613	$4,531	$3,284

Sales and marketing expenses increased $734 thousand, or 46%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Sales and marketing expenses increased $1.2 million, or 38%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase for the three and six months ended June 30, 2022, was driven mainly by higher consulting expenses, tradeshows activities and personnel and personnel related expenses.

In the near term our sales and marketing expenses are expected to be driven by our efforts expand our reimbursement coverage of our ReWalk Personal device and to expand our current product commercialization.

General and Administrative Expenses

Our general and administrative expenses for the three and six months ended June 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$1,819	$1,445	$3,281	$2,707

General and administrative expenses increased $374 thousand, or 26%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. General and administrative expenses increased $574 thousand, or 21%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in the three and six months ended June 30, 2022, was mainly driven by increased professional services expenses due to the 2022 proxy process offset partially with a decrease in insurance costs.

Financial Expenses, Net

Our financial expenses, net, for the three and six months ended June 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Financial expenses (income), net	$44	$(9)	$68	$(13)

Financial expenses, net, increased by $53 thousand, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Financial expenses, net, increased by $81 thousand, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to exchange rate fluctuations.

Income Taxes

Our income taxes for the three and six months ended June 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Taxes on income	$26	$9	$64	$54

Taxes on income increased $17 thousand or 189% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Taxes on income increased $10 thousand or 19% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in the three and six months ended June 30, 2021, was mainly due to deferred taxes and timing differences in our subsidiaries.

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

During the six months ended June 30, 2022, we incurred a consolidated net loss of $8.8 million and as of June 30, 2022, we had an accumulated deficit of $203.0 million. Our cash and cash equivalents as of June 30, 2022, were $78.8 million and our negative operating cash flow for the six months ended June 30, 2022, was $9.4 million. We believe we have sufficient funds to support our operations for more than 12 months following the issuance date of our condensed consolidated unaudited financial statements for the three and six months ended June 30, 2022.

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

Equity Raises

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital pursuant to our ATM Offering Program (as defined below) or other public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. At the time of filing our annual report for the year ended December 31, 2020, we were no longer subject to these limitations, because our public float had reached at least $75 million in the 60 days preceding the filing of that annual report. Likewise, because our public float was at least $75 million within the 60 days preceding the date of our 2021 Annual Report, we are not currently subject to these limitations, and will continue to not be subject to these limitations for the remainder of the 2022 fiscal year and until such time as we file our next annual report for the year ended December 31, 2022, at which time we will be required to re-test our status under these rules. If our public float subsequently drops below $75 million as of the filing of our next annual report on Form 10-K, or at the time we file a new Form S-3, we will become subject to these limitations again, until the date that our public float again reaches $75 million. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on our new registration statement on Form S-3, which was declared effective by the SEC in May 2022.

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

As of June 30, 2022, a total of 9,814,754 previously issued warrants with exercise prices ranging from $1.25 to $1.79 have been exercised for total gross proceeds of approximately $13.8 million.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement, (ii) the date that is three years after a new registration statement on Form S-3 goes effective, (iii) our becoming ineligible to use Form S-3 and (iv) termination of the Equity Distribution Agreement by the parties. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. We temporarily suspended use of the ATM Offering Program on February 20, 2019 to facilitate our February 2019 “best efforts” public offering. As of September 30, 2020, we had sold 302,092 ordinary shares under the ATM Offering Program for net proceeds to us of $14.5 million (after commissions, fees, and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $471 thousand and had incurred total expenses (including such commissions) of approximately $1.2 million in connection with the ATM Offering Program. No sales were made under the ATM Offering Program during the year ended December 31, 2021 or during the six months ended June 30, 2022.

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

Share Repurchase Program

In June, 2022, we announced that our Board of Directors (our “Board”) had approved a program to repurchase up to $8.0 million of our ordinary shares, par value NIS 0.25 per share, subject to receipt of Israeli court approval. In July 2022, we announced that we had received approval from an Israeli court for the share repurchase program, valid through January 20, 2023.

Under the program, share repurchases may be made from time to time using a variety of methods, including open market transactions or in privately negotiated transactions. Such repurchases will be made in accordance with all applicable securities laws and regulations, including restrictions relating to volume, price and timing under applicable law, including Rule 10b-18 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of shares repurchased will be determined by our management, within guidelines to be established by the Board or a committee thereof, based on its ongoing evaluation of our capital needs, market conditions, the trading price of our ordinary shares, trading volume and other factors, subject to applicable law. For all or a portion of the authorized repurchase amount, we may enter into a plan compliant with Rule 10b5-1 under the Exchange Act that is designed to facilitate these repurchases.

The repurchase program does not require us to acquire a specific number of shares, and may be suspended or discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future, and any such share repurchases will be funded from available working capital.

Cash Flows for the Six Months Ended June 30, 2022 and June 30, 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(9,377)	$(6,340)
Net cash used in investing activities	(18)	(11)
Net cash provided by financing activities	-	50,236
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(164)	-
Net cash flow	$(9,559)	$(43,885)

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $3.04 million or 48% primarily due higher consulting and professional services expenses.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $50.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the proceeds received through our February 2021 Offering and warrants exercises received during the first quarter of 2021.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of June 30, 2022.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$1,147	$1,147	$-
Collaboration Agreement and License Agreement obligations (2)	75	75	-
Operating lease obligations (3)	902	656	246
Total	$2,124	$1,878	$246

(1)
The Company depends on one contract manufacturer, Sanmina, for both the ReStore products and the SCI Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.

(2)
Our Collaboration Agreement with Harvard was originally for a term of five years, commencing in May 2016, and was subsequently amended in April 2018 to extend the term by one additional year. The Collaboration Agreement expired as of March 31, 2022. Under the Collaboration Agreement, we were required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. All product development milestones contemplated by the License Agreement have been met as of June 30, 2022; however, there are still outstanding commercialization milestones under the License Agreement that depend on us reaching certain sales amounts, some or all of which may not occur.

(3)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.50:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 1.04 euro:$1:00, both of which were the applicable exchange rates as of June 30, 2022.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of June 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2022. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2021 Form 10-K, except as described in Note 5 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2021 Form 10-K, except as disclosed in our Quarterly Report on Form10-Q for the three months ended March 31, 2022.

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

ReWalk Robotics Ltd.

Date: August 9, 2022	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Almog Adar
Almog Adar
Director of Finance and
Corporate Financial Controller
(Principal Financial and Principal Accounting Officer)