Form 10-Q
period 2022-09-30
ReWalk Robotics Ltd.
filed 2022-11-07
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐    No ☒

As of November 6, 2022, the Registrant had outstanding 62,018,860 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

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
•
our ability to achieve reimbursement from third-party payors or advance Centers for Medicare & Medicaid Services (“CMS”) coverage for our products, including our ability to secure reimbursement, and generate sufficient revenue, from Medicare Administrative Contractors;

•	our ability to maintain compliance with the continued requirements of the Nasdaq Capital Market and the risk that our ordinary shares will be delisted if we do not comply with such requirements;
•	the adverse effect that the COVID-19 pandemic and other diseases has had and continues to have on our business and results of operations;
•	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;
•	our limited operating history and our ability to leverage our sales, marketing and training infrastructure;
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
•
market and other conditions, including the extent to which inflation or global instability may disrupt our business operations or our financial condition or the financial condition of our customers and suppliers; and

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74,027	$88,337
Trade receivable, net	447	585
Prepaid expenses and other current assets	1,091	610
Inventories	3,330	2,989
Total current assets	78,895	92,521

LONG-TERM ASSETS

Restricted cash and other long-term assets	1,001	1,064
Operating lease right-of-use assets	638	881
Property and equipment, net	237	284
Total long-term assets	1,876	2,229
Total assets	$80,771	$94,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of operating leases	$606	$641
Trade payables	1,908	1,384
Employees and payroll accruals	989	1,142
Deferred revenues	369	316
Other current liabilities	348	555
Total current liabilities	4,220	4,038

LONG-TERM LIABILITIES
Deferred revenues	808	866
Non-current operating leases	85	418
Other long-term liabilities	68	45
Total long-term liabilities	961	1,329

Total liabilities	5,181	5,367

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 120,000,000 shares at September 30, 2022 and December 31, 2021; Issued: 62,901,945 and 62,480,163 shares as of September 30, 2022 and December 31, 2021 respectively; Outstanding: 62,717,316 and 62,480,163 shares as of September 30, 2022 and December 31, 2021 respectively	4,678	4,661
Additional paid-in capital	279,519	278,903
Treasury Shares at cost, 184,629 ordinary shares	(170)	-
Accumulated deficit	(208,437)	(194,181)
Total shareholders’ equity	75,590	89,383
Total liabilities and shareholders’ equity	$80,771	$94,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$886	$1,972	$3,332	$4,724
Cost of revenues	665	832	2,100	2,150

Gross profit	221	1,140	1,232	2,574

Operating expenses:
Research and development, net	1,065	638	2,928	2,243
Sales and marketing	2,588	1,821	7,119	5,105
General and administrative	2,001	1,343	5,282	4,050

Total operating expenses	5,654	3,802	15,329	11,398

Operating loss	(5,433)	(2,662)	(14,097)	(8,824)
Financial expenses, net	1	27	69	14

Loss before income taxes	(5,434)	(2,689)	(14,166)	(8,838)
Taxes on income (tax benefit)	26	(14)	90	40

Net loss	$(5,460)	$(2,675)	$(14,256)	$(8,878)

Net loss per ordinary share, basic and diluted	$(0.09)	$(0.06)	$(0.23)	$(0.21)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	62,793,847	46,570,130	62,611,580	43,021,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number	Amount	capital	Stock	deficit	equity
Balance as of July 1, 2021	46,201,052	$3,394	$250,332	-	$(187,648)	$66,078
Share-based compensation to employees and non-employees	-	-	231	-	-	231
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	234,225	18	(18)	-	-	-
Issuance of ordinary shares in a “registered direct" offering, net of issuance expenses in the amount of $3,228 (1)	15,403,014	1,199	26,918	-	-	28,117
Exercise of pre-funded warrants and warrants (1) (2)	610,504	47	1,195	-	-	1,242
Net loss	-	-	-	-	(2,675)	(2,675)
Balance as of September 30, 2021	62,448,795	4,658	278,658	-	(190,323)	92,993

Balance as of July 1, 2022	62,678,308	4,675	279,215	-	(202,977)	80,913
Share-based compensation to employees and non-employees	-	-	320	-	-	320
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	223,637	16	(16)	-	-	-
Treasury Shares	(184,629)	(13)	-	(170)	-	(183)
Net loss	-	-	-	-	(5,460)	(5,460)
Balance as of September 30, 2022	62,717,316	4,678	279,519	(170)	(208,437)	75,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Share		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number	Amount	capital	Stock	deficit	equity
Balance as of December 31, 2020	25,332,225	1,827	201,392	-	(181,445)	21,774
Share-based compensation to employees and non-employees	-	-	599	-	-	599
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	366,796	29	(29)	-	-	-
Issuance of ordinary shares in a “best effort” offering, net of issuance expenses in the amount of $3,679 (1)	10,921,502	832	35,489	-	-	36,321
Issuance of ordinary shares in a “registered direct" offering, net of issuance expenses in the amount of $3,228 (1)	15,403,014	1,199	26,918	-	-	28,117
Exercise of pre-funded warrants and warrants (1) (2)	10,425,258	771	14,289	-	-	15,060
Net loss	-	-	-	-	(8,878)	(8,878)
Balance as of September 30, 2021	62,448,795	4,658	278,658	-	(190,323)	92,993

Balance as of December 31, 2021	62,480,163	4,661	278,903	-	(194,181)	89,383
Share-based compensation to employees and non-employees	-	-	646	-	-	646
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	421,782	30	(30)	-	-	-
Treasury Shares	(184,629)	(13)	-	(170)	-	(183)
Net loss	-	-	-	-	(14,256)	(14,256)
Balance as of September 30, 2022	62,717,316	4,678	279,519	(170)	(208,437)	75,590

(1)	See Note 7e to the condensed consolidated financial statements

(2)	See Note 7c to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(14,256)	$(8,878)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	161	210
Share-based compensation to employees and non-employees	646	599
Deferred taxes	2	(57)
Finance expense, net	182	-
Trade receivables, net	138	(591)
Prepaid expenses, operating lease right-of-use assets and other assets	(115)	320
Inventories	(550)	372
Trade payables	524	(624)
Employees and payroll accruals	(153)	20
Deferred revenues	(5)	8
Operating lease liabilities and other liabilities	(552)	(282)
Net cash used in operating activities	(13,978)	(8,903)

Cash flows used in investing activities:
Purchase of property and equipment	(25)	(28)
Net cash used in investing activities	(25)	(28)

Cash flows from financing activities:
Purchase of treasury shares	(183)	-
Issuance of ordinary shares in a private placement, net of issuance expenses paid in the amount of $3,679 (1)	-	36,321
Issuance of ordinary shares in a "registered direct" offerings, net of issuance expenses in the amount of $2,918 (1)	-	28,427
Exercise of pre-funded warrants and warrants (1) (2)	-	15,060
Net cash provided by (used in) financing activities	(183)	79,808

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(182)	-
Increase (decrease) in cash, cash equivalents, and restricted cash	(14,186)	70,877
Cash, cash equivalents, and restricted cash at beginning of period	89,050	21,054
Cash, cash equivalents, and restricted cash at end of period	$74,682	$91,931
Supplemental disclosures of non-cash flow information
“Registered direct” offerings issuance cost not yet paid (1)	$-	$310
Classification of other current assets to property and equipment, net	$22	$16
Classification of inventory to property and equipment, net	$67	$32
Classification of inventory to other current assets	$207	$72
Supplemental cash flow information:
Cash and cash equivalents	$74,027	$91,227
Restricted cash included in other long-term assets	655	704
Total Cash, cash equivalents, and restricted cash	$74,682	$91,931

(1)	See Note 7e to the condensed consolidated financial statements.

(2)	See Note 7c to the condensed consolidated financial statements.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.As of September 30, 2022, the Company incurred a consolidated net loss of $14.3 million and has an accumulated deficit in the total amount of $208.4 million. The Company’s cash and cash equivalent as of September 30, 2022 totaled $74.0 million and the Company’s negative operating cash flow for the nine months ended September 30, 2022 was $14.0 million. The Company has sufficient funds to support its operations for more than 12 months following the issuance date of its condensed consolidated unaudited financial statements for the three and nine months ended September 30, 2022. The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the successful development and commercialization of its products and product candidates, and the achievement of a level of revenues adequate to support its cost structure.  Until the Company achieves profitability or generates positive cash flows, it will continue to need to raise additional cash. The Company intends to fund future operations through cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, the Company may seek additional capital through arrangements with strategic partners or from other Sources and will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

NOTE 2:   UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

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

Disaggregation of Revenues (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Units placed	$751	$1,855	$2,986	$4,310
Spare parts, warranties and other	135	117	346	414
Total Revenues	$886	$1,972	$3,332	$4,724

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract balances (in thousands)

	September 30,	December 31,
	2022	2021
Trade receivable, net (1)	$447	$585
Deferred revenues (1) (2)	$1,177	$1,182

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	During the nine months ended September 30, 2022, $280 thousand of the December 31, 2021, deferred revenues balance was recognized as revenues.

Deferred revenue is comprised mainly of unearned revenue related to service type warranty but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

The Company’s unfilled performance obligations as of September 30, 2022, and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $1.1 million, which is fulfilled over one to five years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

b.	Concentrations of Credit Risks:

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	September 30,		December 31,
	2022		2021
Customer A	27%		12%
Customer B	27%		* )
Customer C	19%		* )
Customer D	18%		* )
Customer E	*	)	20%
Customer F	*	)	18%
Customer G	*	)	16%
Customer H	*	)	10%

*)	Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of September 30, 2022 and December 31, 2021, trade receivables are presented net of allowance for doubtful accounts in the amount of $26 thousand and $42 thousand, respectively, and net of sales return reserve of $52 thousand and $43 thousand, respectively.

c.	Warranty provision

For SCI Products the Company determined that the first two years of warranty is an assurance-type warranty. For the ReStore device, the Company determined that the two years warranty is an assurance-type warranty. For Distributed Products the Company determined they are offered with an assurance-type warranty ranging from one year to ten years depending on the specific product and part. For assurance-type warranty the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2021	$112
Provision	245
Usage	(265)
Balance at September 30, 2022	$92

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Basic and diluted net loss per ordinary share

Basic net loss per ordinary share is computed based on the weighted average number of ordinary shares outstanding during each Period.

For the three and nine months ended September 30, 2022, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 19,420,894, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

e.	Treasury stock

The Company has repurchased its ordinary shares from time to time in the open market and holds such repurchased shares as treasury stock. The Company presents the cost to repurchase treasury stock as a reduction of shareholders’ equity.

f.	New Accounting Pronouncements

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - –Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Topic 326 will be effective for the Company beginning on January 1, 2023. The Company is currently evaluating the impact of this new standard on its consolidated financial statements. The Company expects that this guidance will not have a significant impact on the Company’s consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:   INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Finished products	$2,807	$2,284
Raw materials	523	705
	$3,330	$2,989

During the nine months ended September 30, 2022, and 2021, the Company wrote off inventory in the amount of $32 and $ 65 thousand, respectively. The write off inventory were recorded in cost of revenue.

NOTE 5:   COMMITMENTS AND CONTINGENT LIABILITIES

a.Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of September 30, 2022, non-cancelable outstanding obligations amounted to approximately $1.6 million.

b.Operating lease commitment:

(i)The Company operates from leased facilities in Israel, the United States, and Germany. These leases in Israel and United States will expire in 2023 while the operating lease in Germany is renewed every month.  A portion of the Company’s facilities leases is generally subject to annual changes in the Consumer Price Index (the “CPI”). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2022 and 2025. A subset of the Company’s cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $18 thousand as of September 30, 2022.

The Company's future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company's condensed consolidated balance sheets as of September 30, 2022, are as follows (in thousands):

2022	$165
2023	520
2024	57
2025	14
Total lease payments	756
Less: imputed interest	(65)
Present value of future lease payments	691
Less: current maturities of operating leases	(606)
Non-current operating leases	$85
Weighted-average remaining lease term (in years)	1.51
Weighted-average discount rate	12.5%

Lease expense under the Company’s operating leases was $175 thousand and $179 thousand for the three months ended September 30, 2022, and 2021, respectively. For the nine months ended September 30, 2022, and 2021, the lease expense was $538 thousand and $543 thousand, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (the “IIA”) and the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD”). During the three and nine months that ended September 30, 2022, the Company received $23 thousand and $207 thousand respectively from the IIA to fund its research and development efforts.

Since the Company’s inception through September 30, 2022, the Company received funding from the IIA and BIRD in the total amount of $2.35 million and $500 thousand, respectively. Out of the $2.35 million in funding from the IIA, a total amount of $1.57 million were royalty-bearing grants (as of September 30, 2022, the Company paid royalties to the IIA in the total amount of $110 thousand), a total amount of $400 thousand was received in consideration of 209 convertible preferred A shares, which were converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while a total amount of $208 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received.

The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

Additionally, the Exclusive License Agreement between the Company and Harvard University’s Wyss Institute for Biologically Inspired Engineering “"Harvard”") requires the Company to pay Harvard royalties on net sales. See note 6 below for more information about the Collaboration Agreement and the License Agreement.

Royalties expenses in cost of revenue were $3 and $2 thousand for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, and 2021, the royalties expenses were $7 thousand and $8 thousand, respectively.

As of September 30, 2022, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

d.Liens:

As part of the Company’s other long-term assets and restricted cash, an amount of $655 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

The License Agreement required the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of September 30, 2022, the Company achieved three of the milestones which represent all development milestones under the License Agreement. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company has recorded expenses in the amount of $26 thousand and $14 thousand as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three months ended September 30, 2022, and 2021, respectively. For the nine months ended September 30, 2022, and 2021, the expense were $60 thousand and $334 thousand, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7:   SHAREHOLDERS’ EQUITY

a.Share option plans:

As of September 30, 2022, and December 31, 2021, the Company had reserved 2,934,679 and 233,957 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers and consultants pursuant to equity awards granted under the Company’s 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

There were no options granted during the nine months ended September 30, 2022, and 2021.

A summary of employees and non-employees share options activity during the nine months ended September 30, 2022, is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2021	61,832	$38.34	4.55	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(17,838)	31.13	-	-
Options outstanding as of September 30, 2022	43,994	$41.27	4.64	$-

Options exercisable as of September 30, 2022	42,440	$42.58	4.57	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period.

No options were exercised during the three and nine months that ended September 30, 2022, and 2021.

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

A summary of employees and non-employees RSUs activity during the nine months ended September 30, 2022, is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs as of January 1, 2022	1,356,284	$1.61
Granted	2,152,757	1.00
Vested	(421,782)	1.65
Forfeited	(210,641)	1.53
Unvested RSUs as of September 30, 2022	2,876,618	$1.15

The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2022, and 2021, was $1.00 and $1.69, respectively.

As of September 30, 2022, there were $3.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s 2014 Plan. This cost is expected to be recognized over a period of approximately 2.9 years.

The number of options and RSUs outstanding as of September 30, 2022, is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of September 30, 2022	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of September 30, 2022	Weighted average remaining contractual life (years) (1)
RSUs only	2,876,618	-	-	-
$5.37	12,425	6.49	10,871	6.49
$20.42 - $33.75	13,317	5.46	13,317	5.46
$37.14 - $38.75	8,946	1.23	8,946	1.23
$50 - $52.5	6,731	4.72	6,731	4.72
$182.5 - $524.25	2,575	3.10	2,575	3.10
	2,920,612	4.64	42,440	4.57

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.Share-based awards to non-employee consultants:

The Company granted 47,522 fully vested RSUs on June 30, 2022, to a non-employee consultant. As of September 30, 2022, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2022:

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

(1)

Represents warrants for ordinary shares issuable upon an exercise price of $7.50 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited, or Kreos, in connection with a loan made by Kreos to us and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all the assets or shares of us to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of September 30, 2022.

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

(11)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s June 2019 registered direct offering and concurrent private placement of warrants

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

d.Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cost of revenues	$10	$7
Research and development	60	34
Sales and marketing	167	120
General and administrative	409	438
Total	$646	$599

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

As of September, 30, 2022, a total of 9,814,754 previously issued warrants with exercise prices ranging from $1.25 to $1.79 have been exercised for total gross proceeds of approximately $13.8 million.

f.         Treasury stock:

On June 2, 2022, the Company’s Board of Directors approved a share repurchase program to repurchase up to $8 million of its Ordinary Shares, par value NIS 0.25 per share. On July 21, 2022, the Company received approval from an Israeli court for the share repurchase program, valid through January 20, 2023.

As of September 30, 2022, pursuant to the Company’s share repurchase program, the Company had repurchased a total of 184,629 of its outstanding ordinary shares at a total cost of $183,540.

As to ordinary shares repurchased after September 30, 2022, see Note 10.

NOTE 8:   FINANCIAL EXPENSES (INCOME), NET

The components of financial expenses (income), net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency transactions and other	$1	$22	$50	$(6)
Bank commissions	-	5	19	20
	$1	$27	$69	$14

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues based on customer’s location:
United States	$395	$821	$1,193	$1,951
Europe	488	1,148	2,023	2,711
Asia-Pacific	2	1	113	58
Africa	1	2	3	4
Total revenues	$886	$1,972	$3,332	$4,724

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30,	December 31,
	2022	2021
Long-lived assets by geographic region (*):
Israel	$515	$629
United States	303	493
Germany	57	43
	$875	$1,165

*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Nine Months Ended September 30,
	2022		2021
Major customer data as a percentage of total revenues:
Customer A	21.8%		*	)
Customer B	*	)	12.1%

*)	Less than 10%.

NOTE 10: SUBSEQUENT EVENTS

Subsequent to September 30, 2022, the Company repurchased an additional 719,893 of its ordinary shares for an aggregate consideration of $679,844.

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

We have in the past generated and expect to generate in the future revenues from a combination of third-party payors, self-payors, including private and government employers, and institutions. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for electronic exoskeleton technologies such as the ReWalk Personal, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics. In December 2015, the VA issued a national policy for the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. As of September 30, 2022, we had placed 33 units as part of the VA policy.

According to a 2017 report published by the Centers for Medicare and Medicaid Services (“CMS”), approximately 55% of the spinal cord injury population which are at least five years post their injury date are covered by CMS. In July 2020, a code was issued for ReWalk Personal 6.0 (effective October 1, 2020), which might later be followed by coverage policy of CMS. On June 8, 2022, CMS held its First Biannual Healthcare Common Procedure Coding System (“HCPCS”) public meeting to discuss several preliminary benefit and payment decisions under the new Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) rules. Included on the agenda was a discussion of the Medicare benefit category and payment determination for the ReWalk Personal 6.0. No preliminary determination was made during the meeting. On September 26, 2022, CMS affirmed that Medicare Administrative Contractors have the discretion to cover and reimburse for the ReWalk exoskeleton. Following this determination, the Company submitted the first case for Medicare coverage in early November and will continue to prepare further cases for submission for Medicare coverage and reimbursement. CMS has stated that it plans to further deliberate on a benefit category designation for the ReWalk exoskeleton and has said that it will provide more information in the near future.

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

Third Quarter 2022 and Subsequent Period Business Highlights

•	Total revenue for the third quarter of 2022 was $0.9 million, compared to $2.0 million in the third quarter of 2021;
•	Strong cash position with $74.0 million as of September 30, 2022;
•	The Company’s operating expenses were $5.7 million in the third quarter of 2022, compared to $3.8 million in the thirds quarter of 2021;
•	ReWalk submitted its first case to a MAC in early November and will continue to prepare further cases for submission for Medicare coverage and reimbursement.

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

During the pandemic, we have implemented remote working procedures in the United States, Germany and Israel and are establishing in-office measures to contain the spread of COVID-19 according to local regulations. With the vaccination of most of our employees, we gradually returned to in-office work arrangements during 2021 and 2022, but we believe there remains the potential risk for future disruptions with the continued spread of new variants. Despite this current situation and the challenges it imposes, we have developed several methods to continue to engage with our current and prospective customers with some partial success through video conferencing, virtual training events, and online education demos to offer our support and showcase the value of our products.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and September 30, 2021

Our operating results for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, are presented below (in thousands, except share and per share data). The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$886	$1,972	$3,332	$4,724
Cost of revenues	665	832	2,100	2,150

Gross profit	221	1,140	1,232	2,574

Operating expenses:
Research and development, net	1,065	638	2,928	2,243
Sales and marketing	2,588	1,821	7,119	5,105
General and administrative	2,001	1,343	5,282	4,050

Total operating expenses	5,654	3,802	15,329	11,398

Operating loss	(5,433)	(2,662)	(14,097)	(8,824)
Financial expenses, net	1	27	69	14

Loss before income taxes	(5,434)	(2,689)	(14,166)	(8,838)
Taxes on income (tax benefit)	26	(14)	90	40
Operating loss
Net loss	$(5,460)	$(2,675)	$(14,256)	$(8,878)

Net loss per ordinary share, basic and diluted	$(0.09)	$(0.06)	$(0.23)	$(0.21)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	62,793,847	46,570,130	62,611,580	43,021,972

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

Revenues

Our revenues for the three and nine months ended September 30, 2022, and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal unit revenues	$822	$1,357	$2,837	$3,818
Rehabilitation unit revenues	64	615	495	906
Revenues	$886	$1,972	$3,332	$4,724

Personal unit revenues consist of ReWalk Personal 6.0 and Distributed Products sale, rental, service and warranty revenue for home use.

Rehabilitation unit revenues consist of ReStore, Distributed Products and SCI Products sale, rental, service and warranty revenue to clinics, hospitals for treating patients with relevant medical conditions.

Revenues decreased by $1.1 million, or 55%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease is due to lower number of personal 6.0 units sold in Europe and a lower number of personal 6.0 and rehabilitation units sold in the United States. The sales of personal 6.0 units in the quarter were adversely affected by the timing of coverage decisions by insurers and delays in the training timetables for some candidates.

Revenues decreased by $1.4 million, or 29%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The decrease is due to lower number of personal 6.0 units sold in Europe and a lower number of personal 6.0 and rehabilitation units sold in the United States.

We expect that our future revenue growth to be driven by sales of our ReWalk Personal device to third-party payors as we continue to focus our resources on broader commercial coverage policies with third-party payors as well as sales of the ReStore and other products to rehabilitation clinics and personal users.

Gross Profit

Our gross profit for the three and nine months ended September 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross profit	$221	$1,140	$1,232	$2,574

Gross profit was 25% of revenue for the three months ended September 30, 2022, compared to 58% for the three months ended September 30, 2021. Gross profit was 37% of revenue for the nine months ended September 30, 2022, compared to 54% for the nine months ended September 30, 2021. The decrease in gross profit for the three and nine months ended September 30, 2022, was mainly driven by the impact of fixed production costs being covered by the margin from fewer sales of the ReWalk Personal 6.0 devices, as well as rising production costs.

We expect our gross profit to improve, assuming we increase our sales volumes to better leverage our operations infrastructure, which could also decrease the product manufacturing costs. Improvements may be partially offset by the lower margins we currently expect from ReStore and our Distributed Products as well as due to an increase in the cost of product parts, especially as long as COVID-19 pandemic is affecting the market.

Research and Development Expenses, net

Our research and development expenses, net for the three and nine months ended September 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses, net	$1,065	$638	$2,928	$2,243

Research and development expenses, net increased $427 thousand, or 67%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Research and development expenses increased $685 thousand, or 31%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase is attributable to increased personnel and personnel related expenses and subcontractors’ expenses primarily due to development projects offset partially with grant received from the IIA.

We intend to focus our research and development expenses mainly on our current products maintenance and improvement as well as developing our “soft suit” exoskeleton for additional indications affecting the ability to walk or a home use design such as the ReBoot design.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and nine months ended September 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and marketing expenses	$2,588	$1,821	$7,119	$5,105

Sales and marketing expenses increased $767 thousand, or 42%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Sales and marketing expenses increased $2.0 million, or 40%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase for the three and nine months ended September 30, 2022, was driven mainly by higher consulting expenses related to CMS reimbursement progress , increase in tradeshow activities since Covid-19 restrictions are being lifted and personnel and personnel related expenses.

In the near term our sales and marketing expenses are expected to be driven by our efforts expand our reimbursement coverage of our ReWalk Personal device and to expand our current product commercialization.

General and Administrative Expenses

Our general and administrative expenses for the three and nine months ended September 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$2,001	$1,343	$5,282	$4,050

General and administrative expenses increased $658 thousand, or 49%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. General and administrative expenses increased $1.2 million, or 30%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in the three and nine months ended September 30, 2022, was mainly driven by increased professional services expenses related to the 2022 proxy process offset partially with a decrease in insurance costs.

Financial Expenses, Net

Our financial expenses, net, for the three and nine months ended September 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Financial expenses, net	$1	$27	$69	$14

Financial expenses, net, decreased by $26 thousand, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Financial expenses, net, increased by $55 thousand, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The change was primarily due to exchange rate fluctuations.

Income Taxes

Our income taxes for the three and nine months ended September 30, 2022, and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Taxes on income (tax benefit)	$26	$(14)	$90	$40

Taxes on income increased $40 thousand for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Taxes on income increased $50 thousand or 125% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in the three and nine months ended September 30, 2022, was mainly due to deferred taxes and timing differences in our subsidiaries.

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

During the nine months ended September 30, 2022, we incurred a consolidated net loss of $14.3 million and as of September 30, 2022, we had an accumulated deficit of $208.4 million. Our cash and cash equivalents as of September 30, 2022, were $74.0 million and our negative operating cash flow for the nine months ended September 30, 2022, was $14.0 million. We believe we have sufficient funds to support our operations for more than 12 months following the issuance date of our condensed consolidated unaudited financial statements for the three and nine months ended September 30, 2022.

We expect to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure. Until we achieve profitability or generate positive cash flows, we will continue to need to raise additional cash from time to time.

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

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities of our ReStore and Personal 6.0 devices, broadening third-party payor and CMS coverage for our ReWalk Personal device and commercializing our new product lines added through distribution agreements; (ii) research and development of our lightweight exo-suit technology for potential home personal health utilization for multiple indications and future generation designs for our spinal cord injury device; (iii) routine product updates; (iv) general corporate purposes, including working capital needs; and (v) potential acquisitions of business. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing, or refinance our indebtedness. There can be no assurance that we will be able to raise such funds at all or on acceptable terms.

Further, on October 10, 2022, we received a deficiency letter from the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that because the closing bid price of our ordinary shares had been below the minimum $1.00 per share for 30 consecutive business days, we are out of compliance with the requirements for continued listing on Nasdaq, and are subject to potential delisting. If we are unable to re-achieve compliance with the Nasdaq listing requirements within 180 days, or April 10, 2023, after receipt of a delisting notice, and if we are unable to obtain an extension therefore, we would be subject to delisting, which likely would further impair the liquidity and value of our ordinary shares.

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

As of September 30, 2022, a total of 9,814,754 previously issued warrants with exercise prices ranging from $1.25 to $1.79 have been exercised for total gross proceeds of approximately $13.8 million.

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

We may instruct Piper Jaffray not to sell ordinary shares if the sales cannot be effected at or above the price designated by us in any instruction. We or Piper Jaffray may suspend an offering of ordinary shares under the ATM Offering Program upon proper notice and subject to other conditions, as further described in the Equity Distribution Agreement. Additionally, the ATM Offering Program will terminate on the earlier of (i) the sale of all ordinary shares subject to the Equity Distribution Agreement, (ii) the date that is three years after a new registration statement on Form S-3 goes effective, (iii) our becoming ineligible to use Form S-3 and (iv) termination of the Equity Distribution Agreement by the parties. The Equity Distribution Agreement may be terminated by Piper Jaffray or us at any time on the close of business on the date of receipt of written notice, and by Piper Jaffray at any time in certain circumstances, including any suspension or limitation on the trading of our ordinary shares on the Nasdaq Capital Market, as further described in the Equity Distribution Agreement. We temporarily suspended use of the ATM Offering Program on February 20, 2019 to facilitate our February 2019 “best efforts” public offering. As of September 30, 2020, we had sold 302,092 ordinary shares under the ATM Offering Program for net proceeds to us of $14.5 million (after commissions, fees, and expenses). Additionally, as of that date, we had paid Piper Jaffray compensation of $471 thousand and had incurred total expenses (including such commissions) of approximately $1.2 million in connection with the ATM Offering Program. No sales were made under the ATM Offering Program during the year ended December 31, 2021 or during the nine months ended September 30, 2022.

We intend to continue using the at-the-market offering or similar continuous offering programs opportunistically to raise additional funds, although we are currently subject to restrictions on using the ATM Offering Program with Piper Jaffray. Under our September 2021 purchase agreement with certain investors, equity or debt securities convertible into, or exercisable or exchangeable for, ordinary shares at a conversion price, exercise price or exchange price which floats with the trading price of the ordinary shares or which may be adjusted after issuance upon the occurrence of certain events or (ii) enter into any agreement including an equity line of credit, whereby the Company may issue securities at a future-determined price, other than an at–the-market facility with the placement agent, H.C. Wainwright & Co, LLC, beginning on March 29, 2022. Such limitations may inhibit our ability to access capital efficiently.

Share Repurchase Program

In June 2022, we announced that our Board had approved a program to repurchase up to $8.0 million of our ordinary shares, par value NIS 0.25 per share, subject to receipt of Israeli court approval. In July 2022, we announced that we had received approval from an Israeli court for the share repurchase program, valid through January 20, 2023.

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

The repurchase program does not require us to acquire a specific number of shares, and may be suspended or discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future, and any such share repurchases will be funded from available working capital. As of September 30, 2022, we have repurchased approximately $183,540 of our ordinary shares under the repurchase program.

Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(13,978)	$(8,903)
Net cash used in investing activities	(25)	(28)
Net cash provided by (used in) financing activities	(183)	79,808
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(182)	—
Net cash flow	$(14,368)	$70,877

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $5.0 million or 57% primarily due to lower revenue collection, higher consulting and professional services expenses.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $79.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the proceeds received through our February 2021 and September 2021 Offering and warrants exercises received during the nine months ended September 30, 2021.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of September 30, 2022.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$1,637	$1,637	$—
Collaboration Agreement and License Agreement obligations (2)	63	63	—
Operating lease obligations (3)	756	652	104
Total	$2,456	$2,352	$104

(1)
The Company depends on one contract manufacturer, Sanmina, for both the ReStore products and the SCI Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.

(2)
Our Collaboration Agreement with Harvard was originally for a term of five years, commencing in May 2016, and was subsequently amended in April 2018 to extend the term by one additional year. The Collaboration Agreement expired as of March 31, 2022. Under the Collaboration Agreement, we were required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. All product development milestones contemplated by the License Agreement have been met as of September 30, 2022; however, there are still outstanding commercialization milestones under the License Agreement that depend on us reaching certain sales amounts, some or all of which may not occur.

(3)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.54:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of 0.98 euro:$1:00, both of which were the applicable exchange rates as of September 30, 2022.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2021 Form 10-K, except as described in Note 5 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2021 Form 10-K, except as disclosed in our Quarterly Report on Form10-Q for the three months ended March 31, 2022, and as noted below:

Risks Related to Our Business and Our Industry

We do not satisfy all listing requirements for the Nasdaq Capital Market. We can provide no assurance that we will be able to comply with the continued listing requirements over time and that our common stock will continue to be listed on the Nasdaq Capital Market.

As previously disclosed, on October 10, 2022, we received a notification letter (the “Bid Price Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company did not satisfy the requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a) (“Rule 5550(a)”) to maintain a minimum bid price of $1 per share. The Company became deficient with Rule 5550(a) as of October 10, 2022 as its closing bid price was less than $1 per share for 30 consecutive business days. As in the past, the Bid Price Letter is a notice of deficiency, not delisting, and does not currently affect the listing or trading of ReWalk ordinary shares on The Nasdaq Capital Market.

We have 180 calendar days, or until April 10, 2023, to regain compliance with Rule 5550(a)(2). If at any time before April 10, 2023, the bid price of our ordinary shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have regained compliance. Additionally, we may be eligible for a second 180-day period to satisfy Rule 5550(a)’s minimum bid price requirement, if, as of April 10, 2023, we continue to have a market value of publicly held shares of at least $1 million, meet all other initial listing standards of the Nasdaq Capital Market (with the exception of the bid price requirement) and provide written notice of our intention to cure the deficiency during such second compliance period. We intend to monitor closely the closing bid price of our ordinary shares and to consider plans for regaining compliance with Rule 5550(a). While we plan to review all available options, there can be no assurance that we will be able to regain compliance with the applicable rules during the 180-day compliance period, any subsequent extension period, or at all.

If we do not regain compliance with Rule 5550(a) during the applicable cure period, Nasdaq will notify us that our ordinary shares are subject to delisting. We would then be permitted to appeal any delisting determination to a Nasdaq Hearings Panel, and our ordinary shares would remain listed on the Nasdaq Capital Market pending the panel's decision after the hearing. If we do not appeal the delisting determination or do not succeed in such an appeal, our ordinary shares would be removed from trading on the Nasdaq Capital Market. Any delisting determination could seriously decrease or eliminate the value of an investment in our ordinary shares and other securities linked to our ordinary shares. While an alternative listing on an over-the-counter exchange could maintain some degree of a market in our ordinary shares, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our ordinary shares; reduced liquidity with respect to our ordinary shares; a determination that our ordinary shares are “penny stock” under SEC rules, subjecting brokers trading our ordinary shares to more stringent rules on disclosure and the class of investors to which the broker may sell the ordinary shares; limited news and analyst coverage, in part due to the “penny stock” rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large shareholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our ordinary shares. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

(In Thousands)
			Total Number of	Maximum Value
			Shares Purchased as	of Shares That
	Total	Average	Part of a	May Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Plan	Plan
July 1 - July 31, 2022
Share repurchase program (1)	—	$—	—	—

August 1 - August 31, 2022
Share repurchase program (1)	—	$—	—	—

September 1 - September 30, 2022
Share repurchase program (1)	184,629	$0.99	184,629	$7,815
Quarter Total

Share repurchase program (1)	184,629	$0.99	184,629	$7,815

(1)
Shares were purchased through the Company’s publicly announced share repurchase program approved by the Company’s Board on June 2, 2022 and approved by an Israeli court on July 20, 2023. The program expires at the earlier of January 20, 2023 or reaching $8.0 million of repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement, dated September 2, 2022, by and between the Company and Michael A. Lawless.**^
10.2	Form of Restricted Share Unit Award Agreement (Inducement Awards) for non-Israeli employees and executives.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith.
**	Filed herewith.
^	Portions of this exhibit (indicated by asterisks) have been omitted under rules of the SEC permitting the confidential treatment of select information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: November 7, 2022	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Michael Lawless
Michael Lawless
Chief Financial Officer
(Principal Financial Officer)