Form 10-K
period 2022-12-31
ReWalk Robotics Ltd.
filed 2023-02-23
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the Ordinary Shares held by non-affiliates of the Registrant based upon the closing price of the Ordinary Shares as reported by the Nasdaq Capital Market on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $58,466,801.

As of February 23, 2023, the Registrant had outstanding 59,480,132 Ordinary Shares, par value NIS 0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2023 Annual Meeting of Shareholders, which is to be filed within 120 days after the end of our 2022 fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

REWALK ROBOTICS LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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
•
our ability to regain and maintain compliance with the continued requirements of the Nasdaq Capital Market and the risk that our ordinary shares will be delisted if we fail to regain compliance with such requirements;

•	the adverse impact that the COVID-19 pandemic has had, and other pandemics may in the future have, on our business and results of operations;
•	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;
•	our limited operating history and our ability to leverage our sales, marketing and training infrastructure;
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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a medical device company that is designing, developing, and commercializing innovative technologies that enable mobility and wellness in rehabilitation and daily life for individuals with neurological conditions.  Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”).  These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement.  These SCI Products allow individuals with spinal cord injury the ability to stand and walk again during everyday activities at home or in the community.

We have sought to expand our product offerings beyond the SCI Products through internal development and distribution agreements.  We have developed our ReStore Exo-Suit device, which we began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. During the second quarter of 2020, we finalized and moved to implement two separate agreements to distribute additional product lines in the United States. We are the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to US veterans through the U.S. Department of Veterans Affairs (“VA”) hospitals. In the second quarter of 2020, we also became the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States; however, due to unsatisfactory sales performance of the MediTouch product lines, we terminated this agreement as of January 31, 2023. We refer to the MediTouch and MyoCycle devices as our “Distributed Products.” We will continue to evaluate other products for distribution or acquisition that can broaden our product offerings further to help individuals with neurological injury and disability.

We are in the research stage of ReBoot, a personal soft exo-suit for home and community use by individuals post-stroke, and we are currently evaluating the reimbursement landscape and the potential clinical impact of this device. This product would be a complementary product to ReStore as it provides active assistance to the ankle during plantar flexion and dorsiflexion for gait and mobility improvement in the home environment, and it received Breakthrough Device Designation from the U.S. Food and Drug Administration (“FDA”) in November 2021.  Further investment in the development path of the ReBoot has been temporarily paused in 2023 pending further determination about the clinical and commercial opportunity of this device.

Our principal markets are the United States and Europe. In Europe, we have a direct sales operation in Germany and work with distribution partners in certain other major countries. We have offices in Marlborough, Massachusetts, Berlin, Germany and Yokneam, Israel, from where we operate our business.

We have in the past generated and expect to generate in the future revenue from a combination of third-party payors (including private and government payors) and self-pay individuals. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for exoskeleton technologies such as the ReWalk Personal Exoskeleton, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics, such as the VA policy that was issued in December 2015 for the evaluation, training, and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans suffering from spinal cord injury (“SCI”) across the United States.

 We have also been pursuing updates with the Centers for Medicare and Medicaid Services (“CMS”), to clarify the Medicare coverage category (i.e., benefit category) applicable for personal exoskeletons. In 2021, the National Spinal Cord Injury Statistical Center (“NSCISC”) reported the Medicare and Medicaid are the primary payors for approximately 56% of the spinal cord injury population which are at least five years post their injury date. In July 2020, following a successful submission and hearing process, a code was issued for ReWalk Personal Exoskeleton (effective October 1, 2020), which may be used for purposes of claim submission to Medicare, Medicaid, and other payors.  We are currently seeking a nationwide Medicare benefit category determination from CMS to designate the relevant Medicare benefit category.  CMS has stated that, until a nationwide benefit category determination is issued, coverage and payment can be adjudicated on a case-by-case basis by the Medicare Administrative contractors (“MACs”).

In Germany, we continue to make progress toward achieving coverage from the various government, private and worker’s compensation payors for our SCI products. In September 2017, each of German insurer BARMER GEK (“BARMER”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), indicated that they will provide coverage to users who meet certain inclusion and exclusion criteria. In February 2018, the head office of German Statutory Health Insurance (“SHI”) Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal Exoskeleton system in the German Medical Device Directory. This decision means that ReWalk is listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. During the year 2020 and 2021, we announced several new agreements with German SHIs, including TK and DAK Gesundheit, as well as the first German Private Health Insurer (“PHI”), which outline the process of obtaining our devices for eligible insured patients. We are also currently working with several additional SHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal Exoskeleton for their beneficiaries within their system.  Additionally, to date, several private insurers in the United States and Europe are providing reimbursement for ReWalk in certain cases.

COVID-19 Pandemic Impact

The impact of the COVID-19 pandemic resulted in significant disruptions to the global economy and the capital markets, as well as our business. A significant number of our global suppliers, vendors, distributors, and manufacturing facilities are located in regions that were affected by the pandemic. Those operations were materially adversely affected by restrictive government and private enterprise measures implemented in response to the pandemic, which in turn, negatively impacted our operations.

Shut-downs and other limitations imposed in response to the COVID-19 pandemic adversely affected our ability to identify potential new customers through trade shows and events, engage with our existing customers, conduct product trials with prospective users, deliver ordered units or repair existing systems and provide training for our products to new patients, who largely remained at home during local movement restrictions, and to rehabilitation centers, which temporarily shifted priorities and responses to pandemic-related medical equipment. In addition, staffing shortages within the healthcare system itself resulted in a diminished demand for our SCI Products as the attention of healthcare workers and potential patients turned elsewhere. Some clinics, such as VA clinics, and many other healthcare facilities, enforced in-clinic restrictions, which affected our ability to demonstrate our devices to patients or start training for qualified potential customers,

Although these restrictions have now mostly been lifted, allowing us to restart market development and access programs, we have not seen a full return to pre-pandemic levels, and we believe that our business will continue to be adversely impacted by the effects of the pandemic-related restrictions and shut-downs.

ReWalk Personal and ReWalk Rehabilitation Products

Development of our SCI Products took over a decade and was spurred by the experiences of our founder, Dr. Amit Goffer, who became a quadriplegic due to an accident. Current ReWalk designs are intended for people with paraplegia, a spinal cord injury resulting in complete or incomplete paralysis of the legs, who have the use of their upper bodies and arms. We currently offer two products in this category: ReWalk Personal 6.0 and ReWalk Rehabilitation which is a ReWalk Personal 6.0 product sold with multiple sizes of our adjustable parts to allow different users the ability to train within a clinic.

ReWalk Personal 6.0 Exoskeleton is a novel product that seeks to fundamentally change the health and life experiences of users. Designed for daily use, the device is battery-powered and consists of a light, wearable exoskeleton with integrated motors at the joints, an array of sensors and a computer-based control system to power knee and hip movement. The user controls the device movement using a combination of user inputs on the wrist-worn controller, as well as through subtle weight shifts of the upper body. Because the exoskeleton supports its own weight and facilitates the user’s gait, users do not expend unnecessary energy while walking. The ReWalk Personal Exoskeleton also allows users to sit, stand and depending on local regulatory approvals, climb and descend stairs and curbs. This stair ascend/descend function is currently under review by the FDA in the United States.

●    ReWalk Personal 6.0: intended for everyday use at home, at work or in the community with a trained companion. We began marketing ReWalk Personal Exoskeleton in Europe with CE mark clearance at the end of 2012. We received FDA clearance to market ReWalk Personal in the United States in June 2014. ReWalk Personal units are all manufactured according to the same mechanical specifications. Each unit is then permanently sized to fit the individual user and the software is configured for the user’s specifications by the rehabilitation center, clinic, or distributor. We are currently offering our 6th generation device.

●   ReWalk Rehabilitation: the current offering for clinics who wish to implement exoskeleton training is composed of our Personal 6.0 unit along with multiple sizing of different parts, enabling multiple patient use. ReWalk Rehabilitation provides a valuable means of exercise and therapy. It also enables individuals to evaluate their capacity for using ReWalk Personal in the future. We began marketing a unique design for use in hospitals, rehabilitation centers and stand-alone training centers in the United States and Europe in 2011 and, as of December 2020, we have eliminated the need for a unique design for the rehabilitation units and instead shifted to offering a sizing and accessory kit that adapts the Personal 6.0 base unit to enable fitting across multiple users in a clinic setting.
ReWalk Personal 6.0

Additionally, we have received regulatory approval to sell the ReWalk Personal device in other countries. In the future we intend to seek approval from the applicable regulatory agencies in other jurisdictions where we may seek to market ReWalk Personal. For more information about the safety of using our SCI products see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry— Defects in our products or the software that drives them could adversely affect the results of our operations.”

Overview of Spinal Cord Injury

Spinal Cord Injury

The spine is the central core of the human skeleton and provides structural support, alignment, and flexibility to the body. The spinal cord, housed inside the bones of the spinal column, is a complex bundle of nerves serving as the main pathway for information connecting the brain, and nervous system. Spinal cord injury is a serious medical condition that occurs as a result of physical damage to the nerves of the spinal cord,. resulting in a loss of function, such as mobility or feeling. In most people who have spinal cord injury, the spinal cord is intact. Spinal cord injury is not the same as back injury, which may result from pinched nerves or ruptured disks. Even when a person sustains a break in a vertebra or vertebrae, there may not be any spinal cord injury if the spinal cord itself is not affected. There are two types of spinal cord injury – complete and incomplete. In a complete injury, a person loses all ability to feel and voluntarily move below the level of the injury. In an incomplete injury, there is some functioning below the level of the injury.

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

Market Opportunity

Current and near-term market opportunities include providing a solution for persons with spinal cord injury that can be used in the clinic and/or home settings. For persons with spinal cord injury, confinement to a wheelchair can cause severe physical and psychological deterioration, resulting in bad health, poor quality of life, low self-esteem, and high medical expenses. In addition, the secondary medical consequences of paralysis can include difficulty with bowel and urinary tract function, osteoporosis, loss of lean mass, gain in fat mass, insulin resistance, diabetes, and heart disease. The cost of treating these conditions is substantial. The National Spinal Cord Injury Statistical Center (the “NSCISC”) estimates that complications related to paraplegia cost, excluding indirect costs such as losses in wages, fringe benefits, and productivity, approximately $500,000 in the first-year post-injury and significant additional amounts over the course of an individual’s lifetime. Further, secondary complications related to spinal cord injury can reduce life expectancies for SCI patients. The young average age at time of injury and significant remaining life expectancy, the likelihood of living at home, and the lifetime cost of treatment highlight the need for an out-of-hospital solution with demonstrated health and social benefits.

The NSCISC estimates according to their 2021 report that there were 296,000 people in the United States living with SCI, with an annual incidence of approximately 17,900 new cases per year.  According to the VA data there are approximately 42,000 of such patients who are veterans and are eligible for medical care and other benefits from the VA, out of which the VA states that 27,000 veterans are receiving SCI treatment annually. With 25 VA spinal cord injury centers designated SCI/D Hub locations, the VA has the largest single network of spinal cord injury care in the United States.

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

Based on information from a 2021 report by the NSCISC, 40% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Four published ReWalk trials for SCI patients had an aggregate screening acceptance rate of 50% considering all current FDA limitations, resulting in an estimated 20.2% of the total population of SCI patients can be considered as candidates for current ReWalk Personal Exoskeleton according to the device instructions for use. For important qualifying information about this determination, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry—The market for medical exoskeletons, including soft exo-suit devices, remains relatively new and unproven, and important assumptions about the potential market for our current and future products may be inaccurate.”

Sales and Marketing activities

Our initial commercialization efforts focused on penetrating rehabilitation centers, hospitals, and similar facilities that treat patients with spinal cord injuries to become an integral part of their rehabilitation programs and to develop a broad-based training network with these facilities to prepare users for home and community use. As our business has developed, we have shifted our commercialization efforts to also include marketing of our ReWalk Personal Exoskeleton with patients, physicians, and physical therapists as a medically necessary intervention that can be used to enable a home-based functional ambulation regimen that elevates the health and wellness of individuals living with SCI.

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

As of December 31, 2022, we had placed 128 ReWalk Rehabilitation units in use at rehabilitation centers and 572 ReWalk Personal units in a home or community use, compared to 121 ReWalk Rehabilitation units and 533 ReWalk Personal units as of December 31, 2021. In the near future, we intend to continue focusing on our reimbursement efforts, pursuing insurance claims on a case-by-case basis, managing claims through the review process, and investing in efforts to expand commercial reimbursement coverage.

Although we cannot predict the time it will take to achieve higher acceptance rates of our SCI Products, we believe that further clinical evidence supporting the benefits of using the device will be a key element to accelerate it.

Third-Party Reimbursements

United States

In the U.S., individuals typically obtain a ReWalk Personal Exoskeleton for home use through third-party medical coverage. For an individual who suffered an SCI through a work-related incident, workers’ compensation insurance can be a source of funding to purchase the device.  Similarly, for U.S. veterans, an individual may be covered by the VA for the purchase of the device regardless of whether the SCI occurred during active military service.

 In December 2014, the VA issued a national policy or standard operating procedure (SOP) for the evaluation, training, and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States and U.S. Territories.  The VA SOP is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury. In June 2018, the VA updated the SOP, in part, to expand training options for individuals who could not complete the mandatory training due to excessive distance/drive times from a VA-designated site. As of December 31, 2022, we had placed 34 units as part of the VA policy. The VA accounted for 14% of our total revenue for the year ended December 31, 2022.

We continue to work with the VA to both accelerate the pace of implementation of the current VA policy nationally, and to again expand opportunities for veterans to gain access to assessments, training, and devices in facilities outside VA’s traditional spinal cord injury “hub and spoke” infrastructure.  Community-based, non-VA clinics are also being leveraged to allow veterans to be trained in communities closer to their homes, while still being reimbursed by the VA as part of the VA’s Community Care Network program.

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

As of December 31, 2022, we had 13 cases pending in the United States for insurance coverage decisions.

According to the NSCISC report, approximately 56% of the spinal cord injury population received primary coverage from Medicare and Medicaid within five years after their injury date, with Medicare representing the larger primary payor.

In order to be covered and reimbursed by Medicare, the ReWalk Personal Exoskeleton must, among other things, be classified into an applicable Medicare benefit category.  In December 2021, CMS established a new process for issuing Medicare benefit category determinations.  Until CMS issues a nationwide benefit category determination for a given product, the product’s Medicare benefit category is evaluated by CMS contractors on a case-by-case basis as part of adjudicating individual Medicare claims.  Medicare benefit categories include, but are not limited to, prosthetics, orthotics, and durable medical equipment.  In general, each Medicare benefit category has distinct coverage and payment rules and requirements.

In December 2019, we submitted the first application for a unique code to describe the ReWalk Personal Exoseleton and, in July 2020, a unique code was issued for ReWalk Personal Exoskeleton (effective October 1, 2020).  With the issuance of a unique code, we are currently seeking clarity from CMS as to the applicable Medicare benefit category.  The Medicare benefit category determination by CMS is a significant factor affecting the coverage and payment level for a product.  If CMS determines that no Medicare benefit category is available, this results in the product not being covered by Medicare. While we believe that a determination from CMS as to the applicable Medicare benefit category for the ReWalk Personal Exoskeleton may result in greater access to our exoskeletons by SCI patients, we cannot currently predict how long it would take for us to receive a decision from CMS, the outcome of any such decision or other business elements that may be decided by CMS in evaluating Medicare coverage or reimbursements such as Medicare reimbursement per unit or Medicare coverage restrictions based on product labeling. Nor can we predict how other third-party payors will respond to any decision by CMS regarding Medicare coverage and reimbursement.

In June 2022, ReWalk Robotics presented our request for CMS to issue a nationwide Medicare benefit category determination for the ReWalk Personal exoskeleton system as part of CMS’s Bi-Annual Healthcare Common Procedural Coding System (“HCPCS”) Public Meeting.  In September 2022, CMS issued a statement that it intends to provide more information on the topic of the benefit category for personal exoskeletons in the near future and re-affirmed that, in the meantime, coverage and payment decisions can be adjudicated by the MACs on a case-by-case basis.  ReWalk is continuing to work with CMS and the Durable Medical Equipment Prosthetics/Orthotics & Supplies (“DMEPOS”) MACs to pursue both a nationwide benefit category determination from CMS and prompt and appropriated case-by-case adjudication of coverage while a nationwide benefit determination is pending.

For more information about coverage and reimbursement risk factors, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry.”

As part of our plan for growth, we intend to continue working with both national and regional commercial insurance companies, health care practitioners, physicians, researchers, and the SCI community to support efforts to demonstrate the benefits of our SCI Products. In addition, we plan to pursue potential coverage policies with third party payors based on supportive data and appeal rulings that have deemed exoskeleton devices a “medically necessary” under the standard of care for individuals with SCI. Our efforts in the future will be focused on continued education of third-party payors through data application, supporting clinical trials to demonstrate the clinical benefits of using the SCI Products, working with advocacy groups, ongoing communication as well continuing to seek greater clarity regarding Medicare coverage and reimbursement standards applicable to the ReWalk Personal Exosleleton.

Europe

Reimbursement for ReWalk in Europe varies by country and historically certain third-party payors have provided reimbursement for our products in certain cases in Germany and Italy.

We initially focused our European efforts in Germany where we continue to make progress toward achieving ReWalk coverage from the various government, private, and workers’ compensation payors. Specifically:

●
In September 2017, the German insurer BARMER confirmed it will provide ReWalk systems to all qualifying beneficiaries. BARMER provides coverage for nearly nine million people in Germany, as a member of the SHI network and one of the most significant national insurers in the country. Exoskeletons are provided to users that meet certain inclusion criteria and assessment by the German Health Insurance Medical Service (Medizinischer Dienst der Krankenversicherungen) before and after training. We remain in discussion with BARMER regarding a contract based on their 2017 decision.

●
In September 2017 Germany’s national social accident insurance provider, DGUV, indicated that the DGUV’s member payors, including the health insurance association Berufsgenossenschaft (also known as BG) and state insurers, will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis. DGUV is comprised of 36 different insurers, which provide coverage for more than 80 million individuals in Germany. Per the agreement, eligible individuals go to BG clinics for evaluation as a part of the procurement.  In May 2020 the DGUV agreed to a binding offer to the evaluation, training, and supply of the ReWalk Personal Exoskeleton to qualified individuals.

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

●
During the year 2020 we announced several new agreements with SHIs such as TK and DAK-Gesundheit and others as well as the first German Private Health Insurer (“PHI”) that chose to enter into an agreement with us that outline the process to obtaining a device for eligible insured patients.

●	In March 2021 we entered into a contract with BKK Mobile Oil health insurance to supply ReWalk’s Personal Exoskeleton to eligible persons in Germany.

●
In June 2020, BARMER appealed the decision of the State Social Court, which ordered the supply of the SHI’s insured SCI person with ReWalk. The State Social Court ruled and deemed ReWalk as the medical aid which will directly compensate the plaintiff’s disability. BARMER initially appealed this ruling with the Federal Social Court (Bundessozialgericht), but later, in November 2022, withdrew its pending case and accepted the prior ruling from the state court that exoskeletons are considered as a direct disability compensation.  This outcome means that an eligible insured person with spinal cord injury (SCI) in Germany has a legal basis for the supply of an exoskeleton as an orthopedic aid for direct disability compensation. Patients in Germany who are covered under these contracts and policies must be medically evaluated for their eligibility to use the ReWalk Personal device. If medically qualified, the patient, along with his or her physician, must apply for coverage of the device. If a patient is found eligible and medically fit to use our Personal 6.0 device, we first enter into a rental agreement which allows the patient the necessary period to train on how to use the device which usually takes between 3 to 6 months and then after approval from the insurer the patient receives a personal device to use at home or in the community. We are currently working with several additional SHIs and PHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal Exoskeleton for their beneficiaries within their system.

As of December 31, 2022, there were 47 insurance cases pending in Germany. We believe that our recent coverage decisions and the existing claims will eventually lead other German insurers to provide coverage on a broader scale, but this is not guaranteed.   For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry— We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors which risk may be heightened if insurers find the products to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenue that is high enough to allow us to sell our products profitably.”

We continue to support clinical research and academic publications, which we believe will further support the case for coverage.

We have distribution agreements in several European countries where we also had success with reimbursement by private insurers and worker’s compensation. One of the examples was achieved in March 2018, when the Italian Ministry of Labor and Social Policy’s statutory insurance corporation put in place a coverage policy that will provide exoskeleton systems for all qualifying beneficiaries. This policy, the first of its kind in Italy, provides individuals with spinal cord injury access to obtain their own ReWalk Personal device so that they can stand and walk again. Since the initiation of coverage, we have supplied 10 units through our Italian distributor to individuals covered by this policy.

Other Funding Sources

In addition to being funded by third-party payors, including private insurance plans, government programs such as the VA, and workers’ compensation plans, ReWalk Personal is also funded by self-payors. This includes individuals who purchase ReWalk with funds from legal settlements with insurance companies or third parties.

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
ReStore Exo-Suit

The ReStore product is comprised of a soft, fabric-based design that connects to a lightweight waist pack and mechanical cables that help lift the patient’s affected leg in synchronized timing with their natural walking pattern. The lightweight structure wraps around the waist and supports an actuator with a motor, computer, and cable, along with sensors attached to a stable point on the user’s calf and footplate in the user’s shoe. This design provides targeted mechanical assistance to the patient’s ankle during forward propulsion (plantarflexion) and ground clearance (dorsiflexion), two key phases of the gait cycle. The ReStore system is designed to provide advantages to stroke rehabilitation clinics and therapists as compared to other traditional therapies and devices by enabling the therapist to specifically target and train for improved propulsion symmetry, which is a key contributor to improved walking speed and efficiency for patients recovering from stroke.

Published clinical trials using the soft exo-suit design on stroke patients have shown varying levels of improvements, with the main ones being improved walking speed, improved propulsion symmetry, reductions in compensatory behaviors including paretic hip hiking and circumduction as well as reduction in metabolic burden associated with post stroke walking. There are additional studies on-going with the ReStore device that examine the improvement in walking speed following training with the soft exo-suit as well as comparing the results of traditional training with soft exo-suit training.

The main market for ReStore is rehabilitation clinics with a stroke therapy program or clinics that would like to broaden their stroke presence. This product is marketed and sold directly to rehabilitation clinics for use during the treatment of their patients which is generally reimbursed by commercial and government payors. During the second half of 2019 we expanded our sales and marketing presence in the United States to accelerate product penetration after receiving FDA and CE clearance. These efforts were adversely impacted by the COVID-19 pandemic, as clinics and hospitals shifted resources and attention during the pandemic. While we have seen some recovery as the COVID-19 pandemic has abated, we are still experiencing adverse impacts from these resource shifts. Geographically, we see our commercial priorities for the ReStore device as being the United States and Europe.

Stroke incidence rate in the United States is 795,000 incidences per year and the survival rate is approximately 80%. Of this stroke population, 80% are left with some type of lower limb disability. This patient population seeks treatment in one of the approximately 1,600 primary and comprehensive inpatient, outpatient, and rehabilitation clinics providing therapy to stroke patients. With the clinical evidence we have to date on ReStore, its unique design and its cost-effectiveness compared to other products, we believe the ReStore soft exosuit has an opportunity to be adopted by clinics for use in therapy of their stroke patients.  However, we also recognize that the process to achieve that might be long and will likely only occur once national or regional healthcare providers include the device within their stroke therapy programs. We also believe that to accelerate adoption, further clinical evidence is required as well as continued education on the new ReStore design and its unique advantages compared to current therapies and products.

As of December 31, 2022, and December 31, 2021, we had placed 33 and 30 ReStore units, respectively.

ReBoot

We are also in the research stage of ReBoot, a soft exoskeleton for stroke home and community use, and are currently evaluating the reimbursement landscape and the potential clinical impact of this device. This product would be a complementary product to ReStore, and it received Breakthrough Device Designation from the FDA in November 2021.  The ReBoot is a lightweight, battery-powered exo-suit intended to assist ambulatory functions in individuals with reduced ankle function related to neurological injuries, such as stroke.  The ReBoot is a customizable personalized device intended for home and community use with an estimated market of approximately 400,000 annual stroke patients who require walking assistance after being discharged home.  Further investment in the development path of the ReBoot has been temporarily paused in 2023 pending further determination about the clinical and commercial opportunity of this device.

Competition

The market in which we operate is characterized by active competition and rapid technological change, and we expect competition to increase. Competition arises from providers of other mobility systems and prosthetic devices used in the clinic and/or home settings.

We are aware of several other companies developing competing technology and devices, and some of these competitors may have greater resources, greater name recognition, broader product lines, or larger customer bases than we do.

Our principal competitors in the medical exoskeleton market consist of Ekso Bionics (NASDAQ: EKSO), Rex Bionics Pty, Cyberdyne (Tokyo Stock Exchange: 7779), FREE Bionics, DIH (formerly known as Hocoma), AlterG, Wandercraft, and Bioness (acquired by Bioventus (NASDAQ: BVS). Parker Hannifin (NYSE: PH) was a prior competitor but exited the exoskeleton market in December 2022 with its divestiture of its Human Motion and Control business unit, which includes the Indego lower limb exoskeleton line of products, to Ekso Bionics. The competitors’ products may also compete with the ReStore soft exo-suit, as well as manual forms of gait training which do not involve robotic assistive devices.

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

Community Engagement and Education

We devote significant resources to engagement with and education of the spinal cord injury community with respect to the benefits of our SCI Products, as well as for our ReStore device. We actively seek opportunities to partner with hospitals, rehabilitation centers and key opinion leaders to engage in research and development and clinical activities. We also seek to educate and gain support from organizations such as patient advocacy groups and clinician societies with the goal of promoting adoption of exoskeleton technology from patient, clinician, and payor communities. We believe that our success has been and will continue to be driven in part by our reputation and acceptance within the spinal cord injury community. We are also looking into ways to promote the ReStore device through different neurorehabilitation conferences and professional organizations to accelerate adoption and support the uniqueness of this technology when compared to current therapies and products.

To date, multiple advocacy groups have issued public endorsements of the ReWalk Personal device, including leading United States-based national organizations such as the United Spinal Association and the Dana and Christopher Reeves Foundation, as well as others. In addition, the National Institute for Health and Care excellence in the United Kingdom (also known as “NICE”), has issued a public announcement regarding the ReStore device.

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

We are working on product design improvements and expanded labeling for the ReWalk Personal 6.0 product which we plan to launch following regulatory approvals. In the longer term we are conducting research for our next generation device with design improvements and advanced robotic technologies as part of the Human Robot Interaction Consortium research program. New medical indications impacting the ability to walk that we may pursue include multiple sclerosis, cerebral palsy, Parkinson’s disease, and elderly assistance.

We conduct our research and development efforts mainly at our facility in Yokneam, Israel. We believe that the close interaction among our research and development and manufacturing groups allows for timely and effective realization of our new product concepts.

Our research and development efforts have been financed, in part, through funding from the Israel Innovation Authority, or the IIA (formerly known as Office of the Chief Scientist in the Israel Ministry of Economy) (“IIA”). From our inception through December 31, 2022, we received funding totaling $2.3 million from the IIA. For more information regarding our research and development financing arrangements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Grants and Other Funding.”

Research and Development Collaborations

On April 1, 2022, we entered a research and development cooperation agreement with several companies and universities in the Human Robot Interaction (HRI) Consortium, part of the Israel Innovation Authority’s MAGNET incentive program. This incentive program provides grants for R&D collaboration as part of a consortium comprised of private businesses and leading academic centers. The goals of the HRI consortium are to “develop advanced technologies aimed at providing robots with social capabilities, enabling them to carry out various tasks and effective interactions with different users in diverse operational environments.”  The total program has a budget of NIS 57 million, which includes funding for research and development grants to help drive technological innovation. The Consortium is a 3-year program which has allocated NIS 1.745 million to fund ReWalk-specific projects over the first 18-month period of the program. As a member of the HRI Consortium, we collaborate with several universities to develop advanced technologies aimed at improving the human-exoskeleton interaction.  This research collaboration with top researchers in the fields of robotics, behavioral sciences and human-computer interaction will seek to make the use of exoskeletons easier and more natural to promote wider adoption of the technology.

On May 16, 2016, we entered into the Research Collaboration Agreement (“Collaboration Agreement”) and the Exclusive License Agreement (“Harvard License Agreement”) with Harvard. Under the Collaboration Agreement, we and Harvard agreed to collaborate on research regarding the development of lightweight soft suit exoskeleton system technologies for lower limb disabilities, which are intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. Under the Collaboration Agreement, we paid Harvard quarterly installment payments to help fund the research. Subject to the terms of the Collaboration Agreement, we and Harvard were required to report our respective research results and findings to each other on a regular basis. The Collaboration Agreement governed ownership of the research results and inventions generated in performance of the research collaboration and provided us the option to negotiate with Harvard for a license to certain new inventions of Harvard conceived in performance of the collaboration. The Collaboration Agreement concluded on March 31, 2022.

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

The Harvard License Agreement contains, as applicable, customary representations and warranties and customary enforcement, indemnification, and insurance provisions. For further discussion of the Collaboration Agreement and Harvard License Agreement, see Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2022.

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

As of December 31, 2022, we have 12 issued patents in the United States and 19 issued patents outside of the United States, as well as 11 pending patent applications for our technology in the United States, China, and Europe. As such, in the United States and Europe, we have apparatus patent claims covering aspects of ReWalk and similar devices which use a plurality of sensors to empower tilt-sensor technology, as well as method patent claims covering certain methods of user activation and control of systems such as ReWalk. While our apparatus claims focus on protecting ReWalk in terms of its physical and structural characteristics, we believe that our method claims provide additional protection for our technology. We do not currently license any of the technology contained in our currently commercialized ReWalk Personal 6.0, other than with respect to technology that is generally publicly available, but we may do so in the future.

Patents filed both in the United States and Europe (as well as other countries) generally have a term of 20 years from their earliest effective filing date, although can be slightly longer depending upon a local jurisdiction’s rules and laws. For example, the oldest of our issued patents relating to our tilt-sensor technology was filed in May 2001 in the United States and would typically expire in May 2021. However, this patent actually will expire in April of 2023 due to patent term adjustment (PTA) of 689 days for delays in examination by the United States Patent and Trademark Office.

We currently hold a registered trademark in the United States, Europe, Israel, and the United Kingdom, for the mark “ReWalk”. We currently hold a registered trademark in United States, Europe and the United Kingdom for the mark “ReStore”.

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

Premarket Regulatory Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a premarket approval application (PMA), or issuance of a de novo classification order. Under the FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. Class I devices are those for which reasonable assurance of safety and effectiveness can be assured by adherence to general controls that include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Class I also includes devices for which there is insufficient information to determine that general controls are sufficient to provide reasonable assurance of the safety and effectiveness of the device or to establish special controls to provide such assurance, but that are not life-supporting or life-sustaining or for a use which is of substantial importance in preventing impairment of human health, and that do not present a potential unreasonable risk of illness of injury.

Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish “special controls.” These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, most Class II devices require a 510(k) premarket notification to be marketed in the U.S. As a result, manufacturers of most Class II devices are required to submit to the FDA premarket notifications under Section 510(k) of the FFDCA in order to market or commercially distribute those devices. To obtain 510(k) clearance, a substantial equivalence determination for their devices, manufacturers must submit to the FDA a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, or PMA, meaning, (i) a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, (ii) a device that has been reclassified from Class III to Class II or I, (iii) a device that was found substantially equivalent through the 510(k) process or (iv) a device that was granted marketing authorization through the de novo classification process under section 513(f)(2) of the FFDCA. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the device is not “substantially equivalent” to a previously cleared device, the device is automatically a Class III device. The device sponsor must then fulfill more rigorous premarket approval requirements or can request a risk-based classification determination for the device in accordance with the “de novo” classification process, which is a route to market for medical devices that are low to moderate risk but are not substantially equivalent to a predicate device.

Devices that are intended to be life sustaining or life supporting, devices that are implantable, devices that present a potential unreasonable risk of harm or are of substantial importance in preventing impairment of health, and devices that are not substantially equivalent to a predicate device are placed in Class III and generally require approval of a PMA, unless the device is a pre-amendment device not yet subject to a regulation requiring premarket approval. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FFDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take one year or even longer.

Clinical trials are almost always required to support PMAs and are sometimes required to support 510(k) submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the study, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

In June 2014, the FDA granted our petition for “de novo” classification, and classified ReWalk as a Class II powered exoskeleton device subject to special controls. The ReWalk is intended to enable individuals with spinal cord injuries to perform ambulatory functions under supervision of a specially trained companion, and inside rehabilitation institutions. The special controls established in the de novo classification order for all powered exoskeleton devices include the following: clinical testing to demonstrate safe and effective use considering the level of supervision necessary and the use environment; non-clinical safety and performance testing, including durability testing to demonstrate that the device performs as intended under anticipated conditions of use; a training program; and labeling related to device use and user training. The special controls of this de novo order also apply to competing powered exoskeleton products seeking FDA clearance.

In June 2019, the FDA issued a 510(k) clearance for ReStore which means that the device can be marketed in the U.S. ReStore is intended to be used to assist ambulatory functions in rehabilitation institutions under the supervision of a trained therapist for people with hemiplegia or hemiparesis due to stroke. ReStore complies with special controls for powered exoskeletons as described above. In order for us to market ReStore and ReWalk, we must comply with both these special controls as well as general controls, including controls related to quality, facility registration, reporting of adverse events and labeling. Failure to comply with the general and special controls could lead to removal of ReStore or ReWalk from the market, which would have a material adverse effect on our business.

In June 2022, ReWalk submitted a 510(k) premarket notification for ReWalk Personal 6.0 seeking to enable the stairs functionality and add uses on stairs and curbs to the indication for use for the device in the US. FDA issued a request for additional information, to which ReWalk responded and is pending FDA review.

For more information, see “Part I, Item 1A. Risk Factors-Risks Related to Government Regulation-We are subject to extensive governmental regulations relating to the manufacturing, labeling and marketing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.”

Post-market Regulatory Requirements

After a device is cleared for marketing, numerous regulatory requirements apply. These include:

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

FDA required that ReWalk conduct a post-market surveillance study of the ReWalk device under Section 522 of the FFDCA. We launched our post-market surveillance study with Stanford University during the second quarter of 2016 and in March 2020 the FDA approved a protocol modification that allowed ReWalk to supplement data from the clinical study with real-world evidence. In January 2022, FDA notified ReWalk that the agency had completed its review of the postmarket surveillance report, and that ReWalk had fulfilled the 522 postmarket study requirement.  In accordance with FDA’s request, ReWalk submitted a 510(k) amendment to our original submission to reflect the findings of the study.  FDA acknowledged and closed the amendment in May 2022.

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

Post-Brexit the MDR does not apply in the United Kingdom (except for Northern Ireland, which under the Northern Irish Protocol is bound by certain E.U. laws).  The medical device legislative framework in the United Kingdom is set out in the Medical Devices Regulations 2002.  These Regulations are based on the previous medical device directives of the E.U. but have been amended so that they function properly now the United Kingdom is no longer part of the E.U.  The Medical Devices Regulations 2002 have introduced several changes including (but not limited to) replacing the CE mark with a UKCA marking (although E.U. CE marks will be recognized until June 2024), requiring manufacturers outside of the United Kingdom to appoint a “UK Responsible Person” if they place devices on the Great British market and more wide-ranging device registration requirements.

Sales in other jurisdictions are subject to the foreign government regulations of the relevant jurisdiction, and in most cases, we must obtain approval by the appropriate regulatory authorities before we can commence clinical trials or marketing activities in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required to obtain a marketing authorization in the United States or the CE mark in the E.U. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

U.S. Anti-kickback, False Claims and Other Healthcare Fraud and Abuse Laws

In the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal healthcare programs. These laws apply to manufacturers of products, such as us, with respect to our financial relationship with hospitals, physicians and other potential purchasers or acquirers of our products. The U.S. government has published regulations that identify “safe harbors” or exemptions for certain practices from enforcement actions under the federal anti-kickback statute, and we will seek to comply with the safe harbors where possible. To qualify for a safe harbor, the activity must fit squarely within the safe harbor. Arrangements that do not meet a safe harbor are not necessarily illegal but must be evaluated on a case-by-case basis. A person or entity may be found to violate the anti-kickback statute even absent actual knowledge of this statute or specific intent to violate it. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“FCA”).

The civil FCA prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil FCA has been used to assert liability on the basis of kickbacks and other improper referrals, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not covered by a device’s clearance or approval, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered. In addition, private payors have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the FCA. Intent to deceive is not required to establish liability under the civil FCA. Civil FCA actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil FCA provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into millions of dollars. For these reasons, FCA lawsuits against biopharmaceutical and device companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil FCA liability may further be imposed for known Medicare or Medicaid overpayments that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, conviction or civil judgment for violating the FCA may result in exclusion from federal health care programs, and suspension and debarment from government contracts, and refusal of orders under existing government contracts.

The government may further prosecute conduct constituting a false claim under the criminal FCA. The criminal FCA prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil FCA, requires proof of intent to submit a false claim.

The civil monetary penalties statute is another statute under which medical device companies may potentially be subject to enforcement. Among other things, the civil monetary penalties statue imposes fines against any person who offers to provide remuneration to any individual eligible for benefits under Medicare or Medicaid that the offerer knows or should know is likely to influence the individual to order or receive from a particular provider or supplier of any item or service reimbursable under those programs.

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

The Physician Payments Sunshine Act (“Sunshine Act”) requires annual reporting, by applicable device and drug manufacturers, of covered products, payments and other transfers of value to certain health care providers, and ownership and investment interests held by physicians and their immediate family members.

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

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers.  Certain states also require implementation of commercial compliance programs and compliance with the medical device industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require companies to track and report information related to payments, and other items of value to physicians and other healthcare providers.

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

Coverage and Reimbursement

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, and other third-party payors provide coverage for and establish adequate reimbursement levels for our products. Government authorities, private health insurers, and other organizations generally decide which products and services they will pay for and establish reimbursement levels for healthcare. Medicare is a federally funded program managed by CMS through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. In the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services.

In the United States, the European Union, and other potentially significant markets for our products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. In the United States, it is also common for government and private health plans to use coverage determinations to leverage rebates from labelers to reduce the plans’ net costs. These restrictions and limitations influence the purchase of healthcare services and products and lower the realization on manufacturers’ sales of products.  Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third-party payors may limit coverage to specific therapeutic products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication or might impose high copayment amounts to influence patient choice. Third-party payors also control costs by requiring prior authorization or imposing other restrictions. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy.

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

Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved or that significant price concessions will not be required to avoid restrictive conditions. High health plan co-payment requirements may result in patients seeking alternative therapies. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products or exclusion of our products from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenue from the sale of any approved product candidates.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.

The ACA has been subject to challenges in the courts.  On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress.  On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, but did not invalidate the entire law, and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire ACA.  An appeal was taken to the U.S. Supreme Court, which ruled on June 17, 2021, that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct.  As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Other legislative changes have been proposed and adopted since passage of the ACA. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year.  The Bipartisan Budget Act of 2018 retained the federal budget “sequestration” Medicare payment reductions of 2% and extended it through 2027 unless congressional action is taken, and also increased labeler responsibility for prescription costs in the Medicare Part D coverage gap.  On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further legislative and regulatory changes under the ACA remain possible, although President Biden indicated that he intends to use executive orders to undo changes to the ACA made by the Trump administration and would advocate for legislation to build on the ACA.  It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the ACA or the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, or additional pricing pressures.

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

Suppliers

We have contracted with Sanmina for the sourcing of all components and raw materials necessary for the manufacture of our products although there are instances that we purchase raw materials ourselves. Components of our products and raw materials come from suppliers in the United States, Europe, China, and Israel, and we depend on certain of these components and raw materials, including certain electronic parts, for the manufacture of our products. To date, we have not experienced significant volatility in the prices of these components and raw materials. However, during the pandemic we have seen several specific parts, mainly electronic parts, suffer price increases. Such prices are subject to a number of factors, including purchase volumes, general economic conditions, currency exchange rates, industry cycles, production levels, and scarcity of supply.

We believe that our and Sanmina’s facilities, our contracted manufacturing arrangement, and our supply arrangements are sufficient to support our potential capacity needs for the foreseeable future.

Human Capital

Employees

As of December 31, 2022, we had 56 employees (including full-time and hourly employees), of whom 24 were located in the United States, 17 were located in Israel and 15 were located in Europe. The majority of our employees are, and have been, engaged in sales and marketing activities. We do not employ a significant number of temporary or part time employees.

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

Compensation and Benefits

We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, and a robust employment package that promotes well-being across all aspects of our employees’ lives, including health care, retirement planning, and paid time off. We also invest in the ongoing development of our employees through our internal training programs.

Diversity and Inclusion

We value the diversity of our employees and take pride in our commitment to diversity and inclusion across all levels of our organizational structure. We encourage a diversity of views and strive to create an equal opportunity workplace, including working with managers to develop strategies for building diverse teams and promoting the advancement of employees from diverse backgrounds.

Financial Information about Geographic Areas and Significant Customer Information

The following table sets forth the geographical breakdown of our revenue for each of the years ended December 31, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Revenue based on customer’s location:
Israel	$32	$—
United States	2,303	2,519
Europe	3,057	3,381
Asia-Pacific	115	60
Africa	4	6
Total revenue	$5,511	$5,966

Additional discussion of financial information by reportable segment and geographic area and sales in excess of 10% of total revenue to certain of our customers is contained in Note 13 to our consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report.

Recent Developments

●	Revenue for the fourth quarter of 2022 was $2.2 million, compared to $1.2 million in the fourth quarter of 2021, an increase of 75%;

●	ReWalk submitted first case for Medicare coverage through the Medicare Administrative Contractors (“MACs”) in Q4’22;

●	ReWalk advanced its commercial readiness and finalized plans for expanded Medicare patient access following the satisfactory resolution of the first submitted claim;

●	Since the initiation of share repurchase program in Q3’22, ReWalk has repurchased $3.3 million of ordinary shares; and

●	The cash position remained strong with $67.9 million as of December 31, 2022, with no debt.

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

Risks Related to Our Business and Our Industry

Global, regional, and local economic weakness and uncertainty could adversely affect our demand for our products and services and our business and financial performance.

Our business and financial performance depends on worldwide economic conditions and the demand for our products and services in the markets in which we compete. Ongoing economic weakness, including an economic slowdown or recession, uncertainty in markets throughout the world and other adverse economic conditions, including inflation, changes in monetary policy and increased interest rates, have resulted, and may result in the future, in decreased demand for our products and services and increased expenses and difficulty in managing inventory levels and accurately forecasting revenue, gross margin, cash flows and expenses. Ongoing U.S. federal government spending limits may continue to reduce demand for our products and services from organizations that receive funding from the U.S. government and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services.

Prolonged or more severe economic weakness and uncertainty could also cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice. Poor financial performance of asset markets and the adverse effects of fluctuating currency exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities and the fair value of derivative instruments. Economic downturns also may lead to future restructuring actions and associated expenses.

The COVID-19 pandemic has adversely affected and may continue to materially and adversely impact our business, our operations, and our financial results.

The impact of the COVID-19 pandemic resulted in significant disruptions to the global economy and the capital markets, as well as our business. A significant number of our global suppliers, vendors, distributors, and manufacturing facilities are located in regions that were affected by the pandemic. Those operations were materially adversely affected by restrictive government and private enterprise measures implemented in response to the pandemic, which in turn, negatively impacted our operations.

Shut-downs and other limitations imposed in response to the COVID-19 pandemic adversely affected our ability to identify potential new customers through trade shows and events, engage with our existing customers, conduct product trials with prospective users, deliver ordered units or repair existing systems and provide training for our products to new patients, who largely remained at home during local movement restrictions, and to rehabilitation centers, which temporarily shifted priorities and responses to pandemic-related medical equipment. In addition, staffing shortages within the healthcare system itself resulted in a diminished demand for our SCI Products as the attention of healthcare workers and potential patients turned elsewhere. Some clinics, such as VA clinics, and many other healthcare facilities, enforced in-clinic restrictions, which affected our ability to demonstrate our devices to patients or start training for qualified potential customers,

Although these restrictions have now mostly been lifted, allowing us to restart market development and access programs, we have not seen a full return to pre-pandemic levels, and we believe that our business will continue to be adversely impacted by the effects of the pandemic-related restrictions and shut-downs.

We may not have sufficient funds to meet certain future operating needs or capital requirements, which could impair our efforts to develop and commercialize existing and new products, and as a result, we may in the future consider one or more capital-raising transactions, including future equity or debt financings, strategic transactions, or borrowings which may also further dilute our shareholders or place us under restrictive covenants limiting our ability to operate freely.

We intend to finance our business by close management of our operating expenses until we reach profitable operation using existing cash on hand, issuances of equity and/or debt securities, and other future public or private issuances of securities, cash exercised of outstanding warrants, or through a combination of the foregoing, though we may also consider additional capital raising alternatives, such as entering into a credit facility, if the foregoing alternatives are not available to us or unavailable on reasonable terms. Although we had a cash and cash equivalent of $67.9 million as of December 31, 2022, which we believe will be sufficient to fund our planned operations through at least the next twelve months from the date of this report, if we are incorrect in our assumptions, we may need to raise additional capital sooner than expected or on less favorable terms than what might otherwise be available. Raising additional capital through one or more of these alternatives may further dilute our shareholders or place us under restrictive covenants limiting our ability to operate freely.

Raising additional capital in the public markets could also entail certain downsides. Although we are currently eligible to use our Form S-3, we are limited to selling no more than one-third of our unaffiliated market capitalization, or public float, on Form S-3 in a 12-month period unless our public float rises above $75 million. For more information on our inability to use Form S-3, see “Part II. Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises” below. Additionally, due to these limitations on our use of Form S-3, we may be required to seek other methods for access to capital, such as a registration statement on Form S-1.  The preparation of a registration statement on Form S-1 is, and has in the past, been more time-consuming and costly than using Form S-3. We may also conduct fundraising transactions in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of The Nasdaq Stock Market LLC (“Nasdaq”), or other equity raise transactions such as equity lines of credit. In addition to entailing increased capital costs, any such transactions have historically resulted in and could result in substantial dilution of our shareholders’ interests and may also transfer control to a new investor or diminish the value of an investment in our ordinary shares.

We may also need to pursue strategic transactions, such as joint ventures, in-licensing transactions, or the sale of our business, or all, or substantially all, of our assets if our financial stability is uncertain, and we are unable to raise additional capital effectively. These strategic transactions have in the past and could in the future require significant management attention, disrupt our business, adversely affect our financial results, be unsuccessful or fail to achieve the desired results.

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

As previously disclosed, on October 10, 2022, we received a notification letter (the “Bid Price Letter”) from Nasdaq indicating that we did not satisfy the requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a) (“Rule 5550(a)”) to maintain a minimum bid price of $1.00 per share. We became deficient with Rule 5550(a) as of October 10, 2022 as our closing bid price was less than $1.00 per share for 30 consecutive business days. As in the past, the Bid Price Letter is a notice of deficiency, not delisting, and does not currently affect the listing or trading of ReWalk ordinary shares on The Nasdaq Capital Market.

We have 180 calendar days, or until April 10, 2023, to regain compliance with Rule 5550(a). If at any time before April 10, 2023, the bid price of our ordinary shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have regained compliance. Additionally, we may be eligible for a second 180-day period to satisfy the minimum bid price requirement of Rule 5550(a), if, as of April 10, 2023, we continue to have a market value of publicly held shares of at least $1 million, meet all other initial listing standards of the Nasdaq Capital Market (with the exception of the bid price requirement) and provide written notice of our intention to cure the deficiency during such second compliance period. We intend to monitor closely the closing bid price of our ordinary shares and to consider plans for regaining compliance with Rule 5550(a). While we plan to review all available options, there can be no assurance that we will be able to regain compliance with the applicable rules during the 180-day compliance period, any subsequent extension period, or at all.

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

We are currently engaged in research and development efforts to address the needs of patients with mobility impairments besides paraplegia, such as stroke, and, in the future, we may engage in efforts to address these needs in patients with other conditions such as multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance. In 2019, we commercialized our first product for stroke patients, the ReStore Exo-Suit. For more information, see “Part, Item 1. Business—ReStore Products” above. While our Collaboration Agreement with Harvard for the design, research and develop lightweight exoskeleton system technologies for lower limb disabilities intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications successfully concluded on March 31, 2022, Harvard has licensed to us certain of its intellectual property relating to lightweight exoskeleton system technologies for lower limb disabilities. We are obligated to use commercially reasonable efforts to develop products under the license in accordance with an agreed-upon development plan and to introduce and market such products commercially.

We expect that a portion of our revenue will be derived, in the next few years, from the ReStore soft exo-suit product and, in later years, if we choose to advance the current designs, from other potential new products, such as ReBoot, a home use device for stroke patients, or new products aimed at addressing other medical indications which affect the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance. As such, our future results will depend on our ability to successfully develop and commercialize such new products and to penetrate our targeted markets with our existing ReStore product in larger scale than we have done to date. We cannot ensure that we will be able to introduce new products, products currently under development or products contemplated for future development for additional indications in a timely manner, or at all, as it depends on our available resources to fund such projects, as well as our ability to conduct clinical trials and testing. While we received governmental clearance to market our ReStore product on the anticipated timetable in 2019, obtaining clearance for any other products we may develop could be an extensive, costly, and time-consuming process, which could delay any planned commercialization timelines. For more information on the clearance processes for our products, see “Part I, Item 1. Business—Government Regulation” above.

Harvard may terminate its License Agreement with us if we fail to maintain the requisite insurance or become insolvent. Any such termination of this aspect of the collaboration with Harvard could impair our research and development efforts into lightweight soft suit exoskeleton system technologies for lower limb disabilities such as the ReBoot device which is intended to be used at home by people who suffered a stroke. In addition, we may not be able to clinically demonstrate the medical benefits of our products for new indications. We have limited clinical data demonstrating the benefits of our products and we might not be able to support the economic benefits our products have for our potential customers. We may also be unable to gain necessary regulatory clearances or approvals to enable us to market new products for additional indications or the regulatory process may be more costly and time-consuming than expected, which could adversely impact us given our cash position and ongoing capital requirements.

Even if we are successful in the design and development of new products, our growth and results of operations will depend on our ability to penetrate new markets and gain acceptance and reimbursement coverage in non-SCI markets such as the stroke rehabilitation market, and, in the longer term, the home use device market for stroke-caused lower limb disability, multiple sclerosis, elderly assistance and cerebral palsy patients. We may not be able to gain such market acceptance and coverage for these indications in a timely manner, or at all.

While our new products currently under development will share some aspects of the core technology platform of our current products, their design features and components may differ from our current products. Accordingly, these products will also be subject to the risks described under the Risk Factor titled “We rely on sales of our ReWalk and ReStore systems and related service contracts and extended warranties for our revenue. We may not be able to achieve or maintain market acceptance of our ReWalk or ReStore systems, or to generate sufficient revenue from these current and future products to sustain our operations.” To the extent we are unable to successfully develop and commercialize products to address indications other than paraplegia, we will not meet our projected results of operations and future growth.

We rely on sales of our ReWalk and ReStore systems and related service contracts and extended warranties for our revenue. We may not be able to achieve or maintain market acceptance of our ReWalk or ReStore systems, or to generate sufficient revenue from these current and future products to sustain our operations.

We currently rely, and expect in the future to rely, on sales of our ReWalk Personal, ReWalk Rehabilitation and ReStore systems and related service contracts and extended warranties for our revenue. We began marketing the ReStore lightweight soft exo-suit in 2019 in the United States and the EU (following the receipt of FDA and CE mark clearance) to support mobility for individuals suffering from other lower limb disabilities. Several factors could negatively affect our ability to achieve and maintain market acceptance of our ReWalk system or our ReStore system, which could in turn materially impair our business, financial condition, and operating results.

•
ReWalk. We have sold a limited number of ReWalk systems, and market acceptance and adoption depend on educating people with limited upright mobility and health care providers as to the distinct features, ease-of-use, positive lifestyle impact, and other benefits of ReWalk compared to alternative technologies and treatments. ReWalk may not be perceived to have sufficient potential benefits compared with these alternatives. Users may also choose other therapies due to disadvantages of ReWalk, including the time it takes for a user to put on the device, the slower pace of ReWalk compared to a wheelchair, the weight of ReWalk when carried, which makes it more burdensome for a companion to transport than a wheelchair, the required training, and the requirement that users be accompanied by a trained companion. Also, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend ReWalk until there is sufficient support for the device to convince them to alter the treatment methods they typically recommend, such as expanded reimbursement coverage by payors, and/or recommendations by prominent healthcare providers or other key opinion leaders in the spinal cord injury community that ReWalk is effective in providing identifiable immediate and long-term health benefits.

In the United States, many private third-party payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. We have started the process of obtaining coverage and reimbursement from CMS, and in July 2020, CMS issued a Healthcare Common Procedure Coding System Level II Code for ReWalk Personal Exoskeleton (effective October 1, 2020). These codes are used to identify medical products and supplies and to facilitate insurance claim submissions and processing for these items. However, while we believe that any potential positive coverage and reimbursement response by CMS will result in a response of expanded coverage by private insurers, we cannot currently predict how long it would take for us to receive a coverage decision from CMS for any of our products, or if at all. Additionally, we cannot predict other approval terms that will be decided by CMS such as the price per unit or product labeling requirements should we achieve approval. Even with a positive coverage and reimbursement response from CMS regarding a product of ours, future action by CMS or other government agencies may diminish possible payments to physicians, outpatient centers and/or hospitals that purchase our products for use by their patients and possible payments to individuals who purchase the ReWalk Personal for their own use. Additionally, a decision by CMS to provide reimbursement could influence other payors, including private insurers. If CMS declines to provide for reimbursements of our products or if its reimbursement price is lower than that of other payors, our products may not be reimbursed at a cost-effective level or at all. Those private third-party payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for purchase of our products or their use in a hospital or rehabilitative setting. In addition, we expect that the purchase of ReWalk Rehabilitation systems and the ReStore system, as it is currently being sold for use in rehabilitative settings, will require the approval of senior management at hospitals or rehabilitation facilities, inclusion in the hospitals’ or rehabilitation facilities’ budget process for capital expenditures, and in the case of ReWalk Personal, fundraising, and financial planning or assistance.

•
ReStore. The ReStore system is designed to provide advantages to stroke rehabilitation clinics and therapists as compared to other traditional therapies and devices by minimizing setup time, improving patients’ clinical results during therapy, supplying real-time analytics to optimize session productivity, and generating ongoing data reports to assist with tracking patient progress Since the ReStore device is currently only indicated for use in the rehabilitative clinical setting, its market reception will depend heavily on our ability to demonstrate to clinics and therapists the systemic and economic benefits of using the ReStore device, its clinical advantage when compared to other devices or manual therapy, the functionality of the device for a significant portion of the patients that they treat and the overall advantages that the device provides to their patients compared to other technologies. Because the ReStore system is only indicated for use in a clinical setting and we received FDA approval and CE clearance in 2019, close in time to the start of the COVID-19 pandemic, the overall sales of the system have been lower than originally anticipated, as many healthcare providers and rehabilitation centers have shifted focus from the clinical setting to at-home therapies and are generally less open for introduction of new technologies such as the ReStore.

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

The National Spinal Cord Injury Statistical Center (“NSCISC”) estimates that as of 2021 there were 296,000 people in the United States living with SCI, and that the annual incidence of SCI cases is approximately 17,900 new cases per year. Based on information from a 2021 report by the NSCISC, 40% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5.  Four published ReWalk trials with respect to such eligible SCI patients had an aggregate screening acceptance rate of 50% considering all current FDA limitations, resulting in an estimated 20% of the total population of SCI patients being qualified candidates for current ReWalk products under its medical labeling criteria. There may be other permanent or short-term factors that affect the market size such as the ability to participate in the training program, the ability to use the device in the user’s current home environment as well as available companion support. With regards to our ReStore product for stroke rehabilitation, as the indication of use is currently in rehabilitation clinics our target market is based on the number of current and future clinics who treat stroke patients. Although there are thousands of inpatient, outpatient and rehabilitation clinics providing therapy in the U.S. for example, we currently see that only a limited portion of the clinics have decided to include ReStore in their stroke rehab program. For more information on our expectations regarding these plans, see “—Our future growth and operating results will depend on our ability to develop and commercialize new products and penetrate new markets” below. For more information regarding the potential market for future products, including our lightweight soft suit exoskeleton, see “Part I, Item 1. Business—ReWalk Personal and ReWalk Rehabilitation Products—Market Opportunity” above.

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

We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors, which risk may be heightened if insurers find the products to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenue that are high enough to allow us to sell our products profitably.

We expect that in the future a significant source of payment for ReWalk systems will be private insurance plans and managed care programs, government programs such as the VA, CMS, workers’ compensation plans, and other third-party payors.

In December 2015, the VA issued a national reimbursement policy for the ReWalk system, which entails the evaluation, training and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. Additionally, in September 2017, German insurer Barmer signed a confirmation and letter of agreement regarding the provision of ReWalk systems for all qualifying beneficiaries and the German national social accident insurance provider DGUV indicated that its member payors will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis. However, no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among third-party payors in the United States, although reimbursement may be achieved on a case-by-case basis. To date, payments for our products, which are largely for our ReWalk systems, have been made primarily through case-by-case determinations by third-party payors (including several private insurers in the United States), by self-payors and, to a lesser extent, through the use of funds from insurance and/or accident settlements.

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

In the United States, many private third-party payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. We have started the process of obtaining coverage and reimbursement from CMS, and in July 2020, CMS issued a Healthcare Common Procedure Coding System Level II Code for ReWalk Personal Exoskeleton (effective October 1, 2020). These codes are used to identify medical products and supplies and to facilitate insurance claim submissions and processing for these items. However, while we believe that any potential positive coverage and reimbursement response by CMS will result in a response of expanded coverage by private insurers, we cannot currently predict how long it would take for us to receive a coverage decision from CMS for any of our products, or if at all. Additionally, we cannot predict other approval terms that will be decided by CMS such as the price per unit or product labeling requirements should we achieve approval. Even with a positive coverage and reimbursement response from CMS regarding a product of ours, future action by CMS or other government agencies may diminish possible payments to physicians, outpatient centers and/or hospitals that purchase our products for use by their patients and possible payments to individuals who purchase the ReWalk Personal for their own use. Additionally, a decision by CMS to provide reimbursement could influence other payors, including private insurers. If CMS declines to provide for reimbursements of our products or if its reimbursement price is lower than that of other payors, our products may not be reimbursed at a cost-effective level or at all. Those private third-party payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for purchase of our products or their use in a hospital or rehabilitative setting. In addition, we expect that the purchase of ReWalk Rehabilitation systems and the ReStore system, as it is currently being sold for use in rehabilitative settings, will require the approval of senior management at hospitals or rehabilitation facilities, inclusion in the hospitals’ or rehabilitation facilities’ budget process for capital expenditures, and in the case of ReWalk Personal, fundraising, and financial planning or assistance.

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

When an exoskeleton is used by a paralyzed individual to walk, the individual relies completely on the exoskeleton to hold him or her upright. Between 2013 and 2021, we submitted medical device reports, or MDRs, to the FDA (and equivalent authorities outside of the United States) relating to reports of falls and fractures of individuals using the ReWalk Personal system.  We conducted a voluntary correction related to certain use instructions in the device’s labeling, which the FDA classified as a Class II recall.  The recall was closed in November 2019, and the FDA cleared our 510(k) containing revised instructions for use in May 2020.

In addition, our products incorporate sophisticated computer software and hardware. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. If any part of our product’s hardware or software were to fail, the user could experience death or serious injury. For example, in 2021 ReWalk submitted medical device reports to the FDA and medical device vigilance reports to the European regulatory authorities and initiated a correction in response to two complaints regarding battery thermal runaway events. The correction that includes clarification of previous instructions and additional information on battery operation and storage is closed in Europe and in the United States. ReWalk has separately initiated a design project to improve power management and battery operation during charge and discharge, and this project remains in process. Additionally, users may not use or maintain our products in accordance with safety, storage, and training protocols, which could enhance the risk of death or injury. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, the need for additional regulatory filings, product recalls, increased service and warranty costs, product liability claims, and loss of revenue relating to hardware or software defects.

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

Although we were incorporated in 2001, we did not begin selling ReWalk Rehabilitation until 2011, and we did not begin selling ReWalk Personal in Europe until 2012. We began selling ReWalk Personal in the United States in the third quarter of 2014, after receiving FDA clearance to do so in June 2014. We began selling our ReStore product in the United States and Europe in June 2019 following receipt of FDA clearance and CE mark, respectively. However, due to a shift to at-home therapies brought on by the ongoing COVID-19 pandemic and the challenges associated with marketing and selling our products during the pandemic, as described elsewhere in this report, we have had a limited ability to engage with potential SCI Product and ReStore purchasers over the past three years, which has resulted in lower sales than originally anticipated. In addition, we are actively working toward, but have not yet achieved, meaningful coverage and reimbursement for our SCI products from third party payors, which is generally a barrier to wider market acceptance. Due to the challenges brought on by the COVID-19 pandemic and those associated with entry into the markets in which we operate, although we have been a revenue generating company since 2011, we have a limited operating history and sales experience upon which you can evaluate our business plan and prospects in comparison to other larger or more established companies developing products to treat spinal cord injuries or rehabilitative treatments for lower limb disability due to stroke. Our business plan and prospects must be considered in light of the potential problems, delays, uncertainties and complications encountered in connection with a more newly established business in comparison to larger or more established companies that operate in our targeted markets. The risks include, but are not limited to, that:

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

If we are unable to leverage our sales, marketing, and training infrastructure we may fail to increase our sales.

A key element of our long-term business strategy is the continued leveraging of our sales, marketing, training, and reimbursement infrastructure, through the training, retention, and motivation of skilled sales and marketing representatives and reimbursement personnel with industry experience and knowledge. Our ability to derive revenue from sales of our products depends largely on our ability to market the products and obtain reimbursements for them. In order to continue growing our business efficiently, we must therefore coordinate the development of our sales, marketing, training and reimbursement infrastructure with the timing of regulatory approvals, decisions regarding reimbursements, limited resources consideration and other factors in various geographies. Managing and maintaining our sales and marketing infrastructure is expensive and time consuming, and an inability to leverage such an organization effectively, or in coordination with regulatory or other developments, could inhibit potential sales and the penetration and adoption of our products into both existing and new markets. However, certain decisions we make regarding staffing in these areas in our efforts to maintain an adequate spending level could have unintended negative effects on our revenue, such as by weakening our sales infrastructure, impairing our reimbursement efforts and/or harming the quality of our customer service.

Additionally, we expect to face significant challenges as we manage and continue to improve our sales and marketing infrastructure and work to retain the individuals who make up those networks. Newly hired sales representatives require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, if we are not able to retain existing and recruit new trainers to our clinical staff, we may not be able to successfully train customers on the use of ReWalk or ReStore, which could inhibit new sales and harm our reputation. If we are unable to expand our sales, marketing, and training capabilities, we may not be able to effectively commercialize our products, or enhance the strength of our brand, which could have a material adverse effect on our operating results.

The health benefits of our products have not been substantiated by long-term clinical data, which could limit sales of such products.

Although published research and users of our ReWalk products have reported the secondary health benefits of our ReWalk products such as a reduction in pain and spasticity, improved bowel and urinary tract functions and emotional and psychosocial benefits, among others, currently there is no large scale, randomized clinical trial establishing the secondary health benefits of ReWalk products due to the relatively small size of the applicable user population. There is also a lack of randomized clinical data for such health benefits of the ReStore-specifically its long-term benefits following the usage of the product within the clinic as the trials conducted to date using this product are limited.

As a result, potential customers and healthcare providers may be slower to adopt or recommend ReWalk products or ReStore and third-party payors may not be willing to provide coverage or reimbursement for our products. In addition, future studies or clinical experience may indicate that treatment with our current or future products is not superior to treatment with alternative products or therapies. Such results could slow the adoption of our products and significantly reduce our sales.

We depend on a single third-party supplier to manufacture our products, and we rely on a limited number of third-party suppliers for certain components of our products.

We have contracted with Sanmina Corporation (“Sanmina”), a well-established contract manufacturer with expertise in the medical device industry, for the manufacture of all our products and the sourcing of all of our components and raw materials. Pursuant to this contract, Sanmina manufactures ReWalk and ReStore, pursuant to our specifications, at its facility in Ma’alot, Israel. We may terminate our relationship with Sanmina at any time upon written notice. In addition, either we or Sanmina may terminate the relationship in the event of a material breach, subject to a 30-day cure period. For our business strategy to be successful, Sanmina must be able to manufacture our products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and quality levels, and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of Sanmina to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, and potentially have the capabilities to manufacture our products in-house, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Moreover, the failure of Sanmina to comply with applicable regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties.

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

Our results of operations and liquidity could be adversely impacted by supply chain disruptions and operational challenges faced by our manufacturer or suppliers. Sanmina generally uses a small number of suppliers for ReWalk and ReStore. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality, and delivery schedules. Such risks are heightened in light of the interruptions in supply chains and distribution networks related to the COVID-19 pandemic. For example, as a result of  the COVID-19 pandemic, we have seen several components, mainly electronic parts, experience price increases. If any one or more of our suppliers ceases to provide sufficient quantities of components in a timely manner or on acceptable terms, Sanmina would have to seek alternative sources of supply or accept price increase as we have seen during the pandemic. It may be difficult to engage additional or replacement suppliers in a timely manner. Failure of these suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Sanmina also may have difficulty obtaining similar components from other acceptable suppliers, which could require Sanmina to cease using the components, seek alternative components or technologies and we could be forced to modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory clearances or approvals. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

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

There are several other companies developing technology and devices that compete with our products. Our principal competitors in the medical exoskeleton market consist of Ekso Bionics, Rex Bionics, Cyberdyne, FREE Bionics, Wandercraft, and others. These companies have products currently available for institutional use and in some cases personal use. We expect some of such products to become available for personal use in the next few years especially as we continue to expand coverage by different payors and geographies. In addition, we compete with alternative devices and alternative therapies, including treadmill-based gait therapies, such as those offered by DIH (formerly known as Hocoma), AlterG, Aretech, Reha Technology, and Bioness, which is a unit of Bioventus. Our competitor base may change or expand as we continue to develop and commercialize our soft suit exoskeleton product in the future. These or other medical device or robotics companies, academic and research institutions, or others, may develop new technologies or therapies that provide a superior walking and usage experience, are more effective in treating the secondary medical conditions that we target or are less expensive than ReWalk, ReStore or future products. Our technologies and products could be rendered obsolete by such developments. We may also compete with other treatments and technologies that address the secondary medical conditions that our products seek to mitigate.

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

We utilize independent distributors who are free to market other products that compete with ours.

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

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, business acquisitions or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenue.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, business acquisitions, partnerships or other arrangements to develop our products and to pursue new geographic or product markets. Proposing, negotiating, and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenue and could be terminated prior to developing any products. For example, we have entered into agreements with MediTouch and MYOLYN for the distribution of their products in the U.S. After several years of commercial collaboration, we determined that the agreement with MediTouch would not yield commercially acceptable results for us and we terminated the agreement as of January 31, 2023. Similarly, the distribution arrangement with MYOLYN or other new future arrangements may not be as productive or successful as we hope.

On May 16, 2016, we entered into the Collaboration Agreement and License Agreement with Harvard. Pursuant to the Collaboration Agreement, we have agreed to collaborate with Harvard for the research, design, development, and commercialization of lightweight exoskeleton system technologies for lower limb disabilities, aimed to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. The Collaboration Agreement concluded on March 31, 2022.  The License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. For more information on the collaboration with Harvard, see “Research and Development-Research and Development Collaborations”.

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

We have no current commitments with respect to any acquisition or licensing. We do not know if we will be able to identify such acquisitions or licensing we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms, or at all, or whether we will be able to successfully integrate any acquired products or technologies. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results, and financial condition.

Risks Related to Government Regulation

Although the FDA granted Breakthrough Device Designation status to both our new ReBoot device and the ReWalk with stair functionality, this designation does not guarantee regulatory clearance, or a speedier clearance timeline.

In November 2021, the FDA granted Breakthrough Device Designation status to ReBoot, a personal soft exo-suit for home and community use by individuals post-stroke.  In May 2021, the FDA granted Breakthrough Device Designation status to the ReWalk with stair functionality.

The Breakthrough Devices Program is a voluntary program for certain medical devices and device-led combination products that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. It is available for devices and device-led combination products which are subject to review under a PMA, 510(k), or de novo classification request. The Breakthrough Devices Program offers manufacturers an opportunity to interact with the FDA's experts through several different program options to efficiently address topics as they arise during the premarket review phase, which can help them receive feedback from the FDA and identify areas of agreement in a timely way. The program also provides manufactures prioritized review of their premarket submission.

However, achieving Breakthrough Device Designation status does not guarantee regulatory clearance or approval or a speedier clearance or approval timeline.  We have not yet submitted a premarket submission to the FDA or any foreign regulatory agency for clearance or other marketing authorization of ReBoot.

U.S. healthcare reform measures and other potential legislative initiatives could adversely affect our business.

Recent political changes in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, global trade, and government policy that could substantially impact our business and the medical device industry generally. Certain proposals, if enacted into law, could impose limitations on the prices we will be able to charge for our ReWalk system or any products we may develop and offer in the future, or the amounts of reimbursement available for such products from governmental agencies or third-party payors. Additionally, any reduction in reimbursement from Medicare or other government-funded federal programs, including the VA, or state healthcare programs could lead to a similar reduction in payments from private commercial payors. The FDA’s policies may also change, and additional government regulations may be issued that could prevent, limit, or delay regulatory approval of our future products, or impose more stringent product labeling and post-marketing testing and other requirements.

Further legislative and regulatory changes under the ACA remain possible, although President Biden indicated that he intends to use executive orders to undo changes to the ACA made by the Trump administration and would advocate for legislation to build on the ACA.  It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the ACA or the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

In January 2021, CMS issued a rule creating a new pathway for Medicare coverage of medical devices designed by FDA as breakthrough.  This pathway, the “Medicare Coverage of Innovative Technology (MCIT),” provided for national coverage for on-label uses of such devices for four years.  However, in November 2021, CMS reversed course, and rescinded the rule due primarily to clinical evidence concerns.

Other legislative changes have been proposed and adopted since passage of the ACA. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2% per fiscal year. This 2% reduction was temporarily suspended during the pandemic, but has since been reinstated and, unless Congress and/or the Administration take additional action, will begin to increase gradually starting in April 2030, reaching 4% in April 2031, until sequestration ends in October 2031. The Bipartisan Budget Act of 2018 increased labeler responsibility for prescription costs in the Medicare Part D coverage gap.  On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Our sales and marketing efforts, as well as promotions, are subject to various laws and regulations. Medical device promotions must be consistent with and not contrary to labeling and the indication for use, be truthful and not false or misleading, and be adequately substantiated. In addition to the requirements applicable to 510(k)-cleared products, we may also be subject to enforcement action in connection with any promotion of an investigational new device. A sponsor or investigator, or any person acting on behalf of a sponsor or investigator, may not represent in a promotional context that an investigational new device is safe or effective for the purposes for which it is under investigation or otherwise promote the device.

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

In June 2014, the FDA granted our petition for “de novo” classification, which provides a route to market for medical devices that are low to moderate risk, but are not substantially equivalent to a predicate device, and classified ReWalk as Class II powered exoskeleton device subject to certain special controls. The ReWalk is intended to enable individuals with spinal cord injuries to perform ambulatory functions under supervision of a specially trained companion, and inside rehabilitation institutions. The special controls established in the de novo order for all powered exoskeletons include the following: clinical testing to demonstrate safe and effective use considering the level of supervision necessary and the use environment; non-clinical safety and performance testing, including durability testing to demonstrate that the device performs as intended under anticipated conditions of use; a training program; and labeling related to device use and user training. In order for us to market ReWalk, we must comply with both general controls, including controls related to quality, facility registration, reporting of adverse events and labeling, and the special controls established for the device. Failure to comply with these requirements could lead to an FDA enforcement action, which would have a material adverse effect on our business.

In June 2019, the FDA issued a 510(k) clearance for our ReStore device. ReStore is intended to be used to assist ambulatory functions in rehabilitation institutions under the supervision of a trained therapist for people with hemiplegia or hemiparesis due to stroke who have a specified amount of ambulatory function. In order for us to market ReStore and ReWalk, we must comply with both general controls, including controls related to quality, facility registration, reporting of adverse events and labeling, and the special controls established for powered exoskeleton devices as described above. Failure to comply with these requirements could lead to an FDA enforcement action, which would have a material adverse effect on our business.

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

Following the introduction of a product, the governmental agencies will periodically inspect our manufacturing processes and quality controls, and we are under a continuing obligation to ensure that all applicable regulatory requirements continue to be met. The process of complying with the applicable good manufacturing practices, adverse event reporting and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing, or sale of our devices. In addition, if we fail to comply with applicable regulatory requirements, it could result in fines, closure of manufacturing sites, seizures or recalls of products and damage to our reputation, as well as enforcement actions against us. For example, the FDA could request that we recall our ReWalk Personal 6.0 or ReStore device in case of product defects or require us to conduct post-market surveillance studies. If we fail to recall the device and/or conduct requested postmarket surveillance studies to FDA’s satisfaction, we could be subject to FDA enforcement action.

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

We and our manufacturer Sanmina are required to comply with the FDA’s QSR which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of our products. We, Sanmina, and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we or our distributors market our products abroad. We continue to monitor our quality management to improve our overall level of compliance. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If our facilities or those of Sanmina or our suppliers are found to be in violation of applicable laws and regulations, or if we, Sanmina, or our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications or repair, replacement, or refunds;

●	operating restrictions or partial suspension or total shutdown of production;

●	recalls, withdrawals, or administrative detention or seizure of our products;

●	denials or delays of approvals for pre-market approval applications relating to new products or modified products;

●	withdrawals of a PMA approvals;

●	refusal to provide Certificates for Foreign Government;

●	refusal to grant export approval for our products; or

●	pursuit of criminal prosecution.

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

U.S. federal and state laws, including the federal Sunshine Act, and the implementation of Open Payments regulations under the Sunshine Act, require medical device companies to disclose certain payments or other transfers of value made to certain healthcare providers or funds spent on marketing and promotion of medical device products. Further, some state laws require medical device companies to report information related to payments to physicians and other health care providers or marketing expenditures. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales offerings and other interactions with health care providers, including discount practices, customer support, education and training programs and physician consulting and other service arrangements, including those with marketers and sales agents. We may face significant costs in attempting to comply with these laws and regulations. If we are found to be in violation of any of these requirements or any actions or investigations are instituted against us, those actions could be costly to defend and could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal healthcare programs or other sanctions, and damage to our reputation or business.

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

There are a number of federal, state and foreign laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services, or HHS, promulgated patient privacy rules under HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Additionally, the E.U. General Data Protection Regulation (the “GDPR”), which took effect in 2018, imposes more stringent data protection requirements and will provide for greater penalties for noncompliance. Thus, with respect to our operations in Europe, the GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Additionally, if we or any of our service providers are found to be in violation of the promulgated patient privacy rules under HIPAA or the GDPR, we could be subject to civil or criminal penalties, which could be substantial and could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results.

In addition, a number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (“CCPA”) which, among other things, contains new obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. Meanwhile, other states have considered privacy laws like the CCPA.  Furthermore, it is anticipated that the California Privacy Rights Act of 2020, effective January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law.  We will continue to monitor and assess the impact of state law developments, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

We are also subject to the requirement of Section 1502 of the Dodd-Frank Act and SEC rules related thereto to conduct due diligence and disclose and report on whether certain minerals and metals, known as “conflict minerals,” are contained in our products and whether they originate from the Democratic Republic of Congo and certain adjoining countries.  Each year our management team devotes significant time to conduct the required due diligence, and we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of all conflict minerals used in our products through the procedures we implement.

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

Additionally, we have access to sensitive customer information in the ordinary course of business. If a significant data breach occurred, our reputation may be adversely affected, customer confidence may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse effect on us. For more information, see “—Risks Related to Government Regulation.  If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.” above.

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

We also have taken precautions to initiate reasonable safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary information, which could lead to the loss or impairment thereof or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. In addition, unauthorized parties may attempt to copy or reverse engineer certain aspects of our products that we consider proprietary, or our proprietary information may otherwise become known or may be independently developed by our competitors or other third parties. If other parties are able to use our proprietary technology or information, our ability to compete in the market could be harmed. Further, unauthorized use of our intellectual property may have occurred, or may occur in the future, without our knowledge.

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

As of February 23, 2023, 19,414,215 ordinary shares were issuable pursuant to the exercise of warrants, with exercise prices ranging from $1.25 to $9.375 per warrant, issued in private and registered offerings of ordinary shares and warrants in November 2016, November 2018, February 2019, April 2019, June 2019, February 2020, July 2020, December 2020, February 2021 and September 2021. We have registered with the SEC all of these warrants and/or the resale of the shares issuable upon their exercise. There were also 6,679 ordinary shares issuable pursuant to the exercise of warrants granted to Kreos Capital V (Expert Fund) Limited (“Kreos”), in connection with the December 30, 2015 signed loan agreement (the “Loan Agreement”) in January and December 2016, with an exercise price that is now set to $7.50 per warrant. For more information, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises”, in each case below.

All shares sold pursuant to an offering covered by a registration statement would be freely transferable. With respect to the outstanding warrants, there may be certain restrictions on the holders to sell the underlying ordinary shares to the extent they are restricted securities, held by “affiliates” or would exceed certain ownership thresholds. Certain of our largest shareholders, may also have limitations under Rule 144 under the Securities Act on the resale of certain ordinary shares they hold unless they are registered for resale under the Securities Act. Despite these limitations and the liquidity that we may gain from cash exercises of outstanding warrants, if we, our existing shareholders, or their affiliates sell a substantial number of the above-mentioned ordinary shares in the public market, the market price of our ordinary shares could decrease significantly. Shareholders may also incur substantial dilution if holders of our warrants exercise their warrants to purchase ordinary shares, which could lower the market price of our ordinary shares. Any such decrease could impair the value of your investment in us.

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

We have historically used, and continue to use, our ordinary shares as a means of both rewarding our employees, non-employee directors, and consultants and aligning their interests with those of our shareholders. As of December 31, 2022, 5,733,730 ordinary shares remained available for issuance to our and our affiliates’ respective employees, non-employee directors, and consultants under our equity incentive plans, including 2,799,051 ordinary shares subject to outstanding awards (consisting of outstanding options to purchase 43,994 ordinary shares and 2,755,057 ordinary shares underlying unvested RSUs, and we may seek to increase the number of shares available under our equity incentive plans in the future. For more information, see Note 8b to our consolidated financial statements for the year ended December 31, 2022, below.

Additionally, to the extent registered on a Form S-8, ordinary shares granted or issued under our equity incentive plans will, subject to vesting provisions, lock-up restrictions, and Rule 144 volume limitations applicable to our “affiliates,” be available for sale in the open market immediately upon registration. Further, as of December 31, 2022, there were 19,420,894 ordinary shares underlying issued and outstanding warrants, which if exercised for ordinary shares, could decrease the net tangible book value of our ordinary shares and cause dilution to our existing shareholders. Sales of a substantial number of the above-mentioned ordinary shares in the public market could result in a significant decrease in the market price of our ordinary shares and have a material adverse effect on an investment in our ordinary shares.

If we do not meet the expectations of equity research analysts, if any, if the sole remaining equity analyst following our business does not continue to publish research or reports about our business, or if the analyst issues unfavorable commentary or downgrade our ordinary shares, the price of our ordinary shares could decline. Additionally, we may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our ordinary shares to decline in value.

There is currently one equity analyst publishing research reports about our business, and we are currently seeking to attract additional coverage. If our results of operations are below the estimates or expectations of our sole analyst or consensus assuming we have some analysts and investors, our share price could decline. Moreover, the price of our ordinary shares could decline if one or more securities analysts downgrade our ordinary shares or if analysts issue other unfavorable commentary or stop publishing research or reports about us or our business (as has occurred over time, with a decrease in the number of analysts following us from five in 2014 to one in 2022). Given that there is only one analyst that currently covers our business, we face an increased risk that such analyst’s evaluation of our business, if less than positive, will cause a larger decline in our stock price than would otherwise be the case if we had multiple analysts covering our business.

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

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which allows us to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we may continue to use reduced compensation disclosure obligations, and, provided we are also a “non-accelerated filer,” we will not be obligated to follow the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain a smaller reporting company until the last day of the fiscal year in which we have at least $100 million in revenue and at least $700 million in aggregate market value of ordinary shares held by non-affiliated persons and entities (known as “public float”), or, alternatively, if our revenue exceed $100 million, until the last day of the fiscal year in which our public float was at least $250.0 million (in each case, with respect to public float, as measured as of the last business day of the second quarter of such fiscal year).  For the year ended December 31, 2022, we recorded revenue of approximately $5.5 million.

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

Based on our gross income and assets, the market price of our ordinary shares, and the nature of our business, we were not PFIC for the taxable year ended December 31, 2022. However, this determination is subject to uncertainty. In addition, there is a significant risk that we may be a PFIC for future taxable years, unless the market price of our ordinary shares increases, or we reduce the amount of cash and other passive assets we hold relative to the amount of non-passive assets we hold. Accordingly, no assurances can be made regarding our PFIC status in one or more subsequent years, and our U.S. counsel expresses no opinion with respect to our PFIC status in the taxable year ended December 31, 2022, or the current year 2023, and also expresses no opinion with respect to our predictions or past determinations regarding our PFIC status in the past or in the future.

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

Our ordinary shares were first publicly offered in our initial public offering in September 2014, at a price of $300.00 per share, and our ordinary shares have subsequently traded as high as $1,092.75 per share and as low as $0.41 per share through February 23, 2023. All prices have been adjusted to reflect our 25-to-1 reverse stock split, which we effected in 2019. The market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors. Moreover, while there is no established public trading market for the warrants offered in our follow-on public offerings, and we do not expect one to develop, our ordinary shares will be issuable pursuant to exercise of these warrants. Because the warrants are exercisable into our ordinary shares, volatility, or a reduction in the market price of our ordinary shares could have an adverse effect on the trading price of the warrants. Factors which may cause fluctuations in the price of our ordinary shares include, but are not limited to:

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

Recent political uprisings, social unrest, and violence in various countries in the Middle East and North Africa, including Israel’s neighbors Lebanon, Egypt, and Syria, are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries and has raised concerns regarding security in the region and the potential for armed conflict. Our commercial insurance covers some, but not all, losses that may occur as a result of an event associated with the security situation in the Middle East. Any losses or damages incurred by us could have a material adverse effect on our business. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among parties hostile to Israel in areas that neighbor Israel, such as the Syrian government, Hamas in Gaza and Hezbollah in Lebanon. Any armed conflicts, terrorist activities or political instability in the region could materially and adversely affect our business, financial condition, and results of operations.

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

From our inception through December 31, 2022, we received a total of $2.3 million from the Israel Innovation Authority, or the IIA. We may in the future apply to receive additional grants from the IIA to support our research and development activities. With respect to some grants that were royalty-bearing grants, we are committed to paying royalties at a rate of 3.0% on sales proceeds up to the total amount of grants received, linked to the dollar, and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even after payment in full of these amounts, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research, Development and Technological Innovation Law, 1984, or the R&D Law, and related regulations, with respect to those past grants. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and of the manufacturing or manufacturing rights of such products, technologies, or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approvals at all.

Furthermore, the consideration available to our shareholders in a future transaction involving the transfer outside of Israel of technology or know-how developed with IIA funding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the IIA.

In addition to the above, any non-Israeli citizen, resident or entity that, among other things, (i) becomes a holder of 5% or more of our share capital or voting rights, (ii) is entitled to appoint one or more of our directors or our chief executive officer or (iii) serves as one of our directors or as our chief executive officer (including holders of 25% or more of the voting power, equity or the right to nominate directors in such direct holder, if applicable) is required to notify the IIA and undertake to comply with the rules and regulations applicable to the grant programs of the IIA, including the restrictions on transfer described above. Such notification will be required in connection with the investment being made by an investor which may discourage or limit investments from foreign investors in our company.

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

In April 2021, following the receipt of shareholder approval, we amended our articles of association to increase the Company’s authorized share capital. As a result of this increase, the Company is now authorized to issue 120,000,000 ordinary shares, of which 59,480,132 ordinary shares were outstanding as of February 23, 2023. The objective of the increase in authorized share capital was to maintain our flexibility to raise money in the capital markets, including in the event of a reduction in the value of our shares.

Although the purpose of the increase in authorized share capital was to preserve our capital-raising position, these additional shares may also be issued in the future for other purposes, such as compensation, or equity-based mergers, acquisition or licensing deals, giving rise to further opportunities for dilution. Future issuances of ordinary shares will dilute the voting power and ownership of our existing shareholders, and, depending on the amount of consideration received in connection with the issuance, could also reduce shareholders’ equity on a per-share basis. Due to the increase in authorized capital, the dilution to the ownership interest of our existing shareholders may be greater than would occur had the increase not taken place.

The newly available authorized shares resulting from the increase in authorized share capital may have the potential to limit the opportunity for our shareholders to dispose of their ordinary shares at a premium. We currently do not have any acquisitions or other major transactions planned that would require us to increase our authorized share capital, and our Board of Directors does not intend to use the increase of the newly authorized reserve as an anti-takeover device. However, the authorized shares could, in theory, also be used to resist or frustrate a third-party transaction that is favored by a majority of the independent shareholders (for example, by permitting issuances that would dilute the share ownership of a person seeking to effect a change in the composition of our Board of Directors or management of the Company or contemplating a tender offer or other transaction for the combination of the Company with another company).

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

In recent years, certain Israeli issuers listed on United States exchanges have been faced with governance-related demands from activist shareholders, unsolicited tender offers and proxy contests. Given our relatively low market cap and cash balance we might be an attractive target for such activists. In connection with our 2022 Annual General Meeting of Shareholders, Creative Value Capital Limited Partnership (“CVC”), which claimed to hold approximately three percent of our outstanding shares, nominated two candidates for election to our Board of Directors and submitted two additional proposals (including amendments to our Articles of Association) for approval at our 2022 Annual General Meeting of Shareholders held on July 27, 2022. Although none of CVC’s proposals were approved at the meeting, addressing and responding to such proposals was significantly costly and time-consuming, and diverted the attention of our management and employees.

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

The U.S. dollar is our functional and reporting currency. However, we pay a significant portion of our expenses in NIS and in euro, and we expect this to continue. As a result, we are exposed to exchange rate risks that may materially and adversely affect our financial results. Accordingly, any appreciation of the NIS or euro relative to the U.S. dollar would adversely impact our net loss or net income, if any. For example, If the NIS appreciates against the U.S. dollar or if the value of the NIS declines against the U.S. dollar at a time when the rate of inflation in the cost of Israeli goods and services exceeds the rate of decline in the relative value of the NIS, then the U.S. dollar cost of our operations in Israel would increase and our results of operations could be materially and adversely affected.

Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the U.S. dollar. For example, while the NIS devalued against the U.S. dollar at a rate of approximately 4% during the fiscal year 2022, during the year 2021 and 2020 the NIS appreciated against the U.S. dollar at a rate of approximately 3% and 7%, respectively. The Israeli annual rate of inflation amounted to 5.3%, 1.5%, and negative 0.6% for the years ended December 31, 2022, 2021 and 2020, respectively.

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

We are subject to a complex system of laws and regulations related to international trade, including economic sanctions and export control laws and regulations. We also depend on our distributors and agents for compliance and adherence to local laws and regulations in the markets in which they operate. Significant political or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the presidential administration in the United States or the U.K.’s exit from the E.U. (known as “Brexit”), are difficult to predict and may have a material adverse effect on us. For example, in the United States, the Trump administration-imposed tariffs on imports from China, Mexico, Canada, and other countries, and expressed support for greater restrictions on free trade and increase tariffs on goods imported into the United States. Changes in U.S. political, regulatory, and economic conditions or in its policies governing international trade and foreign manufacturing and investment in the United States could adversely affect our sales in the United States.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (the “IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our ordinary shares. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

In addition, foreign governments may enact tax laws in response to the changes in the rules dealing with U.S. federal, state and local income taxation or otherwise that could result in further changes to global taxation and materially affect our financial position and results of operations. The uncertainty surrounding the effect of the reforms on our financial results and business could also weaken confidence among investors.

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

During our 2022 taxable year, we believe that we had one shareholder that was a Ten Percent Shareholder for U.S. federal income tax purposes. However, our CFC status for the taxable year ending on December 31, 2022, and our current taxable year is unknown, and we may be a CFC for the taxable year ending on December 31, 2022, our current taxable year or a following year. In addition, recent changes to the attribution rules relation to the determination of CFC status may make it difficult to determine our CFC status for any taxable year or the CFC status of any of our subsidiaries. U.S. holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a passive foreign investment company, or PFIC, we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

Square feet (approximate)
Marlborough, Massachusetts	11,850
Yokneam, Israel	11,500
Berlin, Germany	947
Total	24,297

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares began trading publicly on The Nasdaq Global Market on September 12, 2014 under the symbol “RWLK” and were transferred for listing on The Nasdaq Capital Market effective May 25, 2017. As of February 23, 2023, we had approximately 278,511 shareholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our ordinary shares. We do not anticipate paying any cash dividends in the foreseeable future. Except in connection with our publicly announced share repurchase program described immediately below under “Issuer Purchases of Equity Securities”, we currently intend to retain future earnings, if any, to finance operations and expand our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors our board of directors may deem relevant. The distribution of dividends may also be limited by Israeli law, which permits the distribution of dividends only out of retained earnings or otherwise upon the permission of an Israeli court.

Israeli Taxes Applicable to U.S. Holders

A non-Israeli resident who derives capital gains from the sale of shares in an Israeli resident company that were purchased after the company was listed for trading on a stock exchange outside of Israel will be exempt from Israeli tax so long as (amongst other things) the shares were not held through a permanent establishment that the non-resident maintains in Israel. A partial exemption may be available for non-Israeli resident shareholders who acquired their shares prior to the issuer’s initial public offering.

However, non-Israeli corporations will not be entitled to the foregoing exemption if Israeli residents (i) have a controlling interest of more than 25% in such non-Israeli corporation or (ii) are the beneficiaries of, or are entitled to, 25% or more of the revenue or profits of such non-Israeli corporation, whether directly or indirectly. Such exemption is not applicable to a person whose gains from selling or otherwise disposing of the shares are deemed to be a business income. Additionally, under the United States-Israel Tax Treaty, or the treaty, the sale, exchange or other disposition of shares by a shareholder who (i) is a U.S. resident (for purposes of the treaty), (ii) holds the shares as a capital asset, and (iii) is entitled to claim the benefits afforded to such person by the treaty, is generally exempt from Israeli capital gains tax. Such exemption will not apply if: (i) the capital gain arising from the sale, exchange or other disposition can be attributed to a permanent establishment in Israel; (ii) the shareholder holds, directly or indirectly, shares representing 10% or more of the voting capital during any part of the 12-month period preceding the disposition, subject to certain conditions; or (iii) such U.S. resident is an individual and was present in Israel for 183 days or more during the relevant taxable year. In such case, the sale, exchange, or disposition of our ordinary shares should be subject to Israeli tax, to the extent applicable; however, under the treaty, the taxpayer would be permitted to claim a credit for such taxes against the U.S. federal income tax imposed with respect to such sale, exchange, or disposition, subject to the limitations under U.S. law applicable to foreign tax credits.  The treaty does not relate to U.S. state or local taxes.

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

Dividends paid on publicly traded shares, like our ordinary shares, to non-Israeli residents are generally subject to Israeli income tax at the rate of 25%, or 30% if the recipient of the dividend was a substantial shareholder at the time of distribution or at any time during the prior 12-month period. Such dividends are generally subject to Israeli withholding tax at a rate of 25% if the shares are registered with a nominee company (whether the recipient is a substantial shareholder or not), unless a different rate is provided under an applicable tax treaty, provided that a certificate from the Israeli Tax Authority allowing for a reduced withholding tax rate is obtained in advance. Under the United States-Israel Tax Treaty, the maximum rate of tax withheld at source in Israel on dividends paid to a holder of our ordinary shares who is a U.S. resident (for purposes of the treaty) is 25%. The treaty provides for reduced tax rates on dividends if (a) the shareholder is a U.S. corporation holding at least 10% of our issued voting power during the part of the tax year that precedes the date of payment of the dividend and held such minimal percentage during the whole of its prior tax year, and (b) not more than 25% of the Israeli company’s gross income consists of interest or dividends, other than dividends or interest received from subsidiary corporations or corporations 50% or more of the outstanding voting shares of which is owned by the Israeli company. The reduced treaty rate, if applicable, is 15% in the case of dividends paid from income derived from a Beneficiary or Preferred Enterprise (which is entitled to corporate tax benefits) or 12.5% otherwise. We cannot assure you that in the event we declare a dividend we will designate the income out of which the dividend is paid in a manner that will reduce shareholders’ tax liability. If the dividend is attributable partly to income derived from a Beneficiary or Preferred Enterprise and partly to other sources of income, the withholding rate will be a blended rate reflecting the relative portions of the two types of income. U.S. residents who are subject to Israeli withholding tax on a dividend may be entitled to a credit or deduction for U.S. federal income tax purposes in the amount of the taxes withheld.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

The following table sets forth information regarding the ordinary shares repurchased under our share repurchase program during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	(In Thousands) Maximum Value of Shares That May Yet Be Purchased Under the Plan
October 1 - October 30, 2022
Share repurchase program (1)	529,319	$0.90	529,319	$7,330

November 1 - November 30, 2022
Share repurchase program (1)	1,056,776	$0.94	1,056,776	$6,317

December 1 - December 31, 2022
Share repurchase program (1)	1,162,484	$0.80	1,162,484	$5,358
Quarter Total

Share repurchase program (1)	2,748,579	$0.87	2,748,579	$5,358

(1)
Ordinary Shares were repurchased by us through our publicly announced share repurchase program approved by our Board of Directors on June 2, 2022, and approved by an Israeli court on July 20, 2022. The program was scheduled to expire on the earlier of January 20, 2023, or reaching $8.0 million of repurchases. On December 22, 2022, our Board of Directors approved an extension of the repurchase program, with such extension to be in the aggregate amount of up to $5.8 million. The extension was approved by an Israeli court on February 9, 2023, and will expire on the earlier of August 9, 2023, or reaching the additional $5.8 million of repurchases of our ordinary shares.

Repurchases may take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume and other factors our board of directors deems appropriate. Our board of directors may also suspend and/or discontinue the repurchase program at any time, in its sole discretion. All repurchases will be made in accordance with all applicable securities laws and regulations.

Subsequent to December 31, 2022, an additional 730,350 ordinary shares for an aggregate consideration of $628,477 were repurchased under our share repurchase program during the period from January 1, 2023 to January 20, 2023. On December 22, 2022, our Board of Directors approved an extension of the repurchase program, with such extension to be in the aggregate amount of up to $5.8 million. The extension was approved by an Israeli court on February 9, 2023, and will expire on the earlier of August 9, 2023, or reaching the additional $5.8 million of repurchases of our ordinary shares.

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

Overview

We are a medical device company that is designing, developing, and commercializing innovative technologies that enable mobility and wellness in rehabilitation and daily life for individuals with neurological conditions.  Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”).  These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement.  These SCI Products allow individuals with spinal cord injury the ability to stand and walk again during everyday activities at home or in the community.

We have sought to expand our product offerings beyond the SCI Products through internal development and distribution agreements.  We have developed our ReStore Exo-Suit device, which we began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. During the second quarter of 2020, we finalized and moved to implement two separate agreements to distribute additional product lines in the United States. We are the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to US veterans through the U.S. Department of Veterans Affairs (“VA”) hospitals. In the second quarter of 2020, we also became the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States; however, due to unsatisfactory sales performance of the MediTouch product lines, we terminated this agreement as of January 31, 2023. We refer to the MediTouch and MyoCycle devices as our “Distributed Products.” We will continue to evaluate other products for distribution or acquisition that can broaden our product offerings further to help individuals with neurological injury and disability.

We are in the research stage of ReBoot, a personal soft exo-suit for home and community use by individuals post-stroke, and we are currently evaluating the reimbursement landscape and the potential clinical impact of this device. This product would be a complementary product to ReStore as it provides active assistance to the ankle during plantar flexion and dorsiflexion for gait and mobility improvement in the home environment, and it received Breakthrough Device Designation from the U.S. Food and Drug Administration (“FDA”) in November 2021.  Further investment in the development path of the ReBoot has been temporarily paused in 2023 pending further determination about the clinical and commercial opportunity of this device.

Our principal markets are the United States and Europe. In Europe, we have a direct sales operation in Germany and work with distribution partners in certain other major countries. We have offices in Marlborough, Massachusetts, Berlin, Germany and Yokneam, Israel, from where we operate our business.

We have in the past generated and expect to generate in the future revenue from a combination of third-party payors (including private and government payors) and self-pay individuals. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for exoskeleton technologies such as the ReWalk Personal Exoskeleton, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics, such as the VA policy that was issued in December 2015 for the evaluation, training, and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans suffering from spinal cord injury (“SCI”) across the United States.

 We have also been pursuing updates with the Centers for Medicare and Medicaid Services (“CMS”), to clarify the Medicare coverage category (i.e., benefit category) applicable for personal exoskeletons. In 2021, the National Spinal Cord Injury Statistical Center (“NSCISC”) reported the Medicare and Medicaid are the primary payors for approximately 56% of the spinal cord injury population which are at least five years post their injury date. In July 2020, following a successful submission and hearing process, a code was issued for ReWalk Personal Exoskeleton (effective October 1, 2020), which may be used for purposes of claim submission to Medicare, Medicaid, and other payors.  We are currently seeking a nationwide Medicare benefit category determination from CMS to designate the relevant Medicare benefit category.  CMS has stated that, until a nationwide benefit category determination is issued, coverage and payment can be adjudicated on a case-by-case basis by the Medicare Administrative contractors (“MACs”).

In Germany, we continue to make progress toward achieving coverage from the various government, private and worker’s compensation payors for our SCI products. In September 2017, each of German insurer BARMER GEK (“BARMER”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”), indicated that they will provide coverage to users who meet certain inclusion and exclusion criteria. In February 2018, the head office of German Statutory Health Insurance (“SHI”) Spitzenverband (“GKV”) confirmed their decision to list the ReWalk Personal Exoskeleton system in the German Medical Device Directory. This decision means that ReWalk is listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. During the year 2020 and 2021, we announced several new agreements with German SHIs, including TK and DAK Gesundheit, as well as the first German Private Health Insurer (“PHI”), which outline the process of obtaining our devices for eligible insured patients. We are also currently working with several additional SHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal Exoskeleton for their beneficiaries within their system.  Additionally, to date, several private insurers in the United States and Europe are providing reimbursement for ReWalk in certain cases.

Components of Our Statements of Operations

Revenue

We currently rely, and in the future will rely, on sales and rentals of our ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices, and sales of our ReStore exo-suit device, additional Distributed Products such as the MyoCycle, and related extended service contracts for the SCI Products. Our revenue is generated from a combination of third-party payors, including private and government employers, institutions, and self-payors. Payments for our products by third party payors have been made primarily through case-by-case determinations. Third-party payors include, without limitation, private insurance plans and managed care programs, government programs including the VA, and worker’s compensation payments. We expect that third-party payors will be an increasingly important source of revenue in the future as we seek to clarify the Medicare coverage category (i.e., benefit category) applicable for personal exoskeletons. In December 2015, the VA issued a national policy for the evaluation, training, and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans across the United States. The VA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury.

 ReWalk Personal and ReWalk Rehabilitation systems are generally covered by a five-year warranty from the date of purchase, which is included in the purchase price. The warranty covers all elements of the systems, including the batteries, other than normal wear and tear. Our ReStore device is sold with a two-year warranty. Warranties for our Distributed Products warranty range between one year to ten years depending on the specific product and part.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of systems purchased from our outsourced manufacturer, Sanmina.  Cost of revenue also includes internal costs such as salaries and related personnel costs including non-cash share-based compensation, manufacturing and inventory management, training and inspection, warranty and service activities, freight costs, and reserves for excess and obsolete inventory, when necessary. The cost of revenue also includes royalties and expenses related to royalty-bearing research and development grants.

Our gross profit and gross margin (defined as gross profit as a percentage of revenue) are influenced by a number of factors, including primarily the volume and price of our products sold, fluctuations in the mix of products sold, and variability in our cost of revenue. We expect gross profit and gross margin will expand in the future as we increase our revenue volumes and realize operating efficiencies associated with greater scale which will reduce the cost of revenue as a percentage of revenue.

Operating Expenses

Research and Development Expenses, Net

Research and development expenses, net consist primarily of salaries and related personnel costs including share-based compensation, supplies, materials, and consulting expenses associated with to product design and development, clinical studies, regulatory submissions, patent costs, sponsored research and other related activities. We expense all research and development expenses as they are incurred.

Research and development expenses are presented net of the amount of any grants we receive for research and development in the period in which we receive the grant. We previously received grants and other funding from the Israel Innovation Authority, (formerly known as the Office of the Chief Scientist) (“IIA”). Certain of those grants require us to pay royalties on sales of certain systems, which are recorded as cost of revenue. We may receive additional funding from these entities or others in the future. See “Grants and Other Funding” below.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries and related personnel costs including share-based compensation for sales, sales support, marketing, and reimbursement related activities, travel, marketing, advertisement, tradeshows and conferences, lobbying, and public relations activities.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related personnel costs including share-based compensation for our administrative, finance, and general management personnel, professional services, and insurance.

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

Taxes on Income

As of December 31, 2022, we had not yet generated taxable income in Israel. As of that date, our net operating loss carry forwards for Israeli tax purposes amounted to approximately $220.9 million. After we utilize our net operating loss carryforwards, we are eligible for certain tax benefits in Israel under the Law for the Encouragement of Capital Investments, 1959. Our benefit period currently ends ten years after the year in which we first have taxable income in Israel provided that the benefit period will not extend beyond 2024.

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

Grants and Other Funding

Israel Innovation Authority (formerly known as the Office of the Chief Scientist)

From our inception through December 31, 2022, we have received a total of $2.3 million in funding from the IIA, $1.6 million of which are royalty-bearing grants, $400 thousand were received in consideration for an investment in our preferred shares while  $309 thousand was received without future obligation. Of the royalty-bearing grants received, we have paid royalties to the IIA in the total amount of $110 thousand. The agreements with IIA require us to pay royalties at a rate of 3% on sales of certain systems and related services up to the total amount of funding received for the development of these systems, linked to the dollar, and bearing interest at an annual rate of LIBOR applicable to dollar deposits. If we transfer IIA-supported technology or know-how outside of Israel, we will be liable for additional payments to IIA depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. As of December 31, 2022, the aggregate contingent liability to the IIA was $1.6 million. For more information, see “Part I, Item 1A. Risk Factors-We have received Israeli government grants for certain of our research and development activities and we may receive additional grants in the future. The terms of those grants restrict our ability to manufacture products or transfer technologies outside of Israel and we may be required to pay penalties in such cases or upon the sale of our company.”

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

Our revenue for 2022 and 2021 were as follows (dollars in thousands, except unit amounts)

	Years Ended December 31,
	2022	2021
Personal unit revenue	$4,762	$4,820
Rehabilitation unit revenue	$749	$1,146
Revenue	$5,511	$5,966

Personal unit revenue consists of ReWalk Personal Exoskeleton and Distributed Products sale, rental, service, and warranty revenue for individual use.

Rehabilitation unit revenue consist of ReStore, Distributed Products and SCI Products sale, rental, service, and warranty revenue to clinics and hospitals for treating patients with relevant medical conditions or for usage by medical academic centers.

Revenue was $5.5 million, a decrease of $0.5 million, or 8%, during 2022 as compared to 2021. The decrease was driven primarily by lower rehabilitation units sold in the United States due to a one time multiple-unit shipment to a medical academic center in 2021, partially offset by a higher number of distributed products units sold in the U.S.  Additionally, we experienced an adverse impact to revenue from currency due to an erosion of the euro-dollar exchange rate.

In the future we expect our growth to be driven by sales of our ReWalk Personal device through expansion of coverage and reimbursement by commercial and government third-party payors, as well as sales of Distributed Products and the ReStore device to rehabilitation clinics and personal users.

Gross Profit

Our gross profit for 2022 and 2021 were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Gross profit	$1,905	$2,903

Gross profit was $1.9 million, or 35% of revenue, for 2022, as compared to a gross profit of $2.9 million, or 49% of revenue for 2021. Our gross profit declined because of a higher inventory reserve of ReStore finished goods and raw materials due to the obsolescence of electronic components. Gross profit decrease is also attributable to a decreased volume of ReWalk Personal Exoskeleton sales, increase of production costs and freight expense.

We expect gross profit and gross margin will increase in the future as we increase our revenue volumes and realize operating efficiencies associated with greater scale which will reduce the cost of revenue as a percentage of revenue. Improvements may be partially offset by the lower margins we currently expect from ReStore and our Distributed Products as well as due to an increase in material costs.

Research and Development Expense, Net

Our research and development expense, net for 2022 and 2021 was as follows (in thousands):

	Years Ended December 31,
	2022	2021
Research and development expense, net	$4,031	$2,939

Research and development expense was $4.0 million in 2022, an increase of $1.1 million, or 37%, during 2022 as compared to 2021. The increase is attributable to increased personnel and personnel related expenses and subcontractors’ expenses primarily due to development projects offset partially with grant received from the IIA.

We intend to focus our research and development expenses mainly on our current products maintenance and improvement as well as in support of the FDA submission for clearance of the stair walking capability of the ReWalk 6.0 and in support of the FDA submission for clearance of the ReWalk 7.0 next generation model.

Sales and Marketing Expenses

Our sales and marketing expense for 2022 and 2021 was as follows (in thousands):

	Years Ended December 31,
	2022	2021
Sales and marketing expense	$9,842	$6,993

Sales and marketing expense was $9.8 million in 2022, an increase of $2.8 million, or 41%, during 2022 as compared to 2021. The increase was driven by higher consulting expenses related to CMS reimbursement progress, an increase in tradeshow and travel expenses since Covid-19 restrictions are being lifted and personnel and personnel-related expenses.

In the near term our sales and marketing expense are expected to be driven by our efforts expand the reimbursement coverage of our ReWalk Personal device and to support our current commercial product activities.

General and Administrative Expense

Our general and administrative expense for 2022 and 2021 was as follows (in thousands):

	Years Ended December 31,
	2022	2021
General and administrative	$7,134	$5,626

General and administrative expense was $7.1 million, an increase of $1.5 million, or 27%, during 2022 as compared to 2021. The increase was mainly driven by increased professional services expenses related to the 2022 proxy process, partially offset by a decrease in insurance costs.

Financial Expenses (income), Net

Our financial expense, net for 2022 and 2021 was as follows (in thousands):

	Years Ended December 31,
	2022			2021
Financial expense (income), net	$	*	)	$(13)

Financial expense (income), net, decreased by $13 thousand during 2022 as compared to 2021. The decrease is mainly due to exchange rate fluctuations.

*) Represents an amount lower than $1.

Income Tax

Our income tax for 2022 and 2021 was as follows (in thousands):

	Years Ended December 31,
	2022	2021
Taxes on income	$467	$94

Income tax increased by $373 thousand during 2022 as compared to 2021 due to the application of a valuation allowance to our deferred tax assets.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

A discussion of changes in our results of operations in 2022 compared to 2021 has been omitted from this annual report on Form 10-K but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022, which is available free of charge on the SEC's website at www.sec.gov and at www.rewalk.com, and is incorporated by reference herein.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates, judgments and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. See Note 2 to our audited consolidated financial statements presented elsewhere in this annual report for a description of the significant accounting policies that we used to prepare our consolidated financial statements. The critical accounting policies that were impacted by the estimates, judgments and assumptions used in the preparation of our consolidated financial statements are discussed below.

Revenue Recognition

Our revenue is recognized in accordance with ASC Topic 606 when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration to which we expect to be entitled in exchange for transferring products or providing services. To achieve this core principle, the Company applies the following five steps:

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

For the majority of sales of Rehabilitation systems, we include insignificant  training and consider the elements in the arrangement to be a single performance obligation. In accordance with ASC 606, we have concluded that the training is essential to the functionality of our systems. Therefore, we recognize revenue for the system and training only after delivery, in accordance with the agreement delivery terms, to the customer and after the training has been completed, once all other revenue recognition criteria have been met. For sales of Personal systems to end users, and for sales of Personal or Rehabilitation systems to third party distributors, we do not provide training to the end user as this training is completed by the rehabilitation centers or by the distributor that have previously completed the ReWalk Training program.

Warranties are classified as either assurance type or service type warranty. A warranty is considered an assurance type warranty if it provides the consumer with assurance that the product will function as intended for a limited period of time.

SCI Products include a five-year warranty. The first two years are considered as an assurance type warranty and the additional period is considered an extended service arrangement, which is a service type warranty. A service type warranty is either sold with a unit or separately for a unit for which the warranty has expired. A service type warranty is accounted as a separate performance obligation and revenue is recognized ratably over the life of the warranty.

The ReStore device is sold with a two-year warranty which is considered as assurance type warranty.

The Distributed Products are sold with assurance type warranty ranging from between one year to ten years, depending on the specific product and part.

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

Expected Volatility. Expected volatility is calculated based on actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected term of the options, or based on certain peer companies that the Company considered to be comparable, in case there is no sufficient trading volume to rely on market volatility.

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

For the full year ended December 31, 2022, the Company incurred a consolidated net loss of $19.6 million and has an accumulated deficit in the total amount of $213.8 million. Our cash and cash equivalent on December 31, 2022, totaled $67.9 million. The Company’s negative operating cash flow for the full year ended December 31, 2022, was $17.9 million. The Company has sufficient funds to support its operation for more than 12 months following the approval of our consolidated financial statements for the fiscal year ended December 31, 2022.

We expect to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenue adequate to support our cost structure.  Until we achieve profitability or generate positive cash flows, we will continue to need to raise additional cash. We intend to fund future operations through cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, we may seek additional capital through arrangements with strategic partners or from other sources and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

Our anticipated primary uses of cash are funding (i) sales, marketing, and promotion activities related to market development  for our ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices and other product lines added through distribution agreements; (ii) payor education activities to establish or broaden coverage by third-party payors and CMS for our ReWalk Personal Exoskeleton device; (iii) development of our lightweight exo-suit technology for potential home personal health utilization for multiple indications and future generation designs for our exoskeleton device; (iv) routine product updates; (v) general corporate purposes, including working capital needs; (vi) share repurchase programs; and (vii) potential acquisitions of businesses.   Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing, or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms.

Loan Agreement with Kreos and Related Warrant to Purchase Ordinary Shares

Loan Agreement

On December 30, 2015, we entered into the Loan Agreement with Kreos pursuant to which Kreos extended a line of credit to us in the amount of $20.0 million, which was subsequently amended on June 9, 2017 whereby $3.0 million of the outstanding principal under the Loan Agreement became subject to repayment pursuant to the senior secured Kreos Convertible Note issued on that date. On November 20, 2018 we and Kreos entered into the Second Amendment to the Loan Agreement, in which we repaid Kreos the $3.6 million other related payments, including prepayment costs and end of loan payments, terminating the Kreos Note, by issuing to Kreos 192,000 units and 288,000 pre-funded units as part of an underwritten public offering at the public offering prices, and the parties agreed to revise the principal and the repayment schedule under the Kreos Loan. On December 29, 2020, we repaid in full the remaining loan principal amount to Kreos including end of loan payments and by that discharged all of its obligation to Kreos Accordingly, as of December 31, 2020 the outstanding principal amount under the Kreos Loan Agreement was zero.Warrant to

Purchase Ordinary Shares

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

Equity Raises

Use of Form S-3

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital with respect to public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. At the time of filing our annual report for the year ended December 31, 2022, on February 23, 2023, we were subject to these limitations, because our public float did not reach at least $75 million in the 60 days preceding the filing of this annual report. We will continue to be subject to these limitations for the remainder of the 2023 fiscal year and until the earlier of such time as our public float reaches at least $75 million or when we file our next annual report for the year ended December 31, 2023, at which time we will be required to re-test our status under these rules. If our public float is below $75 million as of the filing of our next annual report on Form 10-K, or at the time we file a new Form S-3, we will continue to be subject to these limitations, until the date that our public float again reaches $75 million. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on our registration statement on Form S-3, which was declared effective by the SEC in May 2022.

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

On December 3, 2020, the Company entered into a private placement with certain institutional investors for the issuance and sale of 5,579,776 ordinary shares, par value NIS 0.25 per share, at $1.43375 per ordinary shares and warrants to purchase up to 4,184,832 ordinary shares with exercise price of $1.34 per share, exercisable from December 8, 2020 until June 8, 2026. Additionally, the Company issued warrants to purchase up to 334,787 ordinary shares, with an exercise price of $1.7922 per share, exercisable from December 8, 2020, until June 8, 2026, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in our December 2020 private placement.

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

As of December 31, 2022, we received a total of 9,814,754 outstanding warrants exercises with exercise prices ranging from $1.25 to $1.79 were exercised, for total gross proceeds of approximately $13.8 million. During the twelve months that ended December 31, 2022, no warrants were exercised.

Share Repurchase Program

In June 2022, we announced that our Board approved a program to repurchase up to $8.0 million of our ordinary shares, par value NIS 0.25 per share, subject to receipt of Israeli court approval. In July 2022, we announced that we had received approval from an Israeli court for the share repurchase program, valid through January 20, 2023.

On December 19, 2022, our board of directors approved the extension of our on-going share repurchase program, with such extension to be in the aggregate amount of up to $5.8 million. The extension was approved by an Israeli court on February 9, 2023, and will expire on the earlier of August 9, 2023, or reaching the additional $5.8 million of repurchases of our ordinary shares.

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

The repurchase program does not require us to acquire a specific number of shares and may be suspended or discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future, and any such share repurchases will be funded from available working capital. As of December 31, 2022, we have repurchased approximately 2.9 million of our ordinary shares at an aggregate amount of $2.6 million under the repurchase program.

Cash Flows

	Years Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(17,891)	$(11,469)	$(12,589)
Net cash used in investing activities	(25)	(47)	(73)
Net cash (used in) provided by financing activities	(2,500)	79,512	16,724
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(79)	—	—
Net cash flow	$(20,495)	$67,996	$4,062

Year Ended December 31, 2022 to Year Ended December 31, 2021

Net Cash Used in Operating Activities

Net cash used in operating activities was $17.9 million in 2022, an increase of $6.4 million as compared to 2021 mainly due to lower revenue collection, higher consulting, professional services expenses and personnel and personnel related expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased to $25 thousand in 2022 as compared to $47 thousand in 2021, primarily as a result of decreased use of cash for the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash (used in) provided by financing activities was a cash use of $2.5 million in 2022, a decrease of $82 million, as compared to cash provided of $79.5 million in 2021. The decline was a result of a share repurchase plan that was initiated in the second half of 2022, while in 2021 the source of cash consisted primarily of proceeds from the issuance of common stock and warrants, as well as the exercise of warrants issued in prior years.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

A discussion of changes in our cash flows in 2021 compared to 2020 has been omitted from this annual report on Form 10-K but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022, which is available free of charge on the SECs website at www.sec.gov and at www.rewalk.com, and is incorporated by reference herein.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of December 31, 2022:

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$1,935	$1,935	$—
Collaboration Agreement and License Agreement obligations (2)	57	57	—
Operating lease obligations (3)	1,006	603	403
Total	$2,998	$2,595	$403

(1)
The Company depends on one contract manufacturer, Sanmina Corporation, for both the ReStore products and the SCI Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.

(2)
Our Collaboration Agreement with Harvard was originally for a term of five years, commencing in May 2016, and was subsequently amended in April 2018 to extend the term by one additional year. The Collaboration Agreement concluded as of March 31, 2022. Under the Collaboration Agreement, we were required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. All product development milestones contemplated by the License Agreement have been met as of December 31, 2022; however, there are still outstanding commercialization milestones under the License Agreement that depend on us reaching certain sales amounts, some or all of which may not occur.

(3)	Our operating leases consist of leases for our facilities and motor vehicles.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.519:$1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00:$1.07, both of which were the applicable exchange rates as of December 31, 2022.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations during the periods presented.

Trend Information

For information on significant known trends, please see “Part I-Item 1. “Business – Overview” in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Risk

Our results of operations and cash flows are affected by fluctuations in foreign currency exchange rates. Since 2015, most of our expenses were denominated in U.S. dollars and the remaining expenses were denominated in NIS and euro, until 2018 most of our revenue was denominated in U.S. dollars and the remainder of our revenue was denominated in euro and British pound whereas in the last four years our euro revenue is higher than our U.S dollar revenue. Accordingly, changes in the value of the NIS and Euro relative to the U.S. dollar in each of the years 2022, 2021, and 2020 impacted amounts recorded on our consolidated statements of operations for these periods. We expect that the denominations of our revenue and expenses in 2023 will be consistent with what we experienced in 2022.

The following table presents information about the devaluation in the exchange rates of the NIS and euro against the U.S. dollar in 2022, 2021 and 2020:

	Change in Average Exchange Rate
Period	NIS against the U.S. Dollar (%)	Euro against the U.S. Dollar (%)
2022	3.70	10.84
2021	(6.38)	3.46
2020	3.76	2.07

The figures above represent the change in the average exchange rate in the given period compared to the average exchange rate in the immediately preceding period. Negative figures represent the devaluation of the U.S. dollar compared to the NIS or the euro. A 10% increase or decrease in the value of the NIS against the U.S. dollar would have decreased or increased our net loss by approximately $429 thousand in 2022. A 10% increase or decrease in the value of the euro against the U.S. dollar would have decreased or increased our net loss by approximately $13 thousand in 2022.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because we are exempt from this requirement as a smaller reporting company and non-accelerated filer.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of February 23, 2022:

Name	Age	Position
Larry Jasinski	65	Chief Executive Officer and Director
Michael Lawless	55	Chief Financial Officer
Jeannine Lynch	58	Vice President of Market Access
Almog Adar	39	Vice President of Finance

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

Michael Lawless has served as the Company’s Chief Financial Officer since September 2022. Prior to ReWalk Robotics Mr. Lawless served as a CFO consultant for Danforth Advisors, LLC, a provider of outsourced services to the life sciences industry, starting in 2021. Previously, Mr. Lawless served as a Division CFO of Azenta, Inc. (formerly known as Brooks Automation, Inc.), a leading provider of life sciences solutions worldwide, from 2017 to 2020, and as Senior Director of Financial Planning and Analysis at Azenta from 2015 to 2017. Among other positions, Mr. Lawless also held several financial leadership roles for PerkinElmer, Inc. from 2007 to 2012.  Mr. Lawless has a Bachelor of Arts degree in Economics from Swarthmore College, a Master of Business Administration degree from the Tuck School of Business at Dartmouth College and is a Certified Public Accountant.

Jeannine Lynch has served as the Company’s Vice President of Market Access and Strategy since August 2021. Prior to ReWalk, Ms. Lynch served as Senior Director of Patient Access Services at BioMarin Pharmaceuticals from April 2009 to September 2021. In addition to her work with BioMarin, Ms. Lynch has worked for industry leaders such as Genentech and Pfizer/Agouron. She has held leadership roles in commercial management, product launches and built customized patient services to address several different rare and ultrarare medical conditions. Ms. Lynch also sits on the Board of Directors for MVP, a non-profit organization to help young people of color prepare, perform, progress, and prosper in their education, leadership and early professional careers. Ms. Lynch is a graduate of the University of California Berkeley and holds a Master of Public Health from the University of Michigan.

Almog Adar became has served as the Vice President of Finance since December 2022. From 2020 to 2022, Mr. Adar served as our Director of Finance and Corporate Financial Controller. Prior to ReWalk Robotics Mr. Adar served as Controller of Infinya recycling Ltd (Previously Amnir Recycling)., from January 2018 until December 2019. From January 2016 until December 2017, Mr. Adar served as Assistant Controller of Delta Galil Industries. Mr. Adar has a Bachelor of Arts degree in Accounting and Economics from the Open University of Israel and is a Certified Public Accountant licensed by the Israeli Ministry of Justice.

The remaining information required by this Item will be included in, and is incorporated herein by reference from, our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2022 (the “Proxy Statement”).

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

4.5
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

4.7
Form of placement agent warrant from February 2019 “best efforts” public offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2019).

4.8
Form of purchaser warrant from April 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2019).

4.9
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

4.11	Form of placement agent warrant from June 2019 private placement of warrants (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2019).
4.12
Form of purchaser warrant from June 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2019).

4.13
Form of placement agent warrant from June 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2019).

4.14	Form of common warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).
4.15	Form of placement agent warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).
4.16	Form of purchaser warrant from July 2020 registered direct offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
4.17	Form of placement agent agreement from July 2020 registered direct offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
4.18	Form of purchaser warrant from December 2020 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).
4.19	Form of placement agent warrant from December 2020 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).
4.20	Form of purchaser warrant from February 2021 private placement (incorporated by reference to Exhibit of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021).
4.21	Form of placement agent warrant from February 2021 private placement (incorporated by reference to Exhibit of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021).
4.22	Form of ordinary warrant from September 2021 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2021).
4.23	Form of placement agent warrant from September 2021 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2021).
4.24	Form of pre-funded warrant from September 2021 private placement (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2021).

10.1
Letter of Agreement, dated July 11, 2013, between the Company and Sanmina Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2021).*

10.2
License Agreement, dated May 16, 2016, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2021).*

10.3
Form of indemnification agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on August 20, 2014).**

10.4	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).**
10.5	2012 Israeli Equity Incentive Sub Plan (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).**
10.6	2012 U.S. Equity Incentive Sub Plan (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).**
10.7	2006 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form F-1 (File No. 333-197344), filed with the SEC on July 10, 2014).**
10.8
2014 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 (File No. 333-239258), filed with the SEC on June 18, 2020).**

10.9
Executive Employment Agreement, dated as of January 17, 2011, between the Company and Larry Jasinski (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.10
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

10.13
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

10.15
2014 Incentive Compensation Plan New Form of Restricted Share Unit Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).**

10.16
2014 Incentive Compensation Plan Prior Form of Option Award Agreement for Israeli non-employee directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2017, as amended on April 27, 2017).**

10.17
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

10.19
Amendment No. 1 to the Exclusive License Agreement and Amendment No. 2 to the Research Collaboration Agreement, dated April 1, 2018, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018).*

10.20
Form of warrant exercise agreement from June 2019 private placement of warrants (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2019).

10.21
Employment Agreement, dated July 9, 2021, by and between the Company and Jeannine Lynch (incorporated by reference to Exhibit 10.3  to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021**.

10.22
Employment Agreement dated December 10, 2019, by and between the Company and Almog Adar (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022).*  **

10.23
Employment Agreement, dated September 2, 2022, by and between the Company and Michael A. Lawless (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q filed with the SEC on November 7, 2022).*  **

10.24
Form of Restricted Share Unit Award (Inducement Award) for non-Israeli employees and executives (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q filed with the SEC on November 7, 2022).**

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
Name: Larry Jasinski
Title: Chief Executive Officer

Date: February 23, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of ReWalk Robotics Ltd. do hereby constitute and appoint Larry Jasinski and Mike Lawless the lawful attorney and agent with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determines may be necessary or advisable or required to enable ReWalk Robotics Ltd. to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Jasinski	Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2023
Larry Jasinski

/s/ Mike Lawless	Chief Financial Officer	February 23, 2023
Mike Lawless	(Principal Financial Officer)

/s/ Almog Adar	Vice President of Finance	February 23, 2023
Almog Adar	(Principal Accounting Officer)

/s/ Jeff Dykan	Chairman of the Board	February 23, 2023
Jeff Dykan

/s/ Yohanan R Engelhardt	Director	February 23, 2023
Yohanan R Engelhardt

/s/ Dr. John William Poduska	Director	February 23, 2023
Dr. John William Poduska

/s/ Wayne B. Weisman	Director	February 23, 2023
Wayne B. Weisman

/s/ Yasushi Ichiki	Director	February 23, 2023
Yasushi Ichiki

/s/ Aryeh Dan	Director	February 23, 2023
Aryeh Dan

/s/ Randel Richner	Director	February 23, 2023
Randel Richner

/s/ Joseph Turk	Director	February 23, 2023
Joseph Turk

/s/ Hadar Levy	Director	February 23, 2023
Hadar Levy

PART IV
REWALK ROBOTICS LTD
CONSOLIDATED FINANCIAL STATEMENTS
U.S. DOLLARS IN THOUSANDS
INDEX

Page
Report of Registered Public Accounting Firm	F-2
(PCAOB ID 1281)

Kost Forer Gabbay & Kasierer Menachem Begin 144, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-2-5622555 ey.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
REWALK ROBOTICS LTD.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rewalk Robotics Ltd. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes is shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company generates revenues from sales of products. Revenue is recognized when obligations under the terms of a contract with the Company's customers are satisfied. Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for transferring products or providing services. In addition, the Company provides a service type warranty which is accounted for as a separate performance obligation. Revenue is recognized ratably over the life of the warranty. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis.

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
Tel-Aviv, Israel
February 23, 2023

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,896	$88,337
Trade receivable, net	1,036	585
Prepaid expenses and other current assets	649	610
Inventories	2,929	2,989
Total current assets	72,510	92,521

LONG-TERM ASSETS

Restricted cash and other long-term assets	694	1,064
Operating lease right-of-use assets	836	881
Property and equipment, net	196	284
Total long-term assets	1,726	2,229

Total assets	$74,236	$94,750

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	December 31,
	2022	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of operating leases liability	$564	$641
Trade payables	1,950	1,384
Employees and payroll accruals	1,282	1,142
Deferred revenue	301	316
Other current liabilities	685	555
Total current liabilities	4,782	4,038

LONG-TERM LIABILITIES

Deferred revenue	890	866
Non-current operating leases liability	333	418
Other long-term liabilities	66	45
Total long-term liabilities	1,289	1,329

Total liabilities	6,071	5,367

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 120,000,000 shares at December 31, 2022 and 2021; Issued: 63,023,506 and 62,480,163 shares at December 31, 2022 and December 31, 2021, respectively; Outstanding: 60,090,298 and 62,480,163 shares as of December 31, 2022 and December 31, 2021 respectively	4,489	4,661
Additional paid-in capital	279,857	278,903
Treasury Shares at cost, 2,933,208 ordinary shares at December 31, 2022	(2,431)	-
Accumulated deficit	(213,750)	(194,181)

Total shareholders’ equity	68,165	89,383

Total liabilities and shareholders’ equity	$74,236	$94,750

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2022	2021	2020
Revenue	$5,511	$5,966	$4,393
Cost of revenue	3,606	3,063	2,204

Gross profit	1,905	2,903	2,189

Operating expenses:
Research and development, net	4,031	2,939	3,459
Sales and marketing, net	9,842	6,993	5,754
General and administrative	7,134	5,626	4,980

Total operating expenses	21,007	15,558	14,193

Operating loss	(19,102)	(12,655)	(12,004)

Financial expenses (income), net	* )	(13)	921

Loss before income taxes	(19,102)	(12,642)	(12,925)
Taxes on income	467	94	51

Net loss	$(19,569)	$(12,736)	$(12,976)

Net loss per ordinary share, basic and diluted	$(0.31)	$(0.27)	$(0.82)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	62,378,797	47,935,652	15,764,980

The accompanying notes are an integral part of these consolidated financial statements.

*)          Represents an amount lower than $1.

F  -  6

REWALK ROBOTICS LTD. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary Share		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number	Amount	capital	Shares	deficit	equity
Balance as of December 31, 2019	7,319,560	$504	$178,745	$-	$(168,469)	$10,780
Share-based compensation to employees and non-employees	-	-	749	-	-	749
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	63,111	3	(3)	-	-	-
Issuance of ordinary shares in a “Best Efforts” offering, net of issuance expenses in the amount of $1,056 (1)	4,053,172	290	3,720	-	-	4,010
Exercise of pre-funded warrants and warrants (1)(2)	3,378,328	244	3,979	-	-	4,223
Issuance of ordinary shares in a “registered direct” offering, net of issuance expenses in the amount of $1,019 (1)	4,938,278	357	7,624	-	-	7,981
Issuance of ordinary shares in a private placement, net of issuance expenses in the amount of $993 (1)	5,579,776	429	6,578	-	-	7,007
Net loss	-	-	-	-	(12,976)	(12,976)
Balance as of December 31, 2020	25,332,225	1,827	201,392	-	(181,445)	21,774
Share-based compensation to employees and non-employees	-	-	833	-	-	833
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	398,164	31	(31)	-	-	-
Issuance of ordinary shares in a “Best Efforts” offering, net of issuance expenses in the amount of $3,679 (1)	10,921,502	832	35,489	-	-	36,321
Exercise of pre-funded warrants and warrants (1)(2)	10,425,258	772	14,288	-	-	15,060
Issuance of ordinary shares in a “registered direct” offering, net of issuance expenses in the amount of $3,215 (1)	15,403,014	1,199	26,932	-	-	28,131
Net loss	-	-	-	-	(12,736)	(12,736)
Balance as of December 31, 2021	62,480,163	4,661	278,903	-	(194,181)	89,383
Share-based compensation to employees and non-employees	-	-	993	-	-	993
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	543,343	39	(39)	-	-	-
Treasury shares at cost	(2,933,208)	(211)	-	(2,431)	-	(2,642)
Net loss	-	-	-	-	(19,569)	(19,569)
Balance as of December 31, 2022	60,090,298	$4,489	$279,857	$(2,431)	$(213,750)	$68,165

(1)	See Note 8a.

(2)	See Note 8f.

The accompanying notes are an integral part of these consolidated financial statements.

F  -  7

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2022	2021	2020
Cash flows used in operating activities:
Net loss	$(19,569)	$(12,736)	$(12,976)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	202	266	285
Share-based compensation	993	833	749
Deferred taxes	316	(29)	(44)
Gain on PPP forgiveness	-	-	(392)
Foreign currency remeasurement loss	79	-	-

Changes in assets and liabilities:

Trade receivables, net	(408)	99	110
Prepaid expenses, operating lease right-of-use assets and other assets	94	592	166
Inventories	(117)	432	(469)
Trade payables	566	(884)	(506)
Employees and payroll accruals	140	275	197
Deferred revenue	(34)	74	264
Operating lease liabilities and other liabilities	(153)	(391)	27
Net cash used in operating activities	(17,891)	(11,469)	(12,589)

Cash flows used in investing activities:
Purchase of property and equipment	(25)	(47)	(73)
Net cash used in investing activities	(25)	(47)	(73)

Cash flows from financing activities:
Repayment of long-term loan	-	-	(6,965)
Proceeds from PPP loan (3)	-	-	392
Issuance of ordinary shares in a “best effort” offering, net of issuance expenses in the amount of $1,056 (1)	-	-	4,010
Issuance of ordinary shares in a “registered direct” offering, net of issuance expenses in the amount of $977 (1)	-	-	8,023
Issuance of ordinary shares in a private placement, net of issuance expenses in the amount of $959 (1)	-	-	7,041
Issuance of ordinary shares in a private placement, net of issuance expenses paid in the amount of $3,679 (1)	-	36,321	-
Issuance of ordinary shares in a “registered direct” offering, net of issuance expenses in the amount of $3,215 (1)	-	28,131	-
Exercise of pre-funded warrants and warrants (1)(2)	-	15,060	4,223
Purchase of treasury shares	(2,500)	-	-
Net cash (used in) provided by financing activities	(2,500)	79,512	16,724

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(79)	-	-
(Decrease) increase in cash, cash equivalents, and restricted cash	(20,495)	67,996	4,062
Cash, cash equivalents, and restricted cash at beginning of period	89,050	21,054	16,992
Cash, cash equivalents, and restricted cash at end of period	$68,555	$89,050	$21,054

The accompanying notes are an integral part of these consolidated financial statements.

F  -  8

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2022	2021	2020

Supplemental disclosures of non-cash flow information
Expenses related to offerings not yet paid (1)	$-	$-	$76
Classification of other current assets to property and equipment, net	$22	$34	$98
Classification of inventory to property and equipment	$67	$32	$50
Classification of inventory to property and equipment	$142	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$113	$40	$13
Cash paid for interest	$-	$-	$862

Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$67,896	$88,337	$20,350
Restricted cash included in other long-term assets	$659	$713	$704
Total Cash, cash equivalents, and restricted cash	$68,555	$89,050	$21,054

(1)	See Note 8a.

(2)	See Note 8f.

The accompanying notes are an integral part of these consolidated financial statements.

F  -  9

NOTE 1:-	GENERAL

a.	ReWalk Robotics Ltd. (“RRL”, and together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Israel on June 20, 2001 and commenced operations on the same date.

b.
RRL has two wholly owned subsidiaries: (i) ReWalk Robotics Inc. (“RRI”) incorporated under the laws of Delaware on February 15, 2012, and (ii) ReWalk Robotics GMBH (“RRG”) incorporated under the laws of Germany on January 14, 2013.

c.
The Company is a medical device company that is designing, developing, and commercializing innovative technologies that enable mobility and wellness in rehabilitation and daily life for individuals with neurological conditions. Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury. These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury the ability to stand and walk again during everyday activities at home or in the community.

We have sought to expand our product offerings beyond the SCI Products through internal development and distribution agreements. We have developed our ReStore Exo-Suit device, which we began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disability due to stroke. During the second quarter of 2020, we signed two separate agreements to distribute additional product lines in the United States. We are the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to US veterans through VA hospitals. In the second quarter of 2020, we also became the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States; however, due to unsatisfactory sales performance of the MediTouch product lines, we terminated this agreement as of January 31, 2023. We will continue to evaluate other products for distribution or acquisition that can broaden our product offerings further to help individuals with neurological injury and disability.

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

e.
The worldwide spread of COVID-19 has resulted in, and could potentially continue to result in, significant disruptions to the global economy and the capital markets, as well as our business. This has resulted in a negative impact on the Company’s sales and results of operations since the start of the pandemic, and there is significant uncertainty as to how the countries in which we do business will continue to respond to such outbreaks, including whether there will be future partial or total shutdowns, which would adversely affect our business. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update of its accounting estimates or judgments or revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

f.
For the full year ended December 31, 2022 the Company incurred a consolidated net loss of $19.6 million and has an accumulated deficit in the total amount of $213.8 million. The Company’s negative operating cash flow for the full year ended December 31, 2022 was $17.9 million. Our cash and cash equivalent on December 31, 2022 totaled $67.9 million. The Company has sufficient funds to support its operation for more than 12 months following the approval of its consolidated financial statements for the fiscal year ended December 31, 2022.

The Company expects to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and product candidates, the establishment of contracts for the distribution of new product lines, or the acquisition of additional product lines, any of which, or in combination, would contribute to the achievement of a level of revenue adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to need to raise additional cash. The Company intends to fund future operations through existing cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources and will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

NOTE 2:-               SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”), applied on a consistent basis, as follows:

a.	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to inventories, fair values of share-based awards, contingent liabilities, provision for warranty, allowance for doubtful account and sales return reserve. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

b.	Financial Statements in U.S. Dollars:

Since 2015, most of the Company’s expenses were denominated in United States dollars (“dollars”) and the remaining expenses were denominated in New Israeli Shekels (“NIS”) and Euros. Until 2018 most of the Company’s revenue was denominated in U.S. dollars and the remainder of our revenue was denominated in Euros and British pound, whereas, in the last four years our Euro-denominated revenue is higher than our dollar-denominated revenue. However, the selling prices are linked to the Company’s price list which is determined in dollars, the budget is managed in dollars, financing activities including loans and fundraising activities, are made in U.S. dollars and the Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and each of its subsidiaries operate. Thus, the dollar is the Company’s and its subsidiary's functional and reporting currency.

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

e. Inventories:

Inventories are stated at the lower of cost or net realizable value. Inventory reserves are provided to cover risks arising from slow-moving items or technological obsolescence.

The Company periodically evaluates the quantities on hand relative to historical, current, and projected sales volume. Based on this evaluation, an impairment charge is recorded when required to write-down inventory to its net realized value.

Cost is determined as follows:

Finished products - based on raw materials and manufacturing costs on an average basis.

Raw materials - The weighted average cost method.

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required. In the years ended December 31, 2022, 2021 and 2020, the Company applied inventory reserves in the amount of $502 thousand, $252 thousand, and $215 thousand, respectively. The inventory reserves were recorded in cost of revenue.

f. Balances and transactions with related parties:

In September 2013, the Company entered into a share purchase agreement and a strategic alliance with Yaskawa Electric Corporation (“YEC”), pursuant to which YEC has agreed to distribute the Company’s products, in addition to providing sales, marketing, service and training functions, in Japan, China (including Hong-Kong and Macau), Taiwan, South Korea, Singapore and Thailand. On May 15, 2018, we terminated the distribution rights granted to Yaskawa in China (including Hong Kong and Macau). We terminated all other distribution rights granted to Yaskawa effective September 24, 2020.

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

h. Impairment of Long-Lived Assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2022, 2021 and 2020, no impairment losses have been recorded.

i. Restricted cash and Other long-term assets:

Other long-term assets include long-term prepaid expenses and restricted cash deposits for offices and cars leasing based upon the term of the remaining restrictions.

j. Treasury shares

The Company repurchased its ordinary shares and holds them as treasury shares. The Company presents the cost to repurchase treasury shares as a reduction of shareholders' equity.

k. Revenue Recognition:

The Company generates revenue from sales of products. The Company sells its products directly to end customers and through distributors. The Company sells its products to private individuals (who finance the purchases by themselves, through fundraising activities, or under reimbursement coverage from insurance companies), rehabilitation facilities and distributors.

The Company recognized revenue in accordance with ASC Topic 606 when, or as, control of the promised good or service is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company applies the following five steps:

1.	Identify the contract with a customer

The Company generally considers a purchase order or a signed quote to be a contract with a customer. In evaluating the contract with a customer, the Company analyzes the customer’s intent and ability to pay the amount of promised consideration (credit risk) and considers the probability of collecting substantially all of the consideration.

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

Determining the transaction price requires of level judgment, which is discussed by revenue category in further detail below.

The Company does not offer extended payment terms beyond one year to customers.

4.	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company determines standalone selling price based on the price at which the performance obligation is sold separately.

5.	Recognize revenue when or as the Company satisfies a performance obligation

The Company generally satisfies performance obligations at a point in time, once the customer has obtained the legal title to the items purchased or service provided.

For systems sold to rehabilitation facilities, the Company includes insignificant training and considers the elements in the arrangement to be a single performance obligation. Therefore, the Company recognizes revenue for the system and training only after delivery in accordance with the agreement's delivery terms to the customer and after the training has been completed.

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

Disaggregation of Revenue (in thousands)

	Year Ended December 31,
	2022	2021	2020
Units placed	$5,034	$5,449	$3,620
Spare parts and warranties	477	517	773
Total Revenue	$5,511	$5,966	$4,393

Units placed

During 2022, the Company offered five products: (1) ReWalk Personal, (2) ReWalk Rehabilitation, (3) ReStore, (4) MyoCycle and (5) MediTouch. Due to unsatisfactory sales performance of the MediTouch product lines, we terminated this agreement as of January 31, 2023.

ReWalk Personal and ReWalk Rehabilitation are SCI Products, which are currently designed for everyday use by paraplegic individuals at home and in their communities. The SCI Products are custom fitted for each user, as well as for use by paraplegic patients in the clinical rehabilitation environment, where they provide individuals access to valuable exercise and therapy. ReWalk Rehabilitation which is a ReWalk Personal 6.0 product sold with multiple sizes of our adjustable parts to allow different users the ability to train within a clinic.

The ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke in the clinical rehabilitation environment.

The Company also sells Distributed Products that include the MyoCycle, which uses Functional Electrical Stimulation (“FES”) technology, and MediTouch tutor movement biofeedback devices. The Company markets the Distributed Products in the United States for use at home or in clinic.

Units placed include revenue from sales of SCI Products, ReStore, and Distributed Products.

For units placed, the Company recognizes revenue when it transfers control and title has passed to the customer. Each unit placed is considered an independent, unbundled performance obligation. The Company also offers a rent-to-purchase model in which the Company recognizes revenue ratably according to the agreed rental monthly fee.

Spare parts and warranties

Spare parts are sold to private individuals, rehabilitation facilities and distributors. Revenue is recognized when the Company satisfies a performance obligation by transferring control over promised goods or services to the customer. Each part sold is considered an independent, unbundled performance obligation.

Warranties are classified as either an assurance type or a service type warranty. A warranty is considered an assurance type warranty if it provides the customer with assurance that the product will function as intended for a limited period of time. An assurance type warranty is not accounted for as a separate performance obligation under the revenue model.

SCI Products include a five-year warranty. The first two years are considered as an assurance type warranty and the additional period is considered an extended service arrangement, which is a service type warranty. A service type warranty is either sold with a unit or separately for a unit for which the warranty has expired. A service type warranty is accounted as a separate performance obligation and revenue is recognized ratably over the life of the warranty.

The ReStore device is sold with a two-year warranty which is considered as assurance type warranty.

The Distributed Products are sold with assurance type warranty ranging from between one year to ten years, depending on the specific product and part.

Contract balances (in thousands)

	December 31,	December 31,
	2022	2021
Trade receivable, net (1)	$1,036	$585
Deferred revenue (1) (2)	$1,191	$1,182
(1)	Balance presented net of unrecognized revenue that were not yet collected.

(2)	$352 thousands of the December 31, 2021 deferred revenue balance was recognized as revenue during the year ended December 31, 2022.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized. The Company's unearned performance obligations as of December 31, 2022 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $1.2 million, which will be fulfilled over one to five years.

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

The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards. The Company account for forfeitures as they occur.

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its share-option awards. The option-pricing model requires a number of assumptions, of which the most significant are the fair market value of the underlying ordinary share, expected share price volatility and the expected option term. Expected volatility is calculated based on actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected term of the options, or based on certain peer companies that the Company considered to be comparable, in case there is no sufficient trading volume to rely on market volatility. The expected option term is determined based on the simplified method in accordance with Staff Accounting Bulletin No. 110, as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The fair value of Restricted Stock Units (RSUs) granted is determined based on the price of the Company’s ordinary shares on the date of grant.

There were no options granted during the twelve months ended December 31, 2022, 2021, and 2020.

The Company accounts for options granted to consultants and other service providers under ASC No. 718. The fair value of these options was estimated using a Black-Scholes-Merton option-pricing model.

The non-cash compensation expenses related to employees and non-employees for the years ended December 31, 2022, 2021 and 2020 amounted to $993 thousand, $833 thousand and $749 thousand respectively.

m. Warrants to Acquire Ordinary Shares:

During the twelve-month ended December 31, 2021, the Company issued warrants to acquire up to 15,083,611 ordinary shares. There were no issued warrants during the twelve months ended December 31, 2022. The Company assessed the warrants pursuant to ASC 480 "Distinguishing Liabilities from Equity" and ASC 815 "Derivatives and Hedging" and determined that the warrants should be accounted for as equity and not as a derivative liability. Refer to Note 8f for additional information.

n. Research and Development Costs:

Research and development costs are charged to the consolidated statement of operations as incurred and are presented net of the amount of any grants the Company received for research and development in the period in which the grant was received.

o. Income Taxes

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

ASC No. 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company accrues interest and penalties related to unrecognized tax benefits in its taxes on income. As of December 31, 2022, and 2021, the Company did not identify any significant uncertain tax positions.

p. Warranty:

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2021	$112
Provision	314
Usage	(334)
Balance at December 31, 2022	$92

q. Concentrations of Credit Risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables.

The Company’s cash and cash equivalents are deposited in major banks in Israel, the United States and Germany. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company maintains cash and cash equivalents with diverse financial institutions and monitors the amount of credit exposure to each financial institution. The bank deposits are held in financial institutions which management believes are institutions with high credit standing, and accordingly, minimal credit risk from geographic or credit concentration exists with respect to these deposits.

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	December 31,
	2022	2021
Customer A	27%	12%
Customer B	13%	16%
Customer C	13%	* )
Customer D	11%	* )
Customer E	* )	20%
Customer F	* )	18%
Customer G	* )	10%

*)	Less than 10%

The Company’s trade receivables are geographically diversified and derived primarily from sales to customers in various countries, mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its distributors based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts. As of December 31, 2022, and 2021 trade receivables are presented net of $26 thousand and $42 thousand allowance for doubtful accounts, respectively.

r. Accrued Severance Pay:

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

Total Company’s expenses related to severance pay amounted to $113 thousand, $104 thousand and $125 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

s. Fair Value Measurements:

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The three-tiers are defined as follows:

▪	Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

▪	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

▪	Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

The carrying amounts of cash and cash equivalents, short term deposits, trade receivables and trade payables approximate their fair value due to the short-term maturity of such instruments.

t. Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of ordinary shares outstanding during the period.

Diluted loss per share is computed based on the weighted average number of ordinary shares outstanding during the period, plus dilutive potential shares considered outstanding during the period.

The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share (in thousands, except share and per share data):

	Year ended December 31,
	2022	2021	2020
Net loss	$(19,569)	$(12,736)	$(12,976)

Net loss attributable to ordinary shares	(19,569)	(12,736)	(12,976)
Shares used in computing net loss per ordinary shares, basic and diluted	62,378,797	47,935,652	15,764,980

Net loss per ordinary share, basic and diluted	$(0.31)	$(0.27)	$(0.82)

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

For the twelve months ended December 31, 2022, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 19,464,888, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

u. Contingent liabilities

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

v. Government grants

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

w. Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded at commencement date based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items, such as initial direct costs paid or incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Leases with an initial term of 12 months or less are not recorded on the balance sheet.

x. New Accounting Pronouncements

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Topic 326 will be effective on the Company beginning on January 1, 2023. The adoption is not expected to result in a material impact on the Company’s consolidated financial statements.
NOTE 3:-	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31,
	2022	2021
Government institutions	$81	$207
Prepaid expenses	242	335
Advances to vendors	174	5
Other assets	152	63

	$649	$610

NOTE 4:- INVENTORIES

The components of inventories are as follows (in thousands):

	December 31,
	2022	2021
Finished products	$2,421	$2,284
Raw materials	508	705

	$2,929	$2,989

During the twelve months ended December 31, 2022, 2021, and 2020, the Company recognized, at cost of revenues, reserves for excess and obsolete in the amount of $502 thousand, $252 thousand, and $215 thousand, respectively.

NOTE 5:- PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2022	2021
Cost:
Computer equipment	$743	$741
Office furniture and equipment	308	301
Machinery and laboratory equipment	621	620
Field service units	1,816	1,712
Leasehold improvements	333	333

	$3,821	$3,707

	December 31,
	2022	2021
Accumulated depreciation	3,625	3,423

Property and equipment, net	$196	$284

Depreciation expenses amounted to $202 thousand, $266 thousand, and $285 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Pursuant to the terms of the warrant, in connection with the $20 million drawdown under the Loan Agreement on January 4, 2016, we issued to Kreos the warrant to purchase up to 4,771 of our ordinary shares at an exercise price of $241.0 per share, increased to 6,679 ordinary shares on December 28, 2016. Subject to the terms of the warrant, the warrant is exercisable, in whole or in part, at any time prior to the earlier of (i) December 30, 2025, or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of us with or into, or the sale or license of all or substantially all our assets or shares to, any other entity or person, other than a wholly-owned subsidiary of us, excluding any transaction in which our shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction.

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

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of December 31, 2022, non-cancelable outstanding obligations amounted to approximately $1.9 million.

b. Operating lease commitment:

(i)
The Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2023 and 2025. A portion of the Company’s facilities leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)

RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2023 and 2025 A subset of the Company’s cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $21 thousand as of December 31, 2022

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s consolidated balance sheets as of December 31, 2022 are as follows (in thousands):

2023	$603
2024	356
2025	47
Total lease payments	1,006
Less: imputed interest	(109)
Present value of future lease payments	897
Less: current maturities of operating leases	(564)
Non-current operating leases	$333
Weighted-average remaining lease term (in years)	1.43
Weighted-average discount rate	12.3%

Total lease expenses for the years ended December 31, 2022, 2021 and 2020 were $739 thousand, $730 thousand, and $764 thousand, respectively.

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the IIA. Since the Company’s inception through December 31, 2022, the Company received funding from the IIA in the total amount of $2.3 million. Out of the $2.3 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $309 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

Additionally, the License Agreement requires the Company to pay Harvard royalties on net sales, see Note 9 below for more information about the Collaboration Agreement and the License Agreement.

As of December 31, 2022, the Company paid royalties to the IIA in the total amount of $110 thousand.

Royalties expenses in cost of revenue were $7 thousand, $14 thousand and $46 thousand, for the years ended December 31, 2022, 2021 and 2020 , respectively.

As of December 31, 2022, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

d. Liens

As part of the Company’s Restricted cash and other long-term assets, as of December 31, 2022, an amount of $659 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

NOTE 8: - SHAREHOLDERS’ EQUITY

a. Equity raise:

    Follow-on offerings

On February 10, 2020, the Company closed a “best efforts” public offering whereby the Company issued an aggregate of 5,600,000 of common units and pre-funded units at a public offering price of $1.25 per common unit and $1.249 per pre-funded unit. As part of the public offering, the Company entered into a securities purchase agreement with certain institutional purchasers. Each common unit consisted of one ordinary share, par value NIS 0.25 per share, and one common warrant to purchase one ordinary share. Each of the 1,546,828 pre-funded unit consisted of one pre-funded warrant to purchase one ordinary share and one common warrant. Additionally, the Company issued warrants to purchase up to 336,000 ordinary shares, with an exercise price of $1.5625 per share, to representatives of H.C. Wainwright as compensation for its role as the placement agent in the Company’s February 2020 offering. During the three months ended March 31, 2020, all pre-funded warrants to purchase ordinary shares were exercised. As of December 31, 2022, a total of 5,571,600 common warrants to purchase ordinary shares were exercised, additionally 230,160 common warrants to purchase ordinary shares were exercised to representatives of H.C. Wainwright.

On July 6, 2020, the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of (i) 4,938,278 ordinary shares, par value NIS 0.25 per share, at a price of $1.8225 per ordinary share and (ii) warrants to purchase up to 2,469,139 ordinary shares with an exercise price of $1.76 per share, exercisable from July 6, 2020, until January 6, 2026. Additionally, the Company issued warrants to purchase up to 296,297 ordinary shares, with an exercise price of $2.2781 per share, exercisable from July 6, 2020, until July 2, 2025, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in its July 2020 registered direct offering. As of December 31, 2022, a total of 2,020,441 common warrants to purchase ordinary shares were exercised.

On December 3, 2020, the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of (i) 5,579,776 ordinary shares, par value NIS 0.25 per share, at a price of $1.4337 per ordinary share and (ii) warrants to purchase up to 4,184,832 ordinary shares with an exercise price of $1.34 per share, exercisable from December 8, 2020, until June 8, 2026. Additionally, the Company issued warrants to purchase up to 334,787 ordinary shares, with an exercise price of $1.7922 per share, exercisable from December 8, 2020, until June 8, 2026, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in its December 2020 registered direct offering. As of December 31, 2022, a total of 3,598,072 common warrants to purchase ordinary shares were exercised, additionally 225,981 common warrants to purchase ordinary shares were exercised to representatives of H.C. Wainwright.

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

As of December 31, 2022, a total of 9,814,754 outstanding warrants with exercise prices ranging from $1.25 to $1.79 were exercised, for total gross proceeds of approximately $13.8 million. During the twelve months that ended December 31, 2022 no warrants were exercised.

b. Share option plans:

On March 30, 2012, the Company’s board of directors adopted the ReWalk Robotics Ltd. 2012 Equity Incentive Plan.

On August 19, 2014, the Company’s board of directors adopted the ReWalk Robotics Ltd. 2014 Incentive Compensation Plan or the “Plan”. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, Restricted Stock Units (“RSUs’’), cash-based awards, other stock-based awards and dividend equivalents to the Company’s and its affiliates’ respective employees, non-employee directors and consultants.

Starting in 2014, the Company grants to directors and employees also RSU under this Plan. An RSU award is an agreement to issue shares of the company’s ordinary shares at the time the award is vested.

As of December 31, 2022 and 2021, the Company had reserved 2,934,679 and 233,957 shares of ordinary shares, respectively, available for issuance to employees, directors, officers, and non-employees of the Company.

The options generally vest over four years, with certain options granted to non-employee directors vesting over one year.

Any option or RSUs that are forfeited or canceled before expiration becomes available for future grants under the Plan.

A summary of employee and non-employee shares options activity during the fiscal year ended 2022 is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the year	61,832	$38.34	4.55	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(17,838)	31.13	-	-

Options outstanding at the end of the year	43,994	$41.27	4.39	$-

Options exercisable at the end of the year	43,217	$41.91	4.36	$-

There were no options granted during the fiscal year ended December 31, 2022, 2021 and 2020. The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders, which hold options with positive intrinsic value, exercised their options on the last date of the exercise period. During the years ended December 31, 2022, 2021 and 2020, no options were exercised.

A summary of employee and non-employee RSUs activity during the fiscal year ended 2022 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs at the beginning of the year	1,356,284	1.61
Granted	2,152,757	1.00
Vested	(543,343)	1.51
Forfeited	(210,641)	1.53

Unvested RSUs at the end of the year	2,755,057	1.16

The weighted average grant date fair values of RSUs granted during the fiscal year ended December 31, 2022, 2021 and 2020, were $1.00, $1.69 and $1.44, respectively.

Total fair value of shares vested during the year ended December 31, 2022, 2021 and 2020 were $860 thousand, $802 thousand, and $676 thousand , respectively. As of December 31, 2022, there were $2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2014 Plan. This cost is expected to be recognized over a period of approximately 2.7 years.

The number of options and RSUs outstanding as of December 31, 2022 is set forth below, with options separated by range of exercise price:

Range of exercise price	Options and RSUs Outstanding as of December 31, 2022	Weighted average remaining contractual life (years) (1)	Options Exercisable as of December 31, 2022	Weighted average remaining contractual life (years) (1)
RSUs only	2,755,057	-	-	-
$5.37	12,425	6.24	11,648	6.24
$20.42- $33.75	13,317	5.21	13,317	5.21
$37.14-$38.75	8,946	0.98	8,946	0.98
$50-$52.5	6,731	4.46	6,731	4.46
$182.5-$524.25	2,575	2.85	2,575	2.85
	2,799,051	4.39	43,217	4.36

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c. Equity compensation issued to consultants:

The Company granted 47,522 fully vested RSUs during the fiscal year ended December 31, 2022, to non-employee consultants. As of December 31, 2022, there are no outstanding options or RSUs held by non-employee consultants.

d. Share-based compensation expense for employees and non-employees:

The Company recognized share-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$16	$10	$8
Research and development, net	94	55	136
Sales and marketing, net	250	171	163
General and administrative	633	597	442

Total	$993	$833	$749

e.  Treasury shares:

On June 2, 2022, the Company’s Board of Directors approved a share repurchase program to repurchase up to $8 million of its Ordinary Shares, par value NIS 0.25 per share. On July 21, 2022, the Company received approval from an Israeli court for the share repurchase program. The program was scheduled to expire on the earlier of January 20, 2023, or reaching $8.0 million of repurchases. On December 22, 2022, the Company’s Board of Directors approved an extension of the repurchase program, with such extension to be in the aggregate amount of up to $5.8 million. The extension was approved by an Israeli court on February 9, 2023, and will expire on the earlier of August 9, 2023, or reaching the additional $5.8 million of repurchases of ordinary shares.

As of December 31, 2022, pursuant to the Company’s share repurchase program, the Company had repurchased a total of 2,933,208 of its outstanding ordinary shares at a total cost of $2.6 million.

As to ordinary shares repurchased after December 31, 2022, see Note 14.

f.   Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2022:

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

(1)

Represents warrants for ordinary shares issuable upon an exercise price of $7.500 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of December 31, 2022.

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

(12)

Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020. As of December 31, 2022, 3,740,100 warrants were exercised for total consideration of $4,675,125. During the twelve months that ended December 31, 2022, no warrants were exercised.

(13)

Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering. As of December 31, 2022, 230,160 warrants were exercised for total consideration of $359,625. During the twelve months that ended December 31, 2022, no warrants were exercised.

(14)

Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in July 2020. As of December 31, 2022, 2,020,441 warrants were exercised for total consideration of $3,555,976. During the twelve months that ended December 31, 2022, no warrants were exercised.

(15)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s July 2020 registered direct offering.

(16)

Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in December 2020. As of December 31, 2022, 3,598,072 warrants were exercised for total consideration of $4,821,416. During the twelve months that ended December 31, 2022, no warrants were exercised.

(17)

Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of December 31, 2022, 225,981 warrants were exercised for total consideration of $405,003. During the twelve months that ended December 31, 2022, no warrants were exercised.

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

NOTE 9: - RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

On May 16, 2016, the Company entered into a Collaboration Agreement (as amended, the “Collaboration Agreement”) and an Exclusive License Agreement (as amended, the “License Agreement”) with Harvard.  The Collaboration Agreement concluded on March 31, 2022.

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

The License Agreement required the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of December 31, 2022, the Company achieved three of the milestones which represent all development milestones under the License Agreement. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company has recorded expenses in the amount of $74 thousand, $293 thousand, and $762 thousand as research and development expenses related to the License Agreement and to the Collaboration Agreement for the years ended December 31, 2022, 2021 and 2020, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

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

NOTE 11:-  INCOME TAXES

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a. Corporate tax rates in Israel:

Presented hereunder are the tax rates relevant to the Company in the years 2020-2022:

The Israeli statutory corporate tax rate and real capital gains were 23% in the years 2020-2022.

b. Income (loss) before taxes on income is comprised as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(19,110)	$(12,780)	$(12,992)
Foreign	8	138	67
	$(19,102)	$(12,642)	$(12,925)

c.  Taxes on income are comprised as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current	$151	$123	$95
Deferred	316	(29)	(44)

	$467	$94	$51
	Year Ended December 31,
	2022	2021	2020
Domestic	$-	$-	$-
Foreign	467	94	51

	$467	$94	$51

d. Deferred income taxes (in thousands):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of December 31, 2022 and 2021 are derived from temporary differences.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Based on the Company’s history of losses, the Company established a full valuation allowance for RRL.

Undistributed earnings of certain subsidiaries as of December 31, 2022 were immaterial. The Company intends to reinvest these earnings indefinitely in the foreign subsidiaries. As a result, the Company has not provided for any deferred income taxes.

	December 31,
	2022	2021
Deferred tax assets:
Carry forward tax losses	$50,833	$47,323
Research and development carry forward expenses-temporary differences	844	718
Accrual and reserves	392	373
Share based compensation	456	-
Lease liabilities	214	261
Total deferred tax assets	52,739	48,675
Deferred tax liabilities:
Right-of-use asset	(214)	(261)
Net deferred tax assets	52,525	48,414
Valuation allowance	(52,525)	(48,098)

Net deferred tax assets	$-	$316

The net changes in the total valuation allowance for each of the years ended December 31, 2022, 2021 and 2020, are comprised as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$(48,098)	$(42,941)	$(36,392)
Changes due to exchange rate differences	1,418	(1,488)	(2,929)
Adjustment previous year loss	(14)	-	-
Additions during the year	(5,831)	(3,669)	(3,620)

Balance at end of year	$(52,525)	$(48,098)	$(42,941)

e. Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Loss before taxes, as reported in the consolidated statements of operations	$(19,102)	$(12,642)	$(12,925)

Statutory tax rate	23.0%	23.0%	23.0%

Theoretical tax benefits on the above amount at the Israeli statutory tax rate	$(4,393)	$(2,908)	$(2,973)
Income tax at rate other than the Israeli statutory tax rate	(2)	7	3
Non-deductible expenses including equity-based compensation expenses and other	262	102	185
Operating losses and other temporary differences for which valuation allowance was provided	5,375	3,669	3,620
Permanent differences	(775)	(784)	(706)
Other	-	8	(78)

Actual tax expense	$467	$94	$51

f. Foreign tax rates:

Taxable income of RRI was subject to tax at the rate of 21% in 2022, 2021 and 2020.

Taxable income of RRG was subject to tax at the rate of 30% in 2022, 2021, and 2020.

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

h. Tax assessments:

RRL and RRG has had final tax assessments up to and including the 2016 tax year.

RRI has had final tax assessments up to and including the 2018 tax year.

i. Net operating carry-forward losses for tax purposes:

As of December 31, 2022, RRL has carry-forward losses amounting to approximately $220.9 million, which can be carried forward for an indefinite period.

NOTE 12: - FINANCIAL EXPENSES (INCOME), NET

The components of financial expenses (income), net were as follows (in thousands):

	Year Ended December 31,
	2022			2021	2020
Foreign currency transactions and other		$(22)		$(38)	$(9)
Financial expenses related to loan agreement with Kreos		-		-	907
Bank commissions		22		25	23

	$	*	)	$(13)	$921

*) Represent an amount lower than $1.

NOTE 13: - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business based on one reportable segment and derives revenue from selling systems and services (see Note 1 for a brief description of the Company’s business). The following is a summary of revenue within geographic areas (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue based on customer’s location:
Israel	$32	$-	$-
United States	2,303	2,519	1,746
Europe	3,057	3,381	2,631
Asia-Pacific	115	60	8
Latin America	-	-	6
Africa	4	6	2

Total revenue	$5,511	$5,966	$4,393
	December 31,
	2022	2021
Long-lived assets by geographic region:
Israel	$757	$629
United States	231	493
Germany	44	43

	$1,032	$1,165

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

Major customers data as a percentage of total revenue:

	Year Ended December 31,
	2022		2021		2020
Customer A	14.2%		*	)	10.0%
Customer B	*	)	11.0%		*	)

*)	Less than 10%

NOTE 14:  SUBSEQUENT EVENTS

In January 2023, the Company repurchased an additional 730,350 of its ordinary shares for an aggregate consideration of $628 thousand.