Form 10-K/A
period 2022-12-31
ReWalk Robotics Ltd.
filed 2023-05-01
CIK 1607962

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

As of February 23, 2023, the Registrant had outstanding 59,480,132 Ordinary Shares, par value NIS 0.25 per share.

The registrant’s auditor is Kost Forer Gabbay & Kasierer, Tel-Aviv, Israel (PCAOB ID 1281)

EXPLANATORY NOTE TO AMENDMENT NO. 1

ReWalk Robotics Ltd. (the “Company,” “we,” “us,” “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Original Form 10-K” and together with Amendment No. 1, the “2022 Annual Report”) for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our 2022 Annual Report because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Item 15 of Part IV of the Original Form 10-K is hereby amended to include as Exhibits 31.3 and 31.4 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Except as described herein, this Amendment No. 1 does not modify or update the disclosures in, or exhibits to, the Original Form 10-K or update the Original Form 10-K to reflect events occurring after the date of such filing. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K. Unless otherwise defined herein, all capitalized terms included in this Amendment No. 1 but not otherwise defined herein shall have the meanings ascribed to such terms in the Original Form 10-K.

REWALK ROBOTICS LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

Set forth below are the names and ages of the directors of the Company as of April 28, 2023 and their principal occupations at present and for the past five years. Our Board of Directors (the “Board”) currently consists of ten members and is divided into three classes, with a class of directors elected each year for a three-year term. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age	Current Position with the Company	Director Since
Jeff Dykan*(1)	64	Class I Director, Chairman	2009
Yasushi Ichiki*	55	Class I Director	2014
Joseph Turk*(2)	55	Class I Director	2022
Hadar Levy*	50	Class I Director	2022
Larry Jasinski	65	Class II Director, Chief Executive Officer	2012
Dr. John William Poduska*(2) (3)	85	Class II Director	2014
Randel E. Richner*	67	Class II Director	2020
Wayne B. Weisman*(3)	67	Class III Director	2009
Aryeh (Arik) Dan*(1)(2)	64	Class III Director	2013
Yohanan Engelhardt*(3)	65	Class III Director	2018

____________________

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

Wayne B. Weisman, 67, has served on our Board since 2009 and as a member of our audit committee since March 15, 2020. He previously served as a member of our audit committee from the end of December 2017 until May 2018. He was appointed by our shareholder SCP Vitalife. Since 2007, Mr. Weisman has been a director of SCP Vitalife GP, the corporate general partner of the common general partner of SCP Vitalife Partners II L.P. and its affiliate SCP Vitalife Partners (Israel) II L.P. He has also served as a managing member of SCP Vitalife Management Company, LLC, which by contract provides certain management services to the common general partner of SCP Vitalife. Mr. Weisman is Chairman of Recro Pharma, Inc. (Nasdaq: REPH), a pharmaceutical contract development and manufacturing company. Mr. Weisman also serves on the board of directors of Baudax Bio, Inc. (Nasdaq: BXRX), a specialty pharmaceutical company developing multiple non-opioid therapeutics for the treatment of serious acute pain. He also serves on the boards of a number of private companies, including Garnet Biotherapeutics Inc. and Echo360 Inc. Mr. Weisman previously served on the board of directors of each of EndoSpan Ltd. from 2009 to 2015, Ivenix, Inc. from 2011 to 2015 and Pocared Diagnostics Ltd. from 2007 to 2015. He is vice chairman of the board of trustees of Young Scholars Charter School. He is also an advisory board member of the Philadelphia-Israel Chamber of Commerce and Mid-Atlantic Diamond Ventures, the venture forum of Temple University. Mr. Weisman holds a B.A. from the University of Pennsylvania and a J.D. from the University of Michigan Law School. We believe that Mr. Weisman’s leadership as a director of various pharmaceutical and healthcare companies and his extensive experience serving as a director on other boards provide him the qualifications and skills to serve as a member of our Board.

Aryeh (Arik) Dan, 64, has served on our Board since 2013. He was appointed by our shareholder Yaskawa Electric Corporation, a manufacturer of motion controllers, switches, industrial robots and other automation products. He has served as the President and Chief Executive Officer of Yaskawa Europe Technology since 2005. Mr. Dan holds a B.Sc. in aeronautical engineering from the Technion-Israel Institute of Technology and completed studies in the M.B.A. research program at Keio University, Japan. We believe that Mr. Dan’s leadership experience and his expertise in robotics technology and research and development provide him with the qualifications and skills to serve as a member of our Board.

Yohanan Engelhardt, 65, has served on our Board since May 2018 and has been the chairman of our audit committee since May 3, 2018. Mr. Engelhardt served as CFO and Vice President of Finance of publicly traded and private companies for 25 years, including 18 years at ViryaNet, a provider of mobile workforce management software solutions. During his tenure at ViryaNet he oversaw all financial operations, M&A activities, private placements, the company’s initial public offering and the sale of the company to a large private equity firm in 2014. Since 2015, he has provided CFO services to early-stage companies as well as accounting services to an accounting firm. Mr. Engelhardt holds a B.A. in accounting and economics from the Hebrew University of Jerusalem and a Certified Public Accountant license in the United States and in Israel. He is a member of the American Institute of Certified Public Accountants and the Institute of Certified Public Accountants in Israel. We believe that Mr. Engelhardt’s extensive background as executive in various public companies provides him the qualifications and skills to serve as a member of our Board.

Class I Directors Continuing in Office until the 2024 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2024 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this Amendment No. 1:

Jeff Dykan, 64, has served on our Board since 2006 and has been the Chairman of our Board since 2009. He was appointed by our shareholder SCP Vitalife. Since 2002 Mr. Dykan has been a director of Vitalife Partners Management LP, the general partner of Vitalife, and since 2007 has been a director of its successor fund, SCP Vitalife GP, the corporate general partner of the common general partner of SCP Vitalife Partners II L.P. and its affiliate SCP Vitalife Partners (Israel) II L.P. He has also served as a managing member of SCP Vitalife Management Company, LLC and SCP Vitalife Management Israel Ltd., which by contract provides certain management services to the common general partner of SCP Vitalife. Prior to joining Vitalife, from 2001 to 2002, Mr. Dykan was the Chairman and Chief Executive Officer of BitBand Inc., formerly a provider of content management and delivery systems, specializing in video on demand for IPTV. Mr. Dykan is a member of the American Institute of Certified Public Accountants and holds a B.Sc. in accounting and management and an M.B.A. in computer applications, both from New York University. We believe that Mr. Dykan’s extensive knowledge of corporate finance, securities and investments and his years of acting in management roles provide him the qualifications and skills to serve as a member of our Board.

Yasushi Ichiki, 55, has served on our Board since 2014. He was appointed by our shareholder Yaskawa Electric Corporation, a manufacturer of motion controllers, switches, industrial switches and other automation products. Mr. Ichiki has been the Manager of the Corporate Planning Department, Corporate Planning Division, of Yaskawa Electric Corporation since May 2014. Previously, from February 2010 to April 2014, he served as the General Manager of Corporate Planning, Robotics Division of Yaskawa Europe GmbH. Mr. Ichiki holds a B.A. from Yamaguchi University, Japan. We believe that Mr. Ichiki’s management experience and his expertise in the development and marketing of robotics and power electronics technology provide him the qualifications and skills to serve as a member of our Board.

Joseph Turk, 55, has served on our Board since April 2022. Mr. Turk has served as an Executive Vice President of Fresenius Medical Care North America since 2019, during which he has served as the Global Head of Home Therapies since January 2022, President of its North American Renal Therapies Group from July 2021 through December 2021, and as the President of its U.S. Home and Critical Care Therapies group from February 2019 until July 2021. Previously he served in a number of roles at NxStage Medical, Inc. from 2000 to 2019, including President, Senior Vice President, and Vice President of Marketing. Prior to this, Mr. Turk held roles at Boston Scientific Corporation and McKinsey and Company. Mr. Turk holds a B.A. from Wabash College and an M.A from the Kellogg Graduate School of Management. We believe that Mr. Turk’s management leadership and experience in successfully achieving favorable Medicare reimbursement, building an organization for implementation of commercialization with a novel breakthrough medical device, and completing multiple new business development transactions provide him the qualifications and skills to serve as a member of our Board.

Hadar Levy, 50, has served on our Board since August 2022.  Mr. Levy has more than 20 years of experience in management and finance. Mr. Levy has served as the Chief Executive Officer of Brainsway Ltd., a commercial stage medical device company developing advanced noninvasive neurostimulation treatments for mental health disorders, since February 2023, and prior to that, held several senior management roles at Brainsway since joining in July 2014, including as Senior Vice President and Chief Operating Officer since May 2020, and as Chief Financial Officer from September 2014 to May 2020. Prior to joining Brainsway, Mr. Levy served as a finance manager in the Latin America Division at Amdocs Ltd., where he was responsible for accounting, financial reporting, treasury, portfolio management and finance support for Mergers & Acquisitions. Prior to Amdocs, he served as Chief Financial Officer & Business Development of Notal Vision, a healthcare company that researches and develops medical technologies for detecting retinal malfunction and deterioration, where he was responsible for all financial functions and led financial rounds of equity including M&A activities with strategic partners. Prior to this position, he served as Controller of GE Healthcare Israel. Mr. Levy began his career at Deloitte LLP. He holds a BA in Accounting and Economics, an LLM degree from Bar-Ilan University (Tel Aviv, Israel), and is a Certified Public Accountant. We believe that Mr. Levy’s finance and senior management experience in the medical device industry experience provide him with the qualifications and skills to serve as a member of our Board.

Class II Directors Continuing in Office until the 2025 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2025 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this Amendment No. 1:

Larry Jasinski, 65, has served as our Chief Executive Officer (“CEO”) and as a member of our Board since February 2012. From 2005 until 2012, Mr. Jasinski served as the President and Chief Executive Officer of Soteira, Inc., a company engaged in development and commercialization of products used to treat individuals with vertebral compression fractures, which was acquired by Globus Medical in 2012. From 2001 to 2005, Mr. Jasinski was President and Chief Executive Officer of Cortek, Inc., a company that developed next-generation treatments for degenerative disc disease, which was acquired by Alphatec in 2005. From 1985 until 2001, Mr. Jasinski served in multiple sales, research and development, and general management roles at Boston Scientific Corporation. Mr. Jasinski has served on the board of directors of Massachusetts Bay Lines since 2015 and of LeMaitre Vascular, Inc. since 2003. Mr. Jasinski holds a B.Sc. in marketing from Providence College and an MBA from the University of Bridgeport. We believe that Mr. Jasinski’s successful leadership and executive experience, along with his extensive knowledge of the medical devices industry and research and development, provide him the qualifications and skills to act as a member of our Board.

Dr. John William Poduska, 85, has served on our Board since 2014. He also serves as a director on the boards of a number of privately-held companies. Dr. Poduska also served as a director of EXA Corporation (Nasdaq: EXA), where he served as chairman of the company and a member of the nominating and corporate governance committee, until 2018, Novell, Inc. until 2011 and of Anadarko Petroleum Corporation and Safeguard Scientifics, Inc. until 2009. Dr. Poduska was the Chairman of Advanced Visual Systems Inc., a provider of visualization software, from January 1992 to December 2001. From December 1989 until December 1991, Dr. Poduska was President and Chief Executive Officer of Stardent Computer Inc., a computer manufacturer. From December 1985 until December 1989, Dr. Poduska served as Chairman and Chief Executive Officer of Stellar Computer Inc., a computer manufacturer he founded which is the predecessor of Stardent Computer Inc. Prior to founding Stellar Computer, Inc., Dr. Poduska founded Apollo Computer Inc. and Prime Computer, Inc. Dr. Poduska holds a Sc.D. from MIT and an Honorary Doctorate of Humane Letters from Lowell University. We believe that Dr. Poduska’s varied director experience, both in private and public companies, his expertise in computer engineering and his familiarity with developing companies equip him with the qualifications and skills to serve as a member of our Board.

Randel E. Richner, 67, has served on our Board since November 2020. Ms. Richner has over 30 years’ experience in health policy, reimbursement and economics. From 2013 to 2015, Ms. Richner served as Executive Vice President of Intralign Health, LLC. From 2006 to 2012, she was President and Founder of Neocure Group, data analytics, health economics and reimbursement strategic services, acquired by Intralign Health, LLC in 2013. From 1997 to 2006, Ms. Richner was Vice President of Global Government Affairs and Reimbursement, Boston Scientific Corporation. Ms. Richner has engaged with U.S. Congress and CMS, appointed as first industry representative, Executive Committee (EC) Medicare Coverage Advisory Committee (MCAC). She has served on the Executive Dean’s Advisory Board, University of Michigan’s School of Public Health, since 2007, and has served on multiple boards including MassMedic (founding Women in MedTech), Executive Advisory Board Center for Evaluation Value, Risk Tufts New England Medical Center, International Society of Pharmacoeconomics and Research (ISPOR), founding the U.S. Medical Device Council. Ms. Richner has been an invited executive lecturer at Dartmouth, Tuck School of Business; University of Michigan School of Engineering and University of Michigan School of Public Health. She has a Master of Public Health in Health Policy and Administration and a Bachelor of Science in Nursing from University of Michigan. We believe that Ms. Richner’s extensive leadership and board membership experience in the healthcare industry, as well as her familiarity with health economics and reimbursement procedures, provides her with a unique perspective of our market and the qualifications and skills to serve as a member of our Board.

Information About Our Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of April 28, 2023:

Name	Age	Position
Larry Jasinski	65	Chief Executive Officer and Director
Michael Lawless	55	Chief Financial Officer
Jeannine Lynch	58	Vice President of Market Access
Almog Adar	39	Vice President of Finance

Larry Jasinski.  Mr. Jasinski’s biographical information is set forth above under the section “Information About Our Directors – Class II Directors Continuing in Office until the 2025 Annual General Meeting of Shareholders.”

Michael Lawless, 55, has served as our Chief Financial Officer since September 2022. Prior to ReWalk Robotics, Mr. Lawless served as a CFO consultant for Danforth Advisors, LLC, a provider of outsourced services to the life sciences industry, starting in 2021. Previously, Mr. Lawless served as a Division CFO of Azenta, Inc. (formerly known as Brooks Automation, Inc.), a leading provider of life sciences solutions worldwide, from October 2017 to December 2020, and as Senior Director of Financial Planning and Analysis from February 2015 to October 2017. Mr. Lawless has held senior-level finance positions for numerous public life sciences companies throughout his career, including PerkinElmer, Inc., where he served as Vice President of Financial Planning and Analysis after previously serving as Vice President of Investor Relations.  Mr. Lawless has a Bachelor of Arts degree in Economics from Swarthmore College, a Master of Business Administration degree from the Tuck School of Business at Dartmouth College and is a Certified Public Accountant.

Jeannine Lynch, 58, has served as our Vice President of Market Access and Strategy since August 2021. Prior to ReWalk, Ms. Lynch served as Senior Director of Patient Access Services at BioMarin Pharmaceuticals from April 2009 to September 2021. In addition to her work with BioMarin, Ms. Lynch has worked for industry leaders such as Genentech and Pfizer/Agouron. She has held leadership roles in commercial management, product launches and built customized patient services to address several different rare and ultrarare medical conditions. Ms. Lynch also sits on the Board of Directors for MVP, a non-profit organization to help young people of color prepare, perform, progress, and prosper in their education, leadership and early professional careers. Ms. Lynch is a graduate of the University of California Berkeley and holds a Master of Public Health from the University of Michigan.

Almog Adar, 39, has served as our Vice President of Finance since December 2022. From 2020 to 2022, Mr. Adar served as our Director of Finance and Corporate Financial Controller. Prior to ReWalk Robotics Mr. Adar served as Controller of Infinya recycling Ltd (Previously Amnir Recycling), from January 2018 until December 2019. From January 2016 until December 2017, Mr. Adar served as Assistant Controller of Delta Galil Industries. Mr. Adar has a Bachelor of Arts degree in Accounting and Economics from the Open University of Israel and is a Certified Public Accountant licensed by the Israeli Ministry of Justice.

Board Leadership Structure

The Board does not currently have a formal policy requiring the offices of Chairman of the Board and CEO to be separate. The Board has discretion to make this determination from time to time in a manner that the Board deems most appropriate for the Company. Currently, we have separated the positions of CEO and Chairman of the Board in recognition of the differences between the two roles. The CEO is responsible for the day-to-day leadership and performance of the Company, while the Chairman of the Board (in collaboration with other members of the Board) sets the strategic direction of the Company, provides guidance to the management, sets the agenda for the Board meetings (in collaboration with the other members of the Board) and presides over meetings of the Board. We believe that separating these positions allows the Chairman of the Board to lead the Board in its fundamental role of providing direction and guidance to management, while allowing our CEO to focus on our day-to-day operations. In addition, we believe that the current separation provides a more effective monitoring and objective evaluation of the performance of the CEO. The Board believes it is important that the Company retain organizational flexibility to determine whether the roles of CEO and Chairman of the Board should be separated or combined.

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

Audit Committee

We have a separately designated standing audit committee. The audit committee consists of Mr. Yohanan Engelhardt, Dr. John William Poduska and Mr. Wayne B. Weisman. Mr. Yohanan Engelhardt serves as the chairman of the audit committee. The audit committee holds a minimum of four meetings per year and will meet more frequently as circumstances require. The audit committee met five times during the fiscal year ended December 31, 2022.

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

Each of the current audit committee members is “independent” as such term is defined under the Nasdaq corporate governance rules and under Rule 10A-3(b)(1) under the Exchange Act, which is different from the general test for independence of board members and members of other committees.

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

Compensation Committee

We have a separately designated standing compensation committee. The compensation committee consists of Mr. Aryeh (Arik) Dan, Mr. Joseph Turk, and Dr. John William Poduska. Dr. Poduska serves as the chairman of the compensation committee. The compensation committee meets as circumstances require and held seven meetings during the year ended December 31, 2022. Under its charter, the compensation committee may ask members of management to attend meetings and provide pertinent information as needed. However, any person ineligible to serve as a member of the committee under the Israel Companies Law generally may not attend committee meetings unless to present on a particular topic as determined by the committee. In addition, the CEO may not be present for, and if applicable is excused from, the meeting during voting or deliberation on his compensation.

Israel Companies Law Requirements

Under the Israel Companies Law, the board of directors of a public company must appoint a compensation committee. As discussed above under “Opt-Out of Certain Israel Companies Law Requirements”, in February 2018 we opted out of certain Israel Companies Law requirements, including certain requirements as to the composition of our compensation committee.

The duties of the compensation committee include the recommendation to the company’s board of directors of a compensation policy regarding the terms of engagement of directors and of specified members of senior management. That compensation policy must be adopted by the company’s board of directors, after considering the recommendations of the compensation committee, and must then be approved by the company’s shareholders, which approval requires a Special Approval for Compensation (as defined below under “—Approval of Related Party Transactions under Israeli Law—Fiduciary Duties of Directors and Executive Officers”). Our Board adopted a compensation policy, which our shareholders subsequently approved at the annual general meeting of our shareholders held on June 18, 2020, and an amendment thereto at the annual general meeting of our shareholders held on May 19, 2021 (as amended, the “Compensation Policy”).

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Mr. Aryeh (Arik) Dan and Mr. Jeff Dykan. Mr. Jeff Dykan serves as the chairman of the nominating and corporate governance committee. The nominating and corporate governance committee meets as circumstances require, and held two meetings during the year ended December 31, 2022. Our Board has adopted a nominating and corporate governance committee charter that sets forth the responsibilities of the nominating and corporate governance committee, which include:

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

The matrix below provides certain highlights of the composition of our Board members based on self-identification.

Board Diversity Matrix (As of April 28, 2023)
Total Number of Directors	10
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	9	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	7	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	1	—	—

The charter of the nominating and corporate governance committee is available at http://ir.rewalk.com. Information contained on, or that can be accessed through, our website does not constitute a part of this Amendment No. 1 and is not incorporated by reference herein.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including our CEO, Chief Financial Officer or, if applicable, the Principal Financial Officer (“CFO”), controller or principal accounting officer, or other persons performing similar functions, which fulfils applicable guidelines issued by the SEC. The full text of the Code of Business Conduct and Ethics is posted on the Charters & Policies page of our website at https://ir.rewalk.com/charters-and-policies. Information contained on, or that can be accessed through, our website does not constitute a part of this Amendment No. 1 and is not incorporated by reference herein. We will also provide a hard copy of our Code of Business Conduct and Ethics free of charge upon written request to ReWalk Robotics, Ltd., 3 Hatnufa Street, Floor 6, Yokneam Ilit 2069203, Israel. If we make any amendment to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, from a provision of the code, we will disclose the nature of such amendment or waiver on our website within four business days to the extent required by the rules and regulations of the SEC. We granted no waivers under our Code of Business Conduct and Ethics in 2022.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own more than 10% of our outstanding ordinary shares file with the SEC initial reports of ownership in our ordinary shares and reports of changes in ownership in our ordinary shares. Based solely on a review of reports filed during the fiscal year ended December 31, 2022 and certain of our internal records, we believe that all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners were satisfied on a timely basis, except for (i) one Form 4 filed late by Jeff Dykan on June 30, 2022, (ii) one Form 4 filed late by Larry Jasinski on July 7, 2022, (iii) one Form 3 filed late by Almog Adar on March 25, 2022, (iv) one Form 3 filed late by Hadar Levy on August 24, 2022, and (v) one Form 4 filed late by Hadar Levy on August 24, 2022. The forms filed late by Mr. Jasinski, Mr. Dykan and Mr. Adar were due to administrative errors, while the forms filed late by Mr. Levy were due to an administrative delay in obtaining his SEC filing codes.

ITEM 11. EXECUTIVE COMPENSATION

As a smaller reporting company, we have opted to comply with the executive compensation rules otherwise applicable to “smaller reporting companies,” as such term is defined in Rule 12b-2 under the Exchange Act.

This section provides certain compensation-related information for (1) all individuals who served as our CEO during any part of the year ended December 31, 2022 and (2) our two most highly compensated executive officers (other than our CEO) who were serving as executive officers as of December 31, 2022 (together, our “Named Executive Officers”).

Named Executive Officers

Our Named Executive Officers for the year ended December 31, 2022, which consists of our principal executive officer and our two other most highly compensated executive officers, are:

•	Larry Jasinski, our CEO;

•	Almog Adar, our Vice President of Finance; and

•	Jeannine Lynch, our Vice President of Market Access and Strategy.

2022 Summary Compensation Table

The following table provides information regarding the total compensation awarded to, earned by, or paid to our Named Executive Officers for services rendered to us in all capacities for the fiscal years ended December 31, 2021, and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation($)(3)	All Other Compensation ($)		Total ($)
Larry Jasinski, Chief Executive Officer and Director	2022	419,253	—	200,000	234,782	—		854,035
	2021	400,196	—	279,000	248,327	—		927,523
Almog Adar, Vice President of Finance (4) (5)	2022	152,153	28,760	100,000	30,916	66,931	(5)	378,760

Jeannine Lynch, Vice President of Market Access and Strategy	2022	332,800	—	137,500	93,184	—		563,484
	2021	107,897	—	175,000	98,560	—		381,457

____________________

(1)
Amount represents a retention bonus paid to Mr. Adar in December 2022. The retention bonus was paid in New Israel Shekels (“NIS”), and has been translated to U.S. dollars according to the exchange rate on the date of payment (e.g., 1 USD = 3.477 NIS).

(2)
Amounts represent the aggregate grant date fair value of such awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The fair value of restricted stock units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant. This amount does not correspond to the actual value that may be recognized by the named executive officer upon the vesting of the restricted stock units. The valuation assumptions used in determining such amounts are described in Notes 2l and 8b to our consolidated financial statements included in our 2022 Annual Report.

(3)	Amounts represent the annual bonuses paid with respect to achievement of the Company and, if applicable, individual performance objectives for 2022 and 2021.
(4)	Mr. Adar was not a Named Executive Officer in 2021.
(5)
The amounts set forth for Mr. Adar in the columns “Salary,” “Non-Equity Incentive Plan,” and “All Other Compensation” represent payments, contributions and/or allocations that were made in NIS, and have been translated to U.S. dollars according to the average exchange rate on the applicable period.

(6)
Consists of $46,633 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $20,298 with respect to Mr. Adar’s personal use of a Company-leased car.

Pursuant to regulations promulgated under the Israel Companies Law, we are required to disclose the total compensation earned during 2022 by our five most highly-compensated office holders (as defined in the Israel Companies Law). Three of such individuals are our Named Executive Officers, as defined above, and their respective total compensation for 2022 is set forth in the Summary Compensation Table. The other two individuals, and their respective total compensation for 2022, is as follows:

Name and Principal Position	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation($)(2)	All Other Compensation ($)		Total ($)
Miri Pariente, Vice President of Operations, Regulatory and Quality(3)
	191,714	125,000	50,487	92,897	(4)	460,098
Mike Lawless, Chief Financial Officer (5)
	86,538	201,375	23,704	—		311,617
______________

(1)
Amounts represent the aggregate grant date fair value of such awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The fair value of RSUs granted is determined based on the price of the Company’s ordinary shares on the date of grant. This amount does not correspond to the actual value that may be recognized by the named executive officer upon the vesting of the restricted stock units. The valuation assumptions used in determining such amounts are described in Notes 2l and 8b to our consolidated financial statements included in our 2022 Annual Report.

(2)	Amounts represent the annual bonuses paid with respect to achievement of the Company and, if applicable, individual performance objectives for 2022.
(3)
The amounts set forth for each of Ms. Pariente in the columns “Salary,” “Non-Equity Incentive Plan,” and “All Other Compensation” represent payments, contributions and/or allocations that were made in NIS, and have been translated to U.S. dollars according to the average exchange rate on the applicable period.

(4)
Consists of $55,796 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $37,102 with respect to Ms. Pariente’s personal use of a Company-leased car.

(5)	Mr. Lawless joined the Company as our Chief Financial Officer effective September 19, 2022.

Narrative Disclosure to the 2022 Summary Compensation Table

2022 Non-Equity Incentive Plan

All employees who have bonus features in their employment agreements, including our Named Executive Officers, were eligible to participate in a non-equity incentive plan for fiscal year 2022, pursuant to which employees were eligible to receive a bonus with respect to their performance in such year. Each employee’s target was equal to a specified percentage of his or her base salary, and the actual bonus is paid based on the achievement of certain business and personal performance objectives for the 2022 fiscal year. Not all goals needed to be met for an employee participant to receive a portion of the bonus. The principal business performance objective under the non-equity incentive plan for 2022 was based on achieving specified financial goals or milestones as set forth in the Compensation Policy as approved by our shareholders. These objectives were allocated as 35% for revenue targets, 10% for product development and regulatory approval targets, 10% for market development targets, 10% for strategic targets and 15% for cash management targets. A personal performance objective, which is subjective in nature, made up the remaining 20%.

If the target was met in all categories of the business performance objective, 100% of the employee’s bonus was to be paid. If certain lower targets were met with respect to each of the different targets, 50% of the employee’s bonus was to be paid. If targets are exceeded in all categories of the business performance objective, 150% of the bonus was to be paid.

Equity Compensation

Our equity grant program is intended to align the interests of our Named Executive Officers with those of our stockholders and to motivate them to make important contributions to our performance. In 2022, we granted restricted stock unit awards to each of our Named Executive Officers, as reflected in the “Outstanding Equity Awards at 2022 Fiscal Year End Table” below. The restricted stock units will vest pro-rata annually, with twenty-five percent (25%) of the restricted stock units vesting on each of the first four (4) anniversaries of the grant date of such award.

Employee Benefits and Perquisites

We currently maintain the ReWalk Robotics Inc. 401(k) Plan, a defined contribution plan, or the 401(k) Plan, for the benefit of our employees, including our Named Executive Officers, who satisfy certain eligibility requirements. Our Named Executive Officers (other than Named Executive Officers who are not U.S. citizens) were eligible to participate in the 401(k) Plan on the same terms as our other full-time employees. We believe that providing a vehicle for retirement savings though our 401(k) Plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our Named Executive Officers.

Currently, we do not view perquisites or other personal benefits as a significant component of our Compensation Policy. However, we have provided certain perquisites to our Named Executive Officers in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective, and to provide a competitive compensation package for recruitment and retention purposes. In addition, Mr. Adar is entitled to certain Israeli-related benefits due to his employment in Israel.

Pursuant to the terms of the Adar Employment Agreement (as defined below), we provided Mr. Adar with a Company-owned automobile for personal use including all of the fixed and variable maintenance costs, including license, insurance, gas, and repairs relating to such automobile. Pursuant to the terms of the Adar Employment Agreement, we also made contributions on behalf of Mr. Adar to (i) a pension fund selected by Mr. Adar (which a portion of the contributions thereto are intended to be provided to Mr. Adar upon his termination from the Company in lieu of any severance payments that Mr. Adar would be entitled to under Israeli law) and (ii) an education fund for the benefit of Mr. Adar.

Employment Agreements of Named Executive Officers

Each of Larry Jasinski, our CEO, Almog Adar, our Vice President of Finance, and Jeannine Lynch, our Vice President of Market Access and Strategy, previously entered into an employment agreement with our Subsidiary. These employment agreements set forth their respective terms of employment, which terms are generally applicable to all of our executives, covering matters such as vacation, health and other benefits. The following are descriptions of the material terms of our Named Executive Officers’ employment agreements.

Larry Jasinski

On January 17, 2011, we entered into an employment agreement with Mr. Jasinski, pursuant to which he has served as the CEO of the Company since February 12, 2012 (as amended from time to time, the “Jasinski Employment Agreement”). The Jasinski Employment Agreement provides for an annual base salary, subject to annual increases in the discretion of, the Company, and an annual performance bonus. In accordance with previous shareholder approvals, the annual base salary is currently $403,142. The annual performance bonus was originally set at up to 35% of annual base salary. In 2016, this was increased to an annual performance bonus of up to 60% of annual base salary for achieving 100% of targets (with adjustment upward or downward for performance exceeding or failing to meet such objectives, respectively). In 2020, this was increased to an annual performance bonus of up to 70% of annual base salary for achieving 100% of targets (with adjustment upward or downward for performance exceeding or failing to meet such objectives, respectively).

In the event that Mr. Jasinski’s employment is terminated by the Company without “Cause” (as defined in the Jasinski Employment Agreement ), or if Mr. Jasinski terminates his employment for “Good Reason” (as defined in the Jasinski Employment Agreement), he will be entitled to certain severance payments and benefits, including: (i) a lump sum payment equal to 90 days of his base salary, (ii) an annual performance bonus (calculated based on the assumption that to the extent performance objectives were achieved in the six-month period preceding his termination, they will also be achieved in the six months following termination), (iii) reimbursement for any COBRA or other medical, dental and vision premiums for six months following his termination and (iv) continued participation in any employee and executive benefit programs in effect as of his termination and reimbursement for the premium or other fees associated with continuation in any insurance program available to the Company’s employees as a non-employee or in a comparable program if participation as a non-employee would be barred. The Jasinski Employment Agreement further provides that if Mr. Jasinski’s employment is terminated without Cause or by Mr. Jasinski for Good Reason, any unvested portion of the options promised in the Jasinski Employment Agreement, which would have vested during the six months following such termination had Mr. Jasinski remained employed by the Company, will automatically vest. If Mr. Jasinski terminates his employment without Good Reason, he will be entitled to receive a pro-rated amount of his annual performance bonus as determined in good faith by the Board. Mr. Jasinski is not entitled to any severance if he is terminated by the Company for Cause.

The Jasinski Employment Agreement was amended in 2020 to provide that if a “Change of Control” (as defined in the Jasinski Employment Agreement) occurs, and within one year following such Change of Control Mr. Jasinski is terminated without Cause or he resigns for Good Reason, Mr. Jasinski will be entitled to severance of 18 months’ salary as well as an annual bonus for the year in which the termination occurs (assuming achievement of 100% of milestones and targets set by the board of directors).

The employment agreement is governed by the laws of the State of Delaware and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for 12 months following termination of employment) and trade secrets and inventions clauses.

Almog Adar

On December 10, 2019, we entered into an employment agreement with Mr. Adar (the “Adar Employment Agreement”). The Adar Employment Agreement provides for an annual base salary, and an additional monthly payment for all of Mr. Adar’s overtime hours (as required by Israel law). Mr. Adar’s annual base salary is currently $176,462, which includes payments for any overtime hours. Pursuant to the Adar Employment Agreement, the Company pays on behalf of Mr. Adar approximately $1,700 on a monthly basis for his car-related costs (Mr. Adar is paid in NIS, and we have translated his payments to U.S. dollars according to the average exchange rate in 2022). The Adar Employment Agreement also provides that the Company will insure Mr. Adar under a “Manager’s Insurance Policy” (“Bituach Menahalim”) or a Pension Fund (“Pension Fund”) to be selected by Mr. Adar. Accordingly, we make monthly contributions to the Pension Fund selected by Mr. Adar on Mr. Adar’s behalf, and a portion of such contributions are made in lieu of the severance pay that Mr. Adar would be entitled to under Israel law. In addition, we contribute on a monthly basis to an education fund (“Keren Hishtalmut”) for the benefit of Mr. Adar in an annual amount equal to 7.5% of Mr. Adar’s annual salary (inclusive of base salary and any amounts for overtime hours). The Adar Employment Agreement also provides that unused vacation days may be accumulated (for two subsequent years) or redeemed under certain limitations. Mr. Adar is also entitled to recuperation pay (“Dmei Havra’a”) in accordance with the provisions of the applicable law. Lastly, we agreed to provide Mr. Adar with a Company-owned automobile for Mr. Adar’s personal use, and further agreed to bear all of the fixed and variable maintenance costs, including license, insurance, gas, and repairs relating to such automobile.

Upon a termination of employment for any reason, Mr. Adar is entitled to receive a distribution from the Pension Fund equal to the amounts we contributed on his behalf towards such termination during the term of his employment.

Mr. Adar is not entitled to receive any termination or change in control benefits under our Compensation Policy.

The Adar Employment Agreement is governed by the laws of the State of Israel and contains non-compete covenants (which remains in effect during the term of employment and for 24 months following termination of employment).

Jeannine Lynch

On July 22, 2021, we entered into an employment agreement with Jeannine Lynch to serve as Vice President of Market Access and Strategy of the Company, effective August 31, 2021 (the “Lynch Employment Agreement”). Pursuant to the terms of the Lynch Employment Agreement, Ms. Lynch is entitled to (i) an annual base salary of $320,000, which was increased to $332,800 for fiscal year 2022, subject to increases as may be determined from time to time by the compensation committee of the Board and (ii) an annual performance bonus up to 35% of annual base salary, subject to the achievement of objectives as determined by the compensation committee of the Board. The Lynch Employment Agreement may be terminated by the Company upon prior written notice.

In the event that (x) Ms. Lynch’s employment is terminated for any reason other than for “cause” (as defined therein), death, or disability, (y) the Company moves its primary office outside of the United States and/or reduces Ms. Lynch’s title or primary responsibilities, or (z) the Company moves Ms. Lynch’s principal location of work, the Company shall pay monthly severance to Ms. Lynch at the rate per annum of her salary and bonus (and the replacement cost of her benefits) at the time of such termination for a period from the date of such termination to the date which is six months after such termination.

In the event that the Company is subject to a merger or acquisition where Ms. Lynch is terminated during the 12-month period following the closing of the transaction, 100% of the then-unvested and outstanding equity held by Ms. Lynch will vest upon such termination.

Ms. Lynch is not entitled to receive any termination or change in control benefits under our Compensation Policy.

The Lynch Employment Agreement is governed by the laws of the Commonwealth of Massachusetts and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for a period of 12 months following termination of employment) and trade secrets and inventions clauses.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards as of December 31, 2022, for each Named Executive Officer:

			Option Awards				Stock Awards
Name	Grant Date(1)		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested(2) ($)
Larry Jasinski

	12/24/2013	(3)	5,641	—	37.14	12/24/2023
	6/27/2017	(4)	5,000	—	52.50	6/27/2027
	5/3/2018	(5)	8,749	—	26.88	5/3/2028
	3/27/2019	(6)	12,425	777	5.37	3/27/2029
	3/27/2019	(7)					622	473
	6/18/2020	(8)					150,000	114,000
	6/18/2021	(9)					112,500	85,500
	8/2/2022	(10)					200,000	152,000

Jeannine Lynch	8/31/2022	(11)					93,750	71,250
	8/2/2022	(12)					137,500	104,500

Almog Adar	7/02/2020	(13)					12,500	9,500
	6/30/2021	(14)					9,375	7,125
	8/2/2022	(15)					100,000	76,000

___________________

(1)	Represents grant dates of the stock option and RSU awards.
(2)
The amount listed in this column represents the product of the closing market price of the Company’s ordinary shares as of December 31, 2022 ($0.76) multiplied by the number of shares subject to the award.

(3)	This option award is fully vested.
(4)	This option award is fully vested.
(5)	This option award is fully vested.
(6)
¼th of the ordinary shares subject to the option vested on March 27, 2020 and, thereafter, 1/16th of the ordinary shares subject to the option vest on a quarterly basis commencing on June 27, 2020 and ending on March 27, 2023.

(7)	¼th of the restricted stock units vest on an annual basis commencing on March 27, 2020 and ending on March 27, 2023.
(8)	¼th of the restricted stock units vest on an annual basis commencing on June 18, 2021 and ending on June 18, 2024.
(9)	¼th of the restricted stock units vest on an annual basis commencing on May 21, 2022 and ending on May 21, 2025.
(10)	¼th of the restricted stock units vest on an annual basis commencing on August 2, 2022 and ending on August 2, 2026.
(11)	¼th of the restricted stock units vest on an annual basis commencing on August 31, 2021 and ending on August 31, 2025.
(12)	¼th of the restricted stock units vest on an annual basis commencing on August 2, 2022 and ending on August 2, 2026.
(13)	¼th of the restricted stock units vest on an annual basis commencing on July 2, 2020 and ending on July 2, 2024.
(14)	¼th of the restricted stock units vest on an annual basis commencing on June 30, 2021 and ending on June 30, 2025.
(15)	¼th of the restricted stock units vest on an annual basis commencing on August 2, 2022 and ending on August 2, 2026.

Potential Payments Upon Termination or Change in Control

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

To the extent our Named Executive Officers are entitled to receive severance (except for any severance payments mandated by Israeli law for our Israeli employees) or change in control benefits, such entitlements are contractually agreed upon between the Company and the applicable Named Executive Officer. Accordingly, for further information regarding the payments and benefits our Named Executive Officers are entitled to receive upon a termination or change in control, please see “Executive Compensation — Employment Agreements.”

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

Director Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our Board during the year ended December 31, 2022, other than Mr. Larry Jasinski, our CEO, who did not receive additional compensation for his services as director and whose compensation is set forth in the “2022 Summary Compensation Table” found elsewhere in this Amendment No. 1.

Name	Fees Earned in Cash ($)		RSU Awards ($)(1)	Total ($)
Jeff Dykan	60,901	(2)	50,000	110,901
Aryeh (Arik) Dan	51,232	(3)	50,000	101,232
Yohanan Engelhardt	66,126	(4)	50,000	116,126
Yasushi Ichiki	41,049	(5)	50,000	91,049
Dr. John William Poduska	58,693	(6)	50,000	108,693
Randel Richner	46,638	(7)	50,000	96,638
Wayne B. Weisman	63,892	(8)	50,000	113,892
Joseph Turk	33,242	(9)	50,000	83,242
Hadar Levy	15,480	(10)	50,000	65,480

________________

(1)
Amounts represent the aggregate grant date fair value of such awards issued under the 2014 Plan as an annual award to the applicable directors, computed in accordance with FASB ASC Topic 718, which for all directors other than Mr. Turk represent an award of 50,000 RSUs, and for Mr. Turk represents an award of 42,735 RSUs. The fair value of RSUs granted is determined based on the price of the Company’s ordinary shares on the date of grant. This amount does not correspond to the actual value that may be recognized by the non-employee director upon the vesting of the RSUs. All RSUs become vested and exercisable in four equal quarterly installments starting three months following the grant date. The valuation assumptions used in determining such amounts are described in Notes 2l and 8b to our consolidated financial statements included in our 2022 Annual Report.

(2)
Represents $24,355 earned by Mr. Dykan as an annual retainer for serving as our Chairman on the Board of Directors, a cash payment of $6,250 received in lieu of equity compensation (as discussed below), $14,928 for attending meetings of the Board of Directors, $12,380 for serving as a member of the mergers and acquisitions committee, $753 for serving as a member of the Company’s nomination and governance committee and $2,235 for serving as a chairman of the Company’s finance committee.

(3)
Represents $24,355 earned by Mr. Dan as an annual retainer for serving as a non-employee director on the Board of Directors, a cash payment of $6,250 received in lieu of equity compensation, $13,930 for attending meetings of the Board of Directors, $5,944 for serving as a member of the compensation committee and $753 for serving as a member of the Company’s nomination and governance committee.

(4)
Represents $24,355 earned by Mr. Engelhardt as an annual retainer for serving as a non-employee director on the Board of Directors, a cash payment of $6,250 received in lieu of equity compensation, $16,032 for attending meetings of the Board of Directors, $4,874 for serving as the chairman of the audit committee, $12,380 for serving as a member of the mergers and acquisitions committee and $2,235 for serving as a member of the Company’s finance committee.

(5)
Represents $24,355 earned by Mr. Ichiki as an annual retainer for serving as a non-employee director on the Board of Directors, a cash payment of $6,250 received in lieu of equity compensation and $10,444 for attending meetings of the Board of Directors.

(6)
Represents $24,355 earned by Dr. Poduska as an annual retainer for serving as a non-employee director on the Board of Directors, a cash payment of $6,250 received in lieu of equity compensation, $14,532 for attending meetings of the Board of Directors, $4,874 for serving as a member of the audit committee, $6,447 for serving as the chairman of the compensation committee and $2,235 for serving as a member of the Company’s finance committee.

(7)
Represents $24,355 earned by Ms. Richner as an annual retainer for serving as a non-employee director on the Board of Directors, a cash payment of $6,250 received in lieu of equity compensation and $16,033 for attending meetings of the Board of Directors.

(8)
Represents $24,355 earned by Mr. Weisman as an annual retainer for serving as a non-employee director on the Board of Directors, a cash payment of $6,250 received in lieu of equity compensation, $16,033 for attending meetings of the Board of Directors, $4,874 for serving as a member of our audit committee and $12,380 for serving as a member of the mergers and acquisitions committee.

(9)
Represents $17,784 earned by Mr. Turk as an annual retainer for serving as a non-employee director on the Board of Directors, $10,230 for attending meetings of the Board of Directors and $5,228 for serving as a member of the mergers and acquisitions committee.

(10)	Represents $9,750 earned by Mr. Levy as an annual retainer for serving as a non-employee director on the Board of Directors and $5,730 for attending meetings of the Board of Directors.

The aggregate number of ordinary shares subject to outstanding options and RSU awards for each of our non-employee directors as of December 31, 2022, is shown below. Information regarding Mr. Jasinski’s outstanding equity awards as of December 31, 2022, is set forth in the “Outstanding Equity Awards at 2022 Fiscal Year-End” table above.

Name	Number of Shares
Jeff Dykan	38,001	(1)
Aryeh (Arik) Dan	38,001
Yohanan Engelhardt	37,500
Yasushi Ichiki	38,001
Dr. John William Poduska	38,502
Randel Richner	37,500
Wayne B. Weisman	38,001	(2)
Joseph Turk	21,368
Hadar Levy	37,500

(1)	See “Security Ownership of Certain Beneficial Owners and Management” above for further information on Mr. Dykan’s holdings in our ordinary shares.
(2)	See “Security Ownership of Certain Beneficial Owners and Management” above for further information on Mr. Weisman’s holdings in our ordinary shares.

Cash compensation for our independent, non-employee directors’ services is governed by previous decisions of our compensation committee, Board and shareholders, and is subject to terms and conditions of our Compensation Policy. Additionally, each independent, non-employee director currently receives upon his or her appointment a restricted stock unit award (the “Initial RSU Award”), with such Initial RSU Award having a value equal to $50,000 on the date of grant (as determined based on the closing price of our ordinary shares on the date of grant). Each independent, non-employee director is also entitled to receive an annual grant of RSUs (the “Annual RSU Award”), with such Annual RSU Award having a value equal to $50,000 on the date of grant. The Initial RSU Award and Annual RSU Award each vest ratably in four equal quarterly installments starting three months from the date of grant (subject to the non-employee director’s continued service with the Company through each applicable vesting date), with the vesting of such awards to be accelerated upon certain change of control events in accordance with the Compensation Policy. At our 2020 annual general meeting, our shareholders approved an amendment to our Compensation Policy whereby (x) all or a portion of our non-directors’ cash compensation may be paid in equity, at the discretion of our compensation committee, in order to preserve the Company’s cash, and (y) equity compensation of directors will be payable in the first instance in RSUs but such compensation may also be payable, at the discretion of our compensation committee, in cash, based on a formula to be determined and with such payment provisions as shall result in the equivalent effect of vesting of RSUs, in order to preserve the equity available for incentives.

In addition, each director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees. Directors are also indemnified and insured by us for actions associated with being a director to the extent permitted under Israeli law. For further discussion, see “Item 13—Certain Relationships and Related Transactions and Director Independence—Agreements with Directors and Officers.” Further, none of our non-employee directors receive any benefits upon termination of their directorship positions. The compensation committee reviews director compensation annually and makes recommendations to the Board of Directors with respect to compensation and benefits provided to the members of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 28, 2023, there were 59,492,688 ordinary shares outstanding, excluding ordinary shares issuable in connection with the exercise of outstanding warrants or outstanding options or upon the vesting of restricted stock units (“RSUs”). The voting rights of all shareholders are the same.

The following table sets forth certain information as of April 28, 2023 concerning the number of ordinary shares beneficially owned, directly or indirectly, by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding ordinary shares;

•	each of our directors and director nominees;

•	each of our Named Executive Officers (as defined under “Summary Compensation Table” above); and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based on voting and investment power with respect to such shares. Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of April 28, 2023 and shares subject to RSUs that were vested as of or will vest within 60 days of April 28, 2023 are deemed to be outstanding and to be beneficially owned by the person holding such options, RSUs or warrants for the purpose of computing the percentage ownership of such person. However, such shares are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

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

	Ordinary Shares Beneficially Owned
Name	Number of Shares	Percentage
5%-or-More Beneficial Owners:
Lind Global Funds(1)	9,599,250	16.1%
Named Executive Officers and Directors:
Larry Jasinski(2)	264,494	*
Jeff Dykan(3)(4)	138,218	*
Yohanan Engelhardt(5)	68,085	*
Wayne B. Weisman(3)(6)	124,520	*
Aryeh (Arik) Dan(7)	68,645	*
Yasushi Ichiki(8)	68,646	*
Randel Richner(9)	108,885	*
Dr. John William Poduska(10)	69,147	*
Joseph Turk(11)	42,735	*
Hadar Levy(12)	37,500	*
Almog Adar(13)	15,625	*
Jeannine Lynch(14)	21,558	*
All directors and executive officers as a group (13 persons) (15)	972,184	1.6%

________________

*	Ownership of less than 1%.
(1)
Based on a Schedule 13D/A filed on March 7, 2023, by Lind Global Fund II LP, Lind Global Partners II LLC, Lind Global Macro Fund LP, Lind Global Partners LLC (together, the “Lind Global Funds”) and Jeff Easton (together with the Lind Global Funds, the “Reporting Persons”), and includes, as of March 9, 2023, 9,599,250 ordinary shares. The foregoing excludes warrants to purchase 1,731,351 ordinary shares, because each of the warrants includes a provision limiting the holder’s ability to exercise the warrants if such exercise would cause the holder to beneficially own greater than 9.99% of the ordinary shares then outstanding. Without such provisions, the Reporting Persons may have been deemed to have beneficial ownership of the ordinary shares underlying such warrants. Jeff Easton, the managing member of Lind Global Partners II LLC and Lind Global Partners LLC, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global Macro Fund, LP and Lind Global Fund II LP. The principal business address of the Reporting Persons is 444 Madison Avenue, Floor 41, New York, N.Y. 10022.

(2)	Consists of 232,680 ordinary shares, including 78,750 shares underlying RSUs vesting within 60 days, and exercisable options to purchase 31,814 ordinary shares.
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

(4)	Consists of 81,843 ordinary shares, including 12,500 shares underlying RSUs vesting within 60 days, and exercisable options to purchase 501 ordinary shares.
(5)	Consists of 68,085ordinary shares, including 12,500shares underlying RSUs vesting within 60 days.
(6)	Consists of 68,145ordinary shares, including 12,500shares underlying RSUs vesting within 60 days, and exercisable options to purchase 501 ordinary shares.
(7)	Consists of 68,144 ordinary shares, including 12,500shares underlying RSUs vesting within 60 days, and exercisable options to purchase 501 ordinary shares.
(8)	Consists of 68,145ordinary shares, including 12,500shares underlying RSUs vesting within 60 days, and exercisable options to purchase 501 ordinary shares.
(9)	Consists of 108,885 ordinary shares, including 12,500 shares underlying RSUs vesting within 60 days.
(10)	Consists of 68,145 ordinary shares, including 12,500shares underlying RSUs vesting within 60 days, and exercisable options to purchase 1,002 ordinary shares.
(11)	Consists of 42,735 ordinary shares.
(12)	Consists of 37,500ordinary shares, including 12,500shares underlying RSUs vesting within 60 days.
(13)	Consists of 15,625 ordinary shares.
(14)	Consists of 21,558 ordinary shares.
(15)
Consists of (i) 758,614 ordinary shares directly or beneficially owned by our executive officers and our nine directors other than Mr. Jasinski; (ii) 34,820 ordinary shares constituting the cumulative aggregate number of options granted to the executive officers and directors; and (iii) 178,750 shares underlying RSUs vesting within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to our ordinary shares that may be issued under our equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,799,051	(1)	$0.65	(2)	2,934,679	(3)
Equity compensation plans not approved by security holders	225,000	(4)	—		—
Total	3,024,051	(4)	$0.65		2,934,679
___________

(1)
Represents shares issuable under our (i) 2014 Plan upon exercise of options outstanding to purchase 34,674 shares and upon the settlement of outstanding RSUs with respect to 2,755,057 shares  and under our (ii) 2012 Equity Incentive Plan upon exercise of options outstanding to purchase 9,320 shares.

(2)	The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options to purchase shares of our common stock. It does not reflect the shares of our common stock that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.

(3)	Represents shares available for future issuance under our 2014 Plan.

(4)	Represents an inducement grant of RSUs made to Michael Lawless on September 19, 2022.

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

We describe below transactions and series of similar transactions which are currently proposed or to which we have been or were a party since January 1, 2021, in which (a) the amount involved exceeds or exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and (b) any of our directors, executive officers, beneficial owners of more than 5% of our ordinary shares, or any affiliates or members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. Although we do not have a formal written policy as to the approval of related party transactions, all related party transactions for which disclosure would be required under Item 404 of Regulation S-K are approved based on procedures under Israeli law, as is duly memorialized in the minutes of the meetings of the Board and audit committee, as applicable.

Transactions with Current and/or Former 5% Beneficial Owners

Since January 1, 2021, we entered into the following transactions with other shareholders who are currently 5% beneficial owners or who we believe beneficially owned at the time of such transactions or became as a result of such transactions more than 5% of our ordinary shares, based on a review of Schedule 13G filings made and Company records during such period.

Former 5% Beneficial Owners

On February 19, 2021, in a private placement, we sold to Intracoastal Capital, LLC and/or its affiliates (“Intracoastal”) 819,112 ordinary shares and warrants to purchase 409,556 ordinary shares with an exercise price of $3.60 per share, at a sale price of $3.6625 per share and associated warrant. On September 27, 2021, in a registered direct offering, we sold to Intracoastal 2,457,004 ordinary shares and warrants to purchase 1,228,5802 ordinary shares with an exercise price of $2.00 per share, at a sale price of $2.035 per share and associated warrant.

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

Consulting Agreement with Randel Richner

At our 2022 annual meeting of shareholders, our shareholders approved the terms of a consulting agreement (the “Consulting Agreement”) with Richner Consultants, LLC, a Delaware company (the “Consultant”) owned by Randel E. Richner, a member of our Board.  Pursuant to the Consulting Agreement, the Consultant provided us with the following services during 2022: strategic advisory consultation on activities related to the Centers for Medicare & Medicaid Services (“CMS”), a division of the U.S. Department of Health and Human Services, including reviewing Company submissions to CMS; reviewing the Company’s dossier submitted to third-party insurers; coordinating and establishing lobbying efforts for the Company with U.S. government agencies; review and support with respect to reimbursements from private payers and with on-going interactions with the U.S. Veterans Benefits Administration; and other reimbursement-related matters as designated and agreed to with our CEO, including international reimbursement activities as needed. The services to be provided under the Consulting Agreement by the Consultant were provided solely by Ms. Richner.

The services were provided on an hourly basis at a rate of $425 per hour, payable by us on a monthly basis subject to the Consultant providing monthly invoices for the review of both our Chairman of the Board and our CEO. Under the Consulting Agreement, the aggregate total number of consulting hours provided by the Consultant cannot exceed 282 hours.

The term of the Consulting Agreement commenced January 1, 2022, and expired December 31, 2022. Approximately $119,850 was paid to the Consultant during the term of the Consulting Agreement.

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

	2021	2022
	($ in thousands)
Audit Fees(1)	$275	$245
Audit-Related Fees(2)	$-	$6
Tax Fees(3)	$17	$14
All Other Fees(4)	$3	$4
Total:	$295	$269

____________

(1)
“Audit fees” include fees for services performed by our independent public accounting firm in connection with our annual audit for 2021 and 2022, fees related to the review of quarterly financial statements, fees related to our at-the-market equity offering program, follow-on offering of ordinary shares and follow-on offering of ordinary shares and warrants and fees for consultation concerning financial accounting and reporting standards.

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

All engagements by us of the auditors for 2021 and 2022 were pre-approved by the audit committee.

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

10.25	Amendment No. 1 to Employment Agreement, dated September 23, 2020, between the Company and Larry Jasinski.**+
21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s registration statement on Form S-1/A (File No. 333-227852), filed with the SEC on November 7, 2018).
23.1
Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global Limited (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023).

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023).

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023).

32.1
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023).

32.2
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023).

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002 (furnished herewith).#
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002 (furnished herewith).#
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
*
Certain identified information in the exhibit has been omitted because it is the type of information that (i) the Company customarily and actually treats as private and confidential, and (ii) is not material.

**	Management contract or compensatory plan, contract or arrangement.
#	Furnished herewith.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ReWalk Robotics Ltd.

By:	/s/ Larry Jasinski
Name: Larry Jasinski
Title: Chief Executive Officer

Date: May 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below on May 1, 2023.

Signature	Title

/s/ Larry Jasinski
Larry Jasinski	Director and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Lawless
Michael Lawless	Chief Financial Officer (Principal Financial Officer)
*
Almog Adar	Vice President of Finance (Principal Accounting Officer)

*
Jeff Dykan	Chairman of the Board

*
Dr. John William Poduska	Director

*
Yohanan Engelhardt	Director

*
Wayne B. Weisman	Director

*
Yasushi Ichiki	Director

*
Aryeh Dan	Director

*
Randel Richner	Director

*
Joseph Turk	Director

*
Hadar Levy	Director

*By /s/ Larry Jasinski

Larry Jasinski, Attorney-in-fact