Form 10-Q
period 2023-03-31
ReWalk Robotics Ltd.
filed 2023-05-11
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes ☐    No ☒

As of May 11, 2023, the registrant had outstanding 59,570,788 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

i

Introduction and Where You Can Find Other Information

As used in this quarterly report on Form 10-Q (this “quarterly report”), the terms “ReWalk,” the “Company,” “RRL,” “we,” “us” and “our” refer to ReWalk Robotics Ltd. and its subsidiaries, unless the context clearly indicates otherwise. Our website is www.rewalk.com. Information contained in, or that can be accessed through, our website does not constitute a part of this quarterly report and is not incorporated by reference herein. We have included our website address in this quarterly report solely for informational purposes. Information that we furnish to or file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available on the SEC’s website at http://www.sec.gov.

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management.  Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in the section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;
•	our ability to maintain and grow our reputation and the market acceptance of our products;
•
our ability to achieve reimbursement from third-party payors or advance Centers for Medicare & Medicaid Services (“CMS”) coverage for our products, including our ability to successfully submit cases for Medicare coverage through Medicare Administrative Contractors;

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

•	other factors discussed in the “Risk Factors” section of our 2022 annual report on Form 10-K and in our subsequent reports filed with the SEC.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The statements are based on our beliefs, assumptions, and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance, or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements. In particular, you should consider the risks provided under “Part I, Item 1A. Risk Factors” of our 2022 annual report on Form 10-K, and in other reports subsequently filed by us with, or furnished to, the SEC.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$61,883	$67,896
Trade receivable, net	532	1,036
Prepaid expenses and other current assets	1,434	649
Inventories	3,027	2,929
Total current assets	66,876	72,510

LONG-TERM ASSETS

Restricted cash and other long-term assets	692	694
Operating lease right-of-use assets	1,250	836
Property and equipment, net	160	196
Total long-term assets	2,102	1,726
Total assets	$68,978	$74,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of operating leases liability	$624	$564
Trade payables	1,781	1,950
Employees and payroll accruals	513	1,282
Deferred revenues	357	301
Other current liabilities	608	685
Total current liabilities	3,883	4,782

LONG-TERM LIABILITIES
Deferred revenues	895	890
Non-current operating leases liability	657	333
Other long-term liabilities	24	66
Total long-term liabilities	1,576	1,289

Total liabilities	5,459	6,071

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 120,000,000 shares at March 31, 2023 and December 31, 2022; Issued: 63,145,562 and 63,023,506 shares at March 31, 2023 and December 31, 2022, respectively; Outstanding: 59,482,004 and 60,090,298 shares as of March 31, 2023 and December 31, 2022 respectively	4,445	4,489
Additional paid-in capital	280,152	279,857
Treasury Shares at cost, 3,663,558 and 2,933,208 ordinary shares at March 31, 2023 and December 31, 2022 respectively	(3,007)	(2,431)
Accumulated deficit	(218,071)	(213,750)
Total shareholders’ equity	63,519	68,165
Total liabilities and shareholders’ equity	$68,978	$74,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$1,230	$876
Cost of revenues	659	611

Gross profit	571	265

Operating expenses:
Research and development, net	752	907
Sales and marketing	2,484	2,184
General and administrative	1,710	1,462

Total operating expenses	4,946	4,553

Operating loss	(4,375)	(4,288)
Financial expenses (income), net	(78)	24

Loss before income taxes	(4,297)	(4,312)
Taxes on income	24	38

Net loss	$(4,321)	$(4,350)

Net loss per ordinary share, basic and diluted	$(0.07)	$(0.07)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	59,515,524	62,493,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number	Amount	capital	Shares	deficit	equity
Balance as of December 31, 2021	62,480,163	$4,661	$278,903	$-	$(194,181)	$89,383
Share-based compensation to employees and non-employees	-	-	153	-	-	153
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	28,354	2	(2)	-	-	-
Net loss	-	-	-	-	(4,350)	(4,350)
Balance as of March 31, 2022	62,508,517	4,663	279,054	-	(198,531)	85,186

Balance as of December 31, 2022	60,090,298	4,489	279,857	(2,431)	(213,750)	68,165
Share-based compensation to employees and non-employees	-	-	304	-	-	304
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	122,056	9	(9)	-	-	-
Treasury shares at cost	(730,350)	(53)	-	(576)	-	(629)
Net loss	-	-	-	-	(4,321)	(4,321)
Balance as of March 31, 2023	59,482,004	$4,445	$280,152	$(3,007)	$(218,071)	$63,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(4,321)	$(4,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36	53
Share-based compensation	304	153
Deferred taxes	-	1
Foreign currency remeasurement loss	11	-
Changes in assets and liabilities:
Trade receivables, net	504	21
Prepaid expenses, operating lease right-of-use assets and other assets	(1,370)	(706)
Inventories	(119)	(325)
Trade payables	23	81
Employees and payroll accruals	(769)	(465)
Deferred revenues	61	(34)
Operating lease liabilities and other liabilities	407	(137)
Net cash used in operating activities	(5,233)	(5,708)

Cash flows used in investing activities:
Purchase of property and equipment	-	(3)
Net cash used in investing activities	-	(3)

Cash flows from financing activities:
Purchase of treasury shares	(771)	-
Net cash used in financing activities	(771)	-

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(11)	-
Decrease in cash, cash equivalents, and restricted cash	(6,015)	(5,711)
Cash, cash equivalents, and restricted cash at beginning of period	68,555	89,050
Cash, cash equivalents, and restricted cash at end of period	$62,540	$83,339
Supplemental disclosures of non-cash flow information
Classification of inventory to property and equipment, net	$-	$51
Classification of other current assets to property and equipment, net	$-	$22
ROU assets obtained from new lease liabilities	$513	$-
Supplemental cash flow information:
Cash and cash equivalents	$61,883	$82,632
Restricted cash included in other long-term assets	657	707
Total Cash, cash equivalents, and restricted cash	$62,540	$83,339

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

The Company has sought to expand its product offerings beyond the SCI Products through internal development and distribution agreements. The Company has developed its ReStore Exo-Suit device, which it began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disability due to stroke. During the second quarter of 2020, the Company signed two separate agreements to distribute additional product lines in the United States. The Company is the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to US veterans through VA hospitals. In the second quarter of 2020, the Company also became the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States; however, due to unsatisfactory sales performance of the MediTouch product lines, the Company terminated this agreement as of January 31, 2023. The Company will continue to evaluate other products for distribution or acquisition that can broaden its product offerings further to help individuals with neurological injury and disability.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.
As of March 31, 2023, the Company incurred a consolidated net loss of $4.3 million and has an accumulated deficit in the total amount of $218.1 million. The Company’s cash and cash equivalent as of March 31, 2023 totaled $61.9 million and the Company’s negative operating cash flow for the three months ended March 31, 2023 was $5.2 million. The Company has sufficient funds to support its operations for more than 12 months following the issuance date of its unaudited condensed consolidated financial statements for the three months ended March 31, 2023.

The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the successful development and commercialization of its products and product candidates, the establishment of contracts for the distribution of new product lines, or the acquisition of additional product lines, any of which, or in combination, would contribute to the achievement of a level of revenues adequate to support its cost structure.  Until the Company achieves profitability or generates positive cash flows, it will continue to need to raise additional cash. The Company intends to fund future operations through cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources and will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

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

These financial statements and accompanying notes should be read in conjunction with the 2022 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022 (the “2022 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the consolidated financial statements for the fiscal year ended December 31, 2022 included in the 2022 Form 10-K, unless otherwise stated.

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

Disaggregation of Revenues (in thousands)

	Three Months Ended March 31,
	2023	2022
Units placed	$1,126	$778
Spare parts and warranties	104	98
Total Revenues	$1,230	$876

Units placed

During the periods for the three months ended March 31, 2023 and 2022, the Company offered five products: (1) ReWalk Personal; (2) ReWalk Rehabilitation; (3) ReStore; (4) MyoCycle; and (5) MediTouch. Due to unsatisfactory sales performance of the MediTouch product lines, we terminated this agreement as of January 31, 2023.

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

The Company also sells Distributed Products that include the MyoCycle, which uses Functional Electrical Stimulation (“FES”) technology, and previously MediTouch tutor movement biofeedback devices. The Company markets the Distributed Products in the United States for use at home or in clinic. On January 31, 2023, the Company terminated the distribution agreement with MediTouch.

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

The ReStore device is offered with a two-year warranty which is considered as assurance type warranty.

The Distributed Products are sold with an assurance-type warranty ranging from one year to ten years depending on the specific product and part.

Contract balances (in thousands)

	March 31,	December 31,
	2023	2022
Trade receivable, net of credit losses (1)	$532	$1,036
Deferred revenues (1) (2)	$1,252	$1,191

(1)	Balance presented net of unrecognized revenues that were not yet collected.
(2)	During the three months ended March 31, 2023, $128 thousand of the December 31, 2022 deferred revenues balance was recognized as revenues.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized.

The Company’s unearned performance obligations as of March 31, 2023 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $1.2 million, which will be fulfilled over one to five years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

b.
Concentrations of Credit Risks:

The below table reflects the concentration of credit risk for the Company’s current customers as of the quarter ended March 31, 2023, to which substantial sales were made:

	March 31,		December 31,
	2023		2022
Customer A	28%		27%
Customer B	24%		13%
Customer C	*	)	13%
Customer D	*	)	11%

*) Less than 10%

The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and future expected economic conditions. Trade receivables deemed uncollectable are charged against the allowance for credit losses when identified. As of March 31, 2023 and December 31, 2022, trade receivables are presented net of allowance for credit losses in the amount of $26 thousand.

c. Warranty provision

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2022	$92
Provision	87
Usage	(90)
Balance at March 31, 2023	$89

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d. Basic and diluted net loss per ordinary share:

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

For the three months ended March 31, 2023 and 2022, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 19,464,856 and 19,420,894, respectively, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

e. New Accounting Pronouncements

Recently Implemented Accounting Pronouncements

i. Financial Instruments

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The Company adopted ASU 2016-13 as of January 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4: INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Finished products	$2,519	$2,421
Raw materials	508	508
	$3,027	$2,929

NOTE 5: COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of March 31, 2023, non-cancelable outstanding obligations amounted to approximately $2.1 million.

b.	Operating lease commitment:

(i)
The Company operates from leased facilities in Israel, the United States and Germany. These leases expire in 2025. A portion of the Company’s facilities leases is generally subject to annual changes in the Consumer Price Index (the “CPI”). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2023 and 2026. A subset of the Company’s car leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $21 thousand as of March 31, 2023.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company's condensed consolidated balance sheets as of March 31, 2023 are as follows (in thousands):

2023	$503
2024	638
2025	295
2026	1
Total lease payments	1,437
Less: imputed interest	(156)
Present value of future lease payments	1,281
Less: current maturities of operating leases	(624)
Non-current operating leases	$657
Weighted-average remaining lease term (in years)	2.18
Weighted-average discount rate	9.9%

Lease expense under the Company’s operating leases was $192 thousand and $179 thousand for the three months ended March 31, 2023 and 2022, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.
Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (“IIA”).

Since the Company’s inception through March 31, 2023, the Company received funding from the IIA in the total amount of $2.3 million. Out of the $2.3 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $349 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

Additionally, the License Agreement requires the Company to pay Harvard royalties on net sales, see Note 6 below for more information about the Collaboration Agreement and the License Agreement.

As of March 31, 2023, the Company paid royalties to the IIA in the total amount of $110 thousand.

Royalties expenses in cost of revenues were $0 and $3 thousand for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

As part of the Company’s other long-term assets and restricted cash, an amount of $657 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

The License Agreement required the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of March 31, 2023, the Company achieved three of the milestones which represent all development milestones under the License Agreement. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company has recorded expenses in the amount of $11 thousand and $10 thousand as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three months ended March 31, 2023, and 2022, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7: SHAREHOLDERS’ EQUITY

a. Share option plans:

As of March 31, 2023, and December 31, 2022, the Company had reserved 3,018,774 and 2,934,679 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers, and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

There were no options granted during the three months ended March 31, 2023 and 2022.

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant.

A summary of employee share options activity during the three months ended March 31, 2023 is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2022	43,994	$41.27	4.39	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(32)	32.93	-	-
Options outstanding as of March 31, 2023	43,962	$41.27	4.13	$-

Options exercisable as of March 31, 2023	43,962	$41.27	4.13	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the three months ended March 31, 2023 and 2022.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employees and non-employees RSUs activity during the three months ended March 31, 2023 is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs as of December 31, 2022	2,755,057	$1.16
Granted	5,000	0.80
Vested	(122,056)	1.05
Forfeited	(89,063)	1.19
Unvested RSUs as of March 31, 2023	2,548,938	$1.16

The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2023, and 2022 was $0.80 and $1.12, respectively.

As of March 31, 2023, there were $2.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 2.7 years.

The number of options and RSUs outstanding as of March 31, 2023 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of March 31, 2023	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of March 31, 2023	Weighted average remaining contractual life (years) (1)
RSUs only	2,548,938	-	-	-
$5.37	12,425	5.99	12,425	5.99
$20.42 - $33.75	13,285	4.98	13,285	4.98
$37.14 - $38.75	8,946	0.66	8,946	0.66
$50 - $52.50	6,731	4.22	6,731	4.22
$182.5 - $524	2,575	2.60	2,575	2.60
	2,592,900	4.13	43,962	4.13

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b. Share-based awards to non-employee consultants:

As of March 31, 2023, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Treasury shares:

On June 2, 2022, the Company’s Board of Directors approved a share repurchase program to repurchase up to $8.0 million of its Ordinary Shares, par value NIS 0.25 per share. On July 21, 2022, the Company received approval from an Israeli court for the share repurchase program. The program was scheduled to expire on the earlier of January 20, 2023, or reaching $8.0 million of repurchases. On December 22, 2022, the Company’s Board of Directors approved an extension of the repurchase program, with such extension to be in the aggregate amount of up to $5.8 million. The extension was approved by an Israeli court on February 9, 2023, and will expire on the earlier of August 9, 2023, or reaching the additional $5.8 million of repurchases of ordinary shares.

As of March 31, 2023, pursuant to the Company’s share repurchase program, the Company had repurchased a total of 3,663,558 of its outstanding ordinary shares at a total cost of $3.3 million.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Warrants to purchase ordinary shares: The following table summarizes information about warrants outstanding and exercisable that were classified as equity as of March 31, 2023:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.500	4,771	See footnote (1)
December 28, 2016 (2)	1,908	$7.500	1,908	See footnote (1)
November 20, 2018 (3)	126,839	$7.500	126,839	November 20, 2023
November 20, 2018 (4)	106,680	$9.375	106,680	November 15, 2023
February 25, 2019 (5)	45,600	$7.187	45,600	February 21, 2024
April 5, 2019 (6)	408,457	$5.140	408,457	October 7, 2024
April 5, 2019 (7)	49,015	$6.503	49,015	April 3, 2024
June 5, 2019, and June 6, 2019 (8)	1,464,665	$7.500	1,464,665	June 5, 2024
June 5, 2019 (9)	87,880	$9.375	87,880	June 5, 2024
June 12, 2019 (10)	416,667	$6.000	416,667	December 12, 2024
June 10, 2019 (11)	50,000	$7.500	50,000	June 10, 2024
February 10, 2020 (12)	28,400	$1.250	28,400	February 10, 2025
February 10, 2020 (13)	105,840	$1.563	105,840	February 10, 2025
July 6, 2020 (14)	448,698	$1.760	448,698	January 2, 2026
July 6, 2020 (15)	296,297	$2.278	296,297	January 2, 2026
December 8, 2020 (16)	586,760	$1.340	586,760	June 8, 2026
December 8, 2020 (17)	108,806	$1.792	108,806	June 8, 2026
February 26, 2021 (18)	5,460,751	$3.600	5,460,751	August 26, 2026
February 26, 2021 (19)	655,290	$4.578	655,290	August 26, 2026
September 29, 2021 (20)	8,006,759	$2.000	8,006,759	March 29, 2027
September 29, 2021 (21)	960,811	$2.544	960,811	September 27, 2026
	19,420,894		19,420,894

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $7.500 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of March 31, 2023.

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

(12)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020. As of March 31, 2023, 3,740,100 warrants were exercised for total consideration of $4,675,125. During the three months that ended March 31, 2023, no warrants were exercised.

(13)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering. As of March 31, 2023, 230,160 warrants were exercised for total consideration of $359,625. During the three months that ended March 31, 2023, no warrants were exercised.

(14)
Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in July 2020. As of March 31, 2023, 2,020,441 warrants were exercised for total consideration of $3,555,976. During the three months that ended March 31, 2023, no warrants were exercised.

(15)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s July 2020 registered direct offering.

(16)
Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in December 2020. As of March 31, 2023, 3,598,072 warrants were exercised for total consideration of $4,821,416. During the three months that ended March 31, 2023, no warrants were exercised.

(17)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of March 31, 2023, 225,981 warrants were exercised for total consideration of $405,003. During the three months that ended March 31, 2023, no warrants were exercised.

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

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$(2)	$3
Research and development, net	32	16
Sales and marketing	81	51
General and administrative	193	83
Total	$304	$153

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8: FINANCIAL EXPENSES (INCOME), NET

The components of financial expenses (income), net were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Foreign currency transactions and other	$(13)	$15
Interest income	(73)	-
Bank commissions	8	9
	$(78)	$24

NOTE 9: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from selling systems and services. The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues based on customer’s location:
United States	$877	$220
Europe	324	647
Asia-Pacific	28	8
Africa	1	1
Total revenues	$1,230	$876

	March 31,	December 31,
	2023	2022
Long-lived assets by geographic region (*):
Israel	$704	$757
United States	675	231
Germany	31	44
	$1,410	$1,032

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2023		2022
Major customer data as a percentage of total revenues:
Customer A	23%		18%
Customer B	10%		* )
Customer C	10%		* )
Customer D	10%		* )
Customer E	*	)	14%
Customer F	*	)	13%
Customer G	*	)	11%
Customer H	*	)	10%
Customer I	*	)	10%

*) Less than 10%.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 and amended on May 1, 2023 (the “2022 Form 10-K”). In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements” above.

Overview

We are a medical device company that is designing, developing, and commercializing innovative technologies that enable mobility and wellness in rehabilitation and daily life for individuals with neurological conditions.  Our initial product offerings were the SCI Products.  These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement.  These SCI Products allow individuals with spinal cord injury the ability to stand and walk again during everyday activities at home or in the community. In March 2023, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the ReWalk Personal 6.0 to enable the stairs functionality and add uses on stairs and curbs to the indication for use for the device in the U.S. The clearance permits U.S. customers to participate in more walking activities in their daily lives where stairs or curbs may have previously limited them.  This feature has been available in Europe since initial CE Clearance, and real-world data from a cohort of 47 European users throughout a period of over seven years and consisting of over 18,000 stair steps was collected to demonstrate the safety and efficacy of this feature and support the FDA submission.

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

We are in the research stage of ReBoot, a personal soft exo-suit for home and community use by individuals post-stroke, and we are currently evaluating the reimbursement landscape and the potential clinical impact of this device. This product would be a complementary product to ReStore as it provides active assistance to the ankle during plantar flexion and dorsiflexion for gait and mobility improvement in the home environment, and it received Breakthrough Device Designation from the FDA in November 2021.  Further investment in the development path of the ReBoot has been temporarily paused in 2023 pending further determination about the clinical and commercial opportunity of this device.

Our principal markets are the United States and Europe. In Europe, we have a direct sales operation in Germany and work with distribution partners in certain other major countries. We have offices in Marlborough, Massachusetts, Berlin, Germany and Yokneam, Israel, from where we operate our business.

We have in the past generated and expect to generate in the future revenue from a combination of third-party payors (including private and government payors) and self-pay individuals. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for exoskeleton technologies such as the ReWalk Personal Exoskeleton, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics, such as the VA policy that was issued in December 2015 for the evaluation, training, and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans suffering from SCI across the United States.

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

First Quarter 2023 and Subsequent Period Business Highlights

•	Total revenue for the first quarter of 2023 was $1.2 million, as compared to $0.9 million in the first quarter of 2022, up 40%;
•	Gross margin was 46.4% in Q1’23, as compared to 30.3% in Q1’22, a 16 percentage point increase;
•	Operating expenses were $4.9 million in the first quarter of 2023, as compared to $4.6 million in the first quarter of 2022;
•
In March 2023, the ReWalk Personal Exoskeleton technology received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for use on stairs and curbs, making it the only personal exoskeleton to receive FDA clearance for this indication.

COVID-19 Pandemic Impact

The impact of the COVID-19 pandemic resulted in significant disruptions to the global economy and the capital markets, as well as our business.

For example, shut-downs and other limitations imposed in response to the COVID-19 pandemic adversely affected our ability to engage with our existing customers and perform product repairs, as well as to identify and provide product demonstrations and trainings to potential new customers, who largely remained at home during local movement restrictions, and to rehabilitation centers, which temporarily shifted priorities and responses to pandemic-related medical equipment. In addition, staffing shortages within the healthcare system itself resulted in a diminished demand for our SCI Products as the attention of healthcare workers and potential patients turned elsewhere.

Although we have since restarted market development and access programs, we have not seen a full return to pre-pandemic levels, and we believe that our business will continue to be adversely impacted in the short term by the effects of the pandemic-related restrictions and shut-downs.

Results of Operations for the Three Months Ended March 31, 2023 and March 31, 2022

Our operating results for the three months ended March 31, 2023, as compared to the same period in 2022, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended March 31,
	2023	2022
Revenues	$1,230	$876
Cost of revenues	659	611

Gross profit	571	265

Operating expenses:
Research and development, net	752	907
Sales and marketing	2,484	2,184
General and administrative	1,710	1,462

Total operating expenses	4,946	4,553

Operating loss	(4,375)	(4,288)
Financial expenses (income), net	(78)	24

Loss before income taxes	(4,297)	(4,312)
Taxes on income	24	38

Net loss	$(4,321)	$(4,350)

Net loss per ordinary share, basic and diluted	$(0.07)	$(0.07)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	59,515,524	62,493,496

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

Our revenues for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except unit amounts)
Personal unit revenues	$1,106	$770
Rehabilitation unit revenues	124	106

Revenues	$1,230	$876

Personal unit revenues consist of ReWalk Personal 6.0 and Distributed Products sale, rental, service and warranty revenue for home use.

Rehabilitation unit revenues consist of ReStore, Distributed Products and SCI Products sale, rental, service and warranty revenue to clinics, hospitals for treating patients with relevant medical conditions or medical academic centers.

Revenues increased by $354 thousand, or 40%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is due to higher number of ReWalk Personal 6.0 units sold in the United States, partially offset by fewer sold in Europe.

In the future, we expect our growth to be driven by sales of our ReWalk Personal device through expansion of coverage and reimbursement by commercial and government third-party payors, as well as sales of Distributed Products and the ReStore device to rehabilitation clinics and personal users.

Gross Profit

Our gross profit for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Gross profit	$571	$265

Gross profit was 46% of revenue for the three months ended March 31, 2023 compared to 30% for the three months ended March 31, 2022. The increase in gross profit for the three months ended March 31, 2023 was primarily driven by the higher volume of units sold and an increase in our average selling price due to a change in sales mix.

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

Research and Development Expenses, net

Our research and development expenses, net, for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expenses, net	$752	$907

Research and development expenses, decreased by $155 thousand, or 17%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease is attributable to decreased consulting and subcontractors expenses due to the accomplishment of significant milestones in multiple projects.

We intend to focus our research and development expenses mainly on our current products maintenance and improvement as well as in support of the FDA submission for clearance of the ReWalk 7.0 next generation model.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales and marketing expenses	$2,484	$2,184

Sales and marketing expenses increased by $300 thousand, or 14%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was driven by higher consulting expenses related to the CMS reimbursement process and higher travel expenses.

In the near term our sales and marketing expenses are expected to be driven by our efforts expand the reimbursement coverage of our ReWalk Personal device and to support our current commercial product activities.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$1,710	$1,462

General and administrative expenses increased by $248 thousand, or 17%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was driven by increased payroll and related expenses as well as professional services expenses.

Financial Expenses (Income), Net

Our financial expenses (income), net, for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Financial expenses (income), net	$(78)	$24

Financial income, net, increased by $102 thousand for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to interest received from a time deposit and exchange rate fluctuations.

Income Taxes

Our income tax for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Taxes on income	$24	$38

Income taxes decreased by $14 thousand, or 37%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 mainly due to tax income from previous years.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, judgments and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our condensed financial statements and related disclosures. See Note 2 to our audited consolidated financial statements included in our 2022 Form 10-K for a description of the significant accounting policies that we used to prepare our consolidated financial statements.

There have been no material changes to our critical accounting policies or our critical judgments from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our 2022 Form 10-K, except for the updates provided in Note 3 of our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report.

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

During the three months ended March 31, 2023, we incurred a consolidated net loss of $4.3 million and have an accumulated deficit in the total amount of $218.1 million. Our cash and cash equivalent as of March 31, 2023, totaled $61.9 million and our negative operating cash flow for the three months ended March 31, 2023, was $5.2 million. We have sufficient funds to support our operation for more than 12 months following the issuance date of our condensed consolidated unaudited financial statements for the three months ended March 31, 2023.

We expect to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the establishment of contracts for the distribution of new product lines, or the acquisition of additional product lines, any of which, or in combination, would contribute to the achievement of a level of revenues adequate to support our cost structure. Until we achieve profitability or generate positive cash flows, we will continue to need to raise additional cash from time to time.

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

Equity Raises

Use of Form S-3

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital with respect to public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. At the time of filing our 2022 Form 10-K, on February 23, 2023, we were subject to these limitations, because our public float did not reach at least $75 million in the 60 days preceding the filing of our 2022 Form 10-K. We will continue to be subject to these limitations for the remainder of the 2023 fiscal year and until the earlier of such time as our public float reaches at least $75 million or when we file our next annual report for the year ended December 31, 2023, at which time we will be required to re-test our status under these rules. If our public float is below $75 million as of the filing of our next annual report on Form 10-K, or at the time we file a new Form S-3, we will continue to be subject to these limitations, until the date that our public float again reaches $75 million. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on our registration statement on Form S-3, which was declared effective by the SEC in May 2022.

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

The repurchase program does not require us to acquire a specific number of shares, and may be suspended or discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future, and any such share repurchases will be funded from available working capital. As of March 31, 2023, we have repurchased approximately 3.7 million of our ordinary shares at an aggregate amount of $3.3 million under the repurchase program.

Cash Flows for the Three Months Ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(5,233)	$(5,708)
Net cash used in investing activities	—	(3)
Net cash used in financing activities	(771)	—
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(11)	—
Net cash flow	$(6,015)	$(5,711)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $475 million or 8% primarily due to decreased insurance prepaid expenses, decreased inventory purchases.

Net Cash Provided by Financing Activities

Net cash used in financing activities was $771 for the three months ended March 31, 2023 compared to $0 for the three months ended March 31, 2022. The increase is due to the repurchase program of our ordinary shares.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of March 31, 2023.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$2,064	$2,064	$—
Collaboration Agreement and License Agreement obligations (2)	65	65	—
Operating lease obligations (3)	1,437	662	775
Total	$3,566	$2,791	$775

(1)
The Company depends on one contract manufacturer, Sanmina Corporation, for both the ReStore products and the SCI Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.

(2)
Under the Collaboration Agreement, we were required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. All product development milestones contemplated by the License Agreement have been met as of March 31, 2023; however, there are still outstanding commercialization milestones under the License Agreement that depend on us reaching certain sales amounts, some or all of which may not occur. Our Collaboration Agreement with Harvard was concluded on March 31, 2022.

(3)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.615: $1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00: $1.088, both of which were the applicable exchange rates as of March 31, 2023.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of March 31, 2023.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first quarter of 2023. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2022 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2022 Form 10-K, except as described in Note 5 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A.     RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2022 Form 10-K except as noted below:

Risks Related to Our Business and Our Industry

We do not satisfy all listing requirements for the Nasdaq Capital Market. We can provide no assurance that we will be able to comply with the continued listing requirements over time and that our common stock will continue to be listed on the Nasdaq Capital Market.

As previously disclosed, on October 10, 2022, we received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company did not satisfy the requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a) (“Rule 5550(a)”) to maintain a minimum bid price of $1 per sharefor the 30 consecutive business days prior to such date. On April 11, 2023, we received a second notification letter from Nasdaq indicating that we have been provided with an additional period of 180 calendar days, or until October 9, 2023, to regain compliance with Rule 5550(a)(2). If at any time before October 9, 2023, the bid price of our ordinary shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have regained compliance. We intend to monitor closely the closing bid price of our ordinary shares and to consider plans for regaining compliance with Rule 5550(a). While we plan to review all available options, there can be no assurance that we will be able to regain compliance with the applicable rules during the second 180-day compliance period, or at all. As in the past, the Nasdaq notification letters are notices of deficiency, not delisting, and do not currently affect the listing or trading of ReWalk ordinary shares on The Nasdaq Capital Market.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the ordinary shares repurchased under our share repurchase program during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	(In Thousands) Maximum Value of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31, 2023
Share repurchase program (1)	730,350	$0.84	730,350	$4,730

February 1 - February 28, 2023
Share repurchase program (1)	—	$—	—	$4,730

March 1 - March 31, 2023
Share repurchase program (1)	—	$—	—	$4,730
Quarter Total

Share repurchase program (1)	730,350	$0.84	730,350	$4,730

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

ReWalk Robotics Ltd.

Date: May 11, 2023	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Michael Lawless
Michael Lawless
Chief Financial Officer
(Principal Financial Officer)