Form 10-Q
period 2023-06-30
ReWalk Robotics Ltd.
filed 2023-08-11
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

As of August 11, 2023, the registrant had outstanding 59,937,017 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2023

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

•

our ability to complete our announced acquisition of AlterG, Inc. (“AlterG”), successfully integrate AlterG’s operations into our organization following closing, and realize the anticipated benefits therefrom;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$58,184	$67,896
Trade receivable, net	774	1,036
Prepaid expenses and other current assets	1,846	649
Inventories	3,038	2,929
Total current assets	63,842	72,510

LONG-TERM ASSETS

Restricted cash and other long-term assets	689	694
Operating lease right-of-use assets	1,151	836
Property and equipment, net	129	196
Total long-term assets	1,969	1,726
Total assets	$65,811	$74,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of operating leases liability	$616	$564
Trade payables	2,846	1,950
Employees and payroll accruals	936	1,282
Deferred revenues	435	301
Other current liabilities	609	685
Total current liabilities	5,442	4,782

LONG-TERM LIABILITIES
Deferred revenues	841	890
Non-current operating leases liability	541	333
Other long-term liabilities	13	66
Total long-term liabilities	1,395	1,289

Total liabilities	6,837	6,071

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 120,000,000 shares at June 30, 2023 and December 31, 2022; Issued: 63,368,746 and 63,023,506 shares at June 30, 2023 and December 31, 2022, respectively; Outstanding: 59,346,139 and 60,090,298 shares as of June 30, 2023 and December 31, 2022 respectively	4,435	4,489
Additional paid-in capital	280,455	279,857
Treasury Shares at cost, 4,022,607 and 2,933,208 ordinary shares at June 30, 2023 and December 31, 2022 respectively	(3,203)	(2,431)
Accumulated deficit	(222,713)	(213,750)
Total shareholders’ equity	58,974	68,165
Total liabilities and shareholders’ equity	$65,811	$74,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$1,337	$1,570	$2,567	$2,446
Cost of revenues	761	824	1,420	1,435

Gross profit	576	746	1,147	1,011

Operating expenses:
Research and development, net	816	956	1,568	1,863
Sales and marketing	2,504	2,347	4,988	4,531
General and administrative	2,414	1,819	4,124	3,281

Total operating expenses	5,734	5,122	10,680	9,675

Operating loss	(5,158)	(4,376)	(9,533)	(8,664)
Financial (expenses) income, net	558	(44)	636	(68)

Loss before income taxes	(4,600)	(4,420)	(8,897)	(8,732)
Taxes on income	42	26	66	64

Net loss	$(4,642)	$(4,446)	$(8,963)	$(8,796)

Net loss per ordinary share, basic and diluted	$(0.08)	$(0.07)	$(0.15	$(0.14)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	59,515,410	62,544,467	59,515,289	62,519,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number	Amount	capital	Shares	deficit	equity
Balance as of March 31, 2022	62,508,517	$4,663	$279,054	$-	$(198,531)	$85,186
Share-based compensation to employees and non-employees	-	-	173	-	-	173
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	169,791	12	(12)	-	-	-
Net loss	-	-	-	-	(4,446)	(4,446)
Balance as of June 30, 2022	62,678,308	$4,675	$279,215	$-	$(202,977)	$80,913

Balance as of March 31, 2023	59,482,004	$4,445	$280,152	$(3,007)	$(218,071)	$63,519
Treasury shares at cost	(359,049)	(25)	-	(196)	-	(221)
Share-based compensation to employees and non-employees	-	-	318	-	-	318
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	223,184	15	(15)	-	-	-
Net loss					(4,642)	(4,642)
Balance as of June 30, 2023	59,346,139	$4,435	$280,455	$(3,203)	$(222,713)	$58,974

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number	Amount	capital	Shares	deficit	equity
Balance as of December 31, 2021	62,480,163	$4,661	$278,903	$-	$(194,181)	$89,383
Share-based compensation to employees and non-employees	-	-	326	-	-	326
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	198,145	14	(14)	-	-	-
Net loss	-	-	-	-	(8,796)	(8,796)
Balance as of June 30, 2022	62,678,308	$4,675	$279,215	$-	$(202,977)	$80,913

Balance as of December 31, 2022	60,090,298	$4,489	$279,857	$(2,431)	$(213,750)	$68,165
Treasury shares at cost	(1,089,399)	(78)	-	(772)	-	(850)
Share-based compensation to employees and non-employees	-	-	622	-	-	622
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	345,240	24	(24)	-	-	-
Net loss	-	-	-	-	(8,963)	(8,963)
Balance as of June 30, 2023	59,346,139	$4,435	$280,455	$(3,203)	$(222,713)	$58,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(8,963)	$(8,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67	110
Share-based compensation	622	326
Deferred taxes	-	(7)
Exchange rate fluctuations	(5)	164
Interest income	(10)	-
Changes in assets and liabilities:
Trade receivables, net	262	(281)
Prepaid expenses, operating lease right-of-use assets and other assets	(875)	(183)
Inventories	(421)	(228)
Trade payables	890	168
Employees and payroll accruals	(346)	(177)
Deferred revenues	85	(37)
Operating lease liabilities and other liabilities	(45)	(436)
Net cash used in operating activities	(8,739)	(9,377)

Cash flows used in investing activities:
Purchase of property and equipment	-	(18)
Net cash used in investing activities	-	(18)

Cash flows from financing activities:
Purchase of treasury shares	(986)	-
Net cash used in financing activities	(986)	-

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	5	(164)

Decrease in cash, cash equivalents, and restricted cash	(9,720)	(9,559)
Cash, cash equivalents, and restricted cash at beginning of period	68,555	89,050
Cash, cash equivalents, and restricted cash at end of period	$58,835	$79,491
Supplemental disclosures of non-cash flow information
Classification of inventory to property and equipment, net	$-	$67
Classification of other current assets to property and equipment, net	$-	$22
Other payables related to shares re-purchase	$6	$-
ROU assets obtained from new lease liabilities	$513	$-
Supplemental cash flow information:
Cash and cash equivalents	$58,184	$78,832
Restricted cash included in other long-term assets	651	659
Total Cash, cash equivalents, and restricted cash	$58,835	$79,491

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

b.
RRL has two wholly-owned subsidiaries: (i) ReWalk Robotics, Inc. (“RRI”) incorporated under the laws of Delaware on February 15, 2012 and (ii) ReWalk Robotics GMBH (“RRG”) incorporated under the laws of Germany on January 14, 2013.

c.
The Company is a medical device company that is designing, developing, and commercializing innovative technologies that enable mobility and wellness in rehabilitation and daily life for individuals with neurological conditions. The Company’s initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury the ability to stand and walk again during everyday activities at home or in the community.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.
As of June 30, 2023, the Company incurred a consolidated net loss of $9.0 million and has an accumulated deficit in the total amount of $222.7 million. The Company’s cash and cash equivalent as of June 30, 2023 totaled $58.2 million and the Company’s negative operating cash flow for the six months ended June 30, 2023 was $8.7 million. The Company has sufficient funds to support its operations for more than 12 months following the issuance date of its unaudited condensed consolidated financial statements for the six months ended June 30, 2023.

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

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the 2022 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022 (the “2022 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the consolidated financial statements for the fiscal year ended December 31, 2022 included in the 2022 Form 10-K, unless otherwise stated.

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

Disaggregation of Revenues (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Units placed	$1,187	$1,457	$2,313	$2,235
Spare parts and warranties	150	113	254	211
Total Revenues	$1,337	$1,570	$2,567	$2,446

Units placed

During the periods for the six months ended June 30, 2023 and 2022, the Company offered five products: (1) ReWalk Personal; (2) ReWalk Rehabilitation; (3) ReStore; (4) MyoCycle; and (5) MediTouch. Due to unsatisfactory sales performance of the MediTouch product lines, we terminated this agreement as of January 31, 2023.

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

The ReStore device is offered with a two-year warranty which is considered as assurance type warranty.

The Distributed Products are sold with an assurance-type warranty ranging from one year to ten years depending on the specific product and part.

Contract balances (in thousands)

	June 30,	December 31,
	2023	2022
Trade receivable, net of credit losses (1)	$774	$1,036
Deferred revenues (1) (2)	$1,276	$1,191

(1)	Balance presented net of unrecognized revenues that were not yet collected.
(2)	During the six months ended June 30, 2023, $205 thousand of the December 31, 2022 deferred revenues balance was recognized as revenues.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized.

The Company’s unearned performance obligations as of June 30, 2023 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $1.2 million, which will be fulfilled over one to five years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

b.	Concentrations of Credit Risks:

The below table reflects the concentration of credit risk for the Company’s current customers as of June 30, 2023, to which substantial sales were made:

	June 30,		December 31,
	2023		2022
Customer A	20%		27%
Customer B	21%		* )
Customer C	*	)	13%
Customer D	*	)	13%
Customer E	*	)	11%

*) Less than 10%

The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and future expected economic conditions. Trade receivables deemed uncollectable are charged against the allowance for credit losses when identified. As of June 30, 2023 and December 31, 2022, trade receivables are presented net of allowance for credit losses in the amount of $26 thousand.

c.	Warranty provision

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2022	$92
Provision	139
Usage	(156)
Balance at June 30, 2023	$75

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Basic and diluted net loss per ordinary share:

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

For the six months ended June 30, 2023 and 2022, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 19,464,000 and 19,420,894, respectively, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:        INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Finished products	$2,511	$2,421
Raw materials	527	508
	$3,038	$2,929

NOTE 5:        COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of June 30, 2023, non-cancelable outstanding obligations amounted to approximately $1.8 million.

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

(ii)
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2023 and 2026. A subset of the Company’s car leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $23 thousand as of June 30, 2023.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company's condensed consolidated balance sheets as of June 30, 2023 are as follows (in thousands):

2023	$334
2024	641
2025	306
2026	4
Total lease payments	1,285
Less: imputed interest	(128)
Present value of future lease payments	1,157
Less: current maturities of operating leases	(616)
Non-current operating leases	$541
Weighted-average remaining lease term (in years)	2.19
Weighted-average discount rate	9.9%

Lease expense under the Company’s operating leases was $196 thousand and $184 thousand for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, and 2022, the lease expense was $388 thousand and $363 thousand, respectively.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (“IIA”).

Since the Company’s inception through June 30, 2023, the Company received funding from the IIA in the total amount of $2.4 million. Out of the $2.4 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $430 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

Additionally, the License Agreement requires the Company to pay Harvard royalties on net sales, see Note 6 below for more information about the Collaboration Agreement and the License Agreement.

As of June 30, 2023, the Company paid royalties to the IIA in the total amount of $110 thousand.

There were no royalties payments for three and six months ended June 30, 2023 and $1 thousand for the three months ended June 30, 2022. For the six months ended June 30, 2022, the royalties expenses were $4 thousand.

As of June 30, 2023, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

As part of the Company’s other long-term assets and restricted cash, an amount of $652 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

The License Agreement required the Company to pay Harvard an upfront fee, reimbursements for expenses that Harvard incurred in connection with the licensed patents, royalties on net sales and several milestone payments contingent upon the achievement of certain product development and commercialization milestones. The Harvard License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. As of June 30, 2023, the Company achieved three of the milestones which represent all development milestones under the License Agreement. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company has recorded expenses in the amount of $10 thousand and $24 thousand as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three months ended June 30, 2023, and 2022, respectively. For the six months ended June 30, 2023, and 2022, the expense were $21 thousand and $34 thousand, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7:  SHAREHOLDERS’ EQUITY

a.	Share option plans:

As of June 30, 2023, and December 31, 2022, the Company had reserved 1,617,255 and 2,934,679 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers, and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

There were no options granted during the six months ended June 30, 2023 and 2022.

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant.

A summary of employee share options activity during the six months ended June 30, 2023 is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2022	43,994	$41.27	4.39	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(888)	36.99	-	-
Options outstanding as of June 30, 2023	43,106	$41.35	3.96	$-

Options exercisable as of June 30, 2023	43,106	$41.35	3.96	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the six months ended June 30, 2023 and 2022.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employees and non-employees RSUs activity during the six months ended June 30, 2023 is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs as of December 31, 2022	2,755,057	$1.16
Granted	1,415,000	0.60
Vested	(345,240)	1.26
Forfeited	(96,688)	1.19
Unvested RSUs as of June 30, 2023	3,728,129	$0.92

The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2023, and 2022 was $0.60 and $1.14, respectively.

As of June 30, 2023, there were $2.8 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 3.3 years.

The number of options and RSUs outstanding as of June 30, 2023 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of June 30, 2023	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of June 30, 2023	Weighted average remaining contractual life (years) (1)
RSUs only	3,728,129	-	-	-
$5.37	12,425	5.75	12,425	5.75
$20.42 - $33.75	13,285	4.73	13,285	4.73
$37.14 - $38.75	8,090	0.48	8,090	0.48
$50 - $52.50	6,731	3.97	6,731	3.97
$182.5 - $524	2,575	2.35	2,575	2.35
	3,771,235	3.96	43,106	3.96

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.	Share-based awards to non-employee consultants:

As of June 30, 2023, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Treasury shares:

On June 2, 2022, the Company’s Board of Directors approved a share repurchase program to repurchase up to $8.0 million of its Ordinary Shares, par value NIS 0.25 per share. On July 21, 2022, the Company received approval from an Israeli court for the share repurchase program. The program was scheduled to expire on the earlier of January 20, 2023, or reaching $8.0 million of repurchases. On December 22, 2022, the Company’s Board of Directors approved an extension of the repurchase program, with such extension to be in the aggregate amount of up to $5.8 million. The extension was approved by an Israeli court on February 9, 2023, and it expired on August 9, 2023.

As of June 30, 2023, pursuant to the Company’s share repurchase program, the Company had repurchased a total of 4,022,607 of its outstanding ordinary shares at a total cost of $3.5 million.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable that were classified as equity as of June 30, 2023:

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

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $7.500 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of June 30, 2023.

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
(12)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020. As of June 30, 2023, 3,740,100 warrants were exercised for total consideration of $4,675,125. During the three months that ended June 30, 2023, no warrants were exercised.

(13)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering. As of June 30, 2023, 230,160 warrants were exercised for total consideration of $359,625. During the three months that ended June 30, 2023, no warrants were exercised.

(14)
Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in July 2020. As of June 30, 2023, 2,020,441 warrants were exercised for total consideration of $3,555,976. During the three months that ended June 30, 2023, no warrants were exercised.

(15)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s July 2020 registered direct offering.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(16)
Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in December 2020. As of June 30, 2023, 3,598,072 warrants were exercised for total consideration of $4,821,416. During the three months that ended June 30, 2023, no warrants were exercised.

(17)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of June 30, 2023, 225,981 warrants were exercised for total consideration of $405,003. During the three months that ended June 30, 2023, no warrants were exercised.

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

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cost of revenues	$1	$6
Research and development, net	66	33
Sales and marketing	164	96
General and administrative	391	191
Total	$622	$326

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8: FINANCIAL (EXPENSES) INCOME, NET

The components of financial (expenses) income, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign currency transactions and other	$9	$(39)	$22	$(54)
Interest Income	557	-	630	-
Bank commissions	(8)	(5)	(16)	(14)
	$558	$(44)	$636	$(68)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues based on customer’s location:
United States	$924	$578	$1,801	$798
Europe	411	888	735	1,535
Asia-Pacific	1	103	29	111
Africa	1	1	2	2
Total revenues	$1,337	$1,570	$2,567	$2,446

	June 30,	December 31,
	2023	2022
Long-lived assets by geographic region (*):
Israel	$644	$757
United States	615	231
Germany	21	44
	$1,280	$1,032

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30,
	2023		2022
Major customer data as a percentage of total revenues:
Customer A	27%		20%
Customer B	*	)	12%

*) Less than 10%.

NOTE 10:        SUBSEQUENT EVENTS

On August 8, 2023, RRI entered into an Agreement and Plan of Merger (the “Agreement”) with AlterG, Atlas Merger Sub, Inc., a wholly owned subsidiary of RRI (“Merger Sub”), and Shareholder Representative Services LLC, solely in its capacity as representative, agent and attorney-in-fact of the securityholders of AlterG, pursuant to which, Merger Sub will merge with and into AlterG, with AlterG continuing as the surviving corporation and a wholly owned subsidiary of RRI (the “Acquisition”).

RRI intends to consummate the Acquisition for approximately $19.0 million in cash (subject to customary adjustments for net working capital, indebtedness, cash, and transaction expenses). Following the closing of the Acquisition (the “Closing”), the Agreement provides for two potential earnout payments to be made to AlterG’s stockholders (as of immediately prior to the Closing) based on AlterG’s revenue growth during the two consecutive trailing twelve-month periods following the Closing. Each earnout payment, if any, will equal 65% of the revenue growth (measured in accordance with the terms of the Agreement) during each such trailing twelve-month period.

The Agreement contains customary representations, warranties, indemnities and covenants of RRI and AlterG.

Consummation of the Acquisition is subject to various customary conditions, including, among others, (i) approval of the Agreement by the requisite vote of AlterG’s stockholders and (ii) the absence of any order or law issued by certain courts of competent jurisdiction or other governmental entity, in each case prohibiting consummation of the Acquisition, and no action or proceeding by a governmental entity before any court or certain other governmental entities of competent jurisdiction seeking to prohibit consummation of the Acquisition.

The foregoing description of the Agreement is qualified in its entirety by the full text of the Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Closing of the Acquisition is currently expected to occur on August 11, 2023. The final purchase price allocation for the Acquisition has not been determined as of the filing of this Quarterly Report on Form 10-Q.

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

CMS proposed to include personal exoskeletons in the Medicare benefit category for braces. CMS issued the proposal as part of the Calendar Year 2024 Home Health Prospective Payment System Proposed Rule, CMS-1780 (Proposed Rule), released on June 30, 2023. The Proposed Rule would establish a new regulatory definition of “brace” and include exoskeletons like the ReWalk Personal Exoskeleton (i.e., exoskeletons described by Healthcare Common Procedure Coding System code K1007) in this definition. Once finalized, the Medicare benefit category for personal exoskeletons would be clear – i.e., the Medicare benefit category for “leg, arm, back, and neck braces” – and payment would be on a lump sum basis.

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

 Second Quarter 2023 and Subsequent Period Business Highlights

•	Total revenue for the second quarter of 2023 was $1.3 million, compared to $1.6 million in the second quarter of 2022;
•	Total revenue for the six months ended June 30, 2023 was $2.6 million, compared to $2.4 million in the six months ended June 30, 2022;
•	Gross margin was 43.1% in Q2’23, compared to 47.5% in Q2’22, a 4.4 percentage point decrease;
•
Operating expenses were $5.7 million in the second quarter of 2023, compared to $5.1 million in the second quarter of 2022, and $10.7 million for the six months ended June 30, 2023, compared to $9.7 million for the six months ended June 30, 2022.

Results of Operations for the Three and Six Months Ended June 30, 2023 and June 30, 2022

Our operating results for the three and six months ended June 30, 2023, as compared to the same period in 2022, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$1,337	$1,570	$2,567	$2,446
Cost of revenues	761	824	1,420	1,435

Gross profit	576	746	1,147	1,011

Operating expenses:
Research and development, net	816	956	1,568	1,863
Sales and marketing	2,504	2,347	4,988	4,531
General and administrative	2,414	1,819	4,124	3,281

Total operating expenses	5,734	5,122	10,680	9,675

Operating loss	(5,158)	(4,376)	(9,533)	(8,664)
Financial (expenses) income, net	558	(44)	636	(68)

Loss before income taxes	(4,600)	(4,420)	(8,897)	(8,732)
Taxes on income	42	26	66	64

Net loss	$(4,642)	$(4,446)	$(8,963)	$(8,796)

Net loss per ordinary share, basic and diluted	$(0.08)	$(0.07)	$(0.15)	$(0.14)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	59,515,410	62,544,467	59,515,289	62,519,063

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

Revenues

Our revenues for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except unit amounts)		(in thousands, except unit amounts)
Personal unit revenues	$1,007	$1,245	$2,113	$2,015
Rehabilitation unit revenues	330	325	454	431
Revenues	$1,337	$1,570	$2,567	$2,446

Personal unit revenues consist of ReWalk Personal 6.0 and Distributed Products sale, rental, service and warranty revenue for home use.

Rehabilitation unit revenues consist of ReStore, Distributed Products and SCI Products sale, rental, service and warranty revenue to clinics, hospitals for treating patients with relevant medical conditions or medical academic centers.

Revenues decreased by $233 thousand, or 15%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to a lower number of ReWalk Personal 6.0 units sold in the United States and Europe.

Revenues increased $121 thousand, or 5% for the six months ended June 30, 2023 mainly due to higher sales volume of ReWalk Personal 6.0 and MyoCycle devices in the United States.

In the future, we expect our growth to be driven by sales of our ReWalk Personal device through expansion of coverage and reimbursement by commercial and government third-party payors, as well as sales of Distributed Products and the ReStore device to rehabilitation clinics and personal users.

Gross Profit

Our gross profit for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit	$576	$746	$1,147	$1,011

Gross profit was 43% of revenue for the three months ended June 30, 2023 compared to 48% for the three months ended June 30, 2023. Gross profit was 45% of revenue for the six months ended June 30, 2023, compared to 41% for the six months ended June 30, 2022. The decrease in gross profit for the three months ended June 30, 2023 was primarily driven by the lower volume of units sold and a decrease in our average selling price due to a change in sales mix. The increase in gross profit for the six months ended June 30, 2023, was mainly driven by a higher volume of units sold and an increase in average selling price due to a change in sales mix primarily during the first quarter of 2023 compared to the first quarter of 2022.

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

Research and Development Expenses, net

Our research and development expenses, net, for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses, net	$816	$956	$1,568	$1,863

Research and development expenses, decreased by $140 thousand, or 15%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and a decrease of $295 thousand for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease is attributable to decreased consulting, subcontractors and other expenses from lower product development activity since we received clearance from the FDA for the stairs and curbs in the United States.

We intend to focus our research and development expenses mainly on our current products maintenance and improvement as well as in support of the FDA submission for clearance of the ReWalk 7 next generation model.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and marketing expenses	$2,504	$2,347	$4,988	$4,531

Sales and marketing expenses increased by $157 thousand, or 7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and $457 thousand, or 10% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by higher consulting expenses related to the CMS reimbursement process and other marketing expenses, partially offset by the Employee Retention Credit (ERC) payroll tax refund of $186 thousand we received in the United States.

In the near term our sales and marketing expenses are expected to be driven by our efforts to expand the reimbursement coverage of our ReWalk Personal device and to support our current commercial product activities.

General and Administrative Expenses

Our general and administrative expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$2,414	$1,819	$4,124	$3,281

General and administrative expenses increased by $595 thousand, or 33%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and $843 thousand, or 26% for the six months ended June 30, 2023 compared to the six months ended June, 2022. The increase was primarily driven by increased payroll and related expenses as well as professional services related to acquisition activity.

Financial Expenses (Income), Net

Our financial expenses (income), net, for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Financial (expenses) income, net	$558	$(44)	$636	$(68)

Financial income, net, increased by $602 thousand for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and $704 thousand for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to interest income received from a change in cash management to cash accounts that pay a higher interest rate and exchange rate fluctuations.

Income Taxes

Our income tax for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Taxes on income	$42	$26	$66	$64

Income taxes increased by $16 thousand, or 62%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and increased by $2 thousand for the six months ended in June 30, 2023 , or 3% compared to the six months ended June 2022, was mainly due to deferred taxes and timing differences in our subsidiaries

Critical Accounting Policies and Estimates

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

During the six months ended June 30, 2023, we incurred a consolidated net loss of $9.0 million and have an accumulated deficit in the total amount of $222.7 million. Our cash and cash equivalent as of June 30, 2023, totaled $58.2 million and our negative operating cash flow for the six months ended June 30, 2023, was $8.7 million. We have sufficient funds to support our operations for more than 12 months following the issuance date of our condensed consolidated unaudited financial statements for the six months ended June 30, 2023.

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

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities of our ReStore and Personal 6.0 devices, broadening third-party payor and CMS coverage for our ReWalk Personal device and commercializing our new product lines added through distribution agreements; (ii) development of future generation designs for our spinal cord injury device and development of our lightweight exo-suit technology for potential home personal health utilization for multiple indications; (iii) routine product updates; (iv) potential acquisitions of business, such as our pending Acquisition of AlterG, for a purchase price of approximately $19.0 million in cash at Closing (subject to customary adjustments for net working capital, indebtedness, cash, and transaction expenses), in addition to two potential earnout payments based on AlterG’s revenue growth during the two consecutive trailing twelve-month periods following Closing (see Note 10 to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements”); and (v) general corporate purposes, including working capital needs. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, the attractiveness of potential acquisition candidates, and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing, or refinance our indebtedness. There can be no assurance that we will be able to raise such funds at all or on acceptable terms.

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

On December 19, 2022, our board of directors approved the extension of our on-going share repurchase program, with such extension to be in the aggregate amount of up to $5.8 million. The extension was approved by an Israeli court on February 9, 2023 for a six-month period expiring on August 9, 2023.

Under the program, share repurchases were made from time to time using a variety of methods, in accordance with all applicable securities laws and regulations, including restrictions relating to volume, price and timing under applicable law, including Rule 10b-18 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of June 30, 2023, we had repurchased approximately 4.0 million of our ordinary shares for an aggregate purchase price of approximately $3.5 million under the repurchase program. The repurchase program, as extended, expired on August 9, 2023. No repurchases of ordinary shares were made by us subsequent to June 30, 2023.

Cash Flows for the Six Months Ended June 30, 2023 and June 30, 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(8,739)	$(9,377)
Net cash used in investing activities	—	(18)
Net cash provided by financing activities	(986)	—
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	5	(164)
Net cash flow	$(9,720)	$(9,559)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $496 million or 5% primarily due to decreased insurance prepaid expenses and decreased inventory purchases partially offset by acquisition costs.

Net Cash Provided by Financing Activities

Net cash used in financing activities was $986 for the six months ended June 30, 2023 compared to $0 for the three months ended June 30, 2022. The increase is due to the repurchase of our ordinary shares under our repurchase program, which expired on August 9, 2023.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of June 30, 2023.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$1,748	$1,748	$—
Collaboration Agreement and License Agreement obligations (2)	60	60	—
Operating lease obligations (3)	1,286	654	632
Total	$3,094	$2,462	$632

(1)
We depend on one contract manufacturer, Sanmina Corporation, for both the ReStore products and the SCI Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.

(2)
Under the Collaboration Agreement, we were required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. All product development milestones contemplated by the License Agreement have been met as of June 30, 2023; however, there are still outstanding commercialization milestones under the License Agreement that depend on us reaching certain sales amounts, some or all of which may not occur. Our Collaboration Agreement with Harvard was concluded on March 31, 2022.

(3)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.7: $1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00: $1.09, both of which were the applicable exchange rates as of June 30, 2023.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of June 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2023. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2022 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2022 Form 10-K, except as described in Note 5 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

Except as set forth below, and as disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023, there have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2022 Form 10-K:

Risks Related to Our Business and Our Industry

The announcement and pendency of our acquisition of AlterG may have an adverse effect on our business, financial condition, operating results and cash flows.

On August 8, 2023, we entered into a definitive agreement to acquire AlterG. The Acquisition is expected to close on August 11, 2023, subject to customary closing conditions. We have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Acquisition and planning for integration. Completion of the Acquisition is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way. The failure to complete the Acquisition in a timely manner or at all could negatively impact the market price of our ordinary shares as it currently reflects an assumption that the transaction will be completed. Furthermore, if the Acquisition is significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

●	we would have incurred significant costs in connection with the Acquisition that we may be unable to recover;
●	we may be subject to negative publicity or be negatively perceived by the investment or business communities;
●	we may be subject to legal proceedings related to the Acquisition;
●
any disruptions to our business resulting from the announcement and pendency of the Acquisition, including any adverse changes in our relationships with our customers, suppliers, other business partners and employees, may continue or intensify in the event the Acquisition is not consummated; and

●	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to prior to the announcement of the Acquisition, if the Acquisition is not consummated.

We may fail to realize the benefits expected from our acquisition of AlterG, which could adversely affect the price of our ordinary shares.

The anticipated benefits from our Acquisition of AlterG are based on projections and assumptions about the combined businesses of ReWalk and AlterG, which may not materialize as expected or which may prove to be inaccurate. The value of our ordinary shares could be adversely affected if we are unable to realize the anticipated benefits from the Acquisition on a timely basis or at all. Achieving the benefits of the Acquisition will depend, in part, on our ability to integrate the business, operations and products of AlterG successfully and efficiently with ReWalk’s business. The process of integrating the operations of ReWalk and AlterG could encounter unexpected costs and delays, which include: the loss of key personnel; the loss of key customers; the loss of key suppliers; and unanticipated issues in integrating sales, marketing and administrative functions.

In addition, our failure to identify or accurately assess the magnitude of certain liabilities we assumed in the Acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the ordinary shares repurchased under our share repurchase program during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	(In Thousands) Maximum Value of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30, 2023
Share repurchase program (1)	—	$—	—	$4,730

May 1 - May 31, 2023
Share repurchase program (1)	67,551	$0.59	67,551	$4,688

June 1 - June 30, 2023
Share repurchase program (1)	291,498	$0.59	291,498	$4,509
Quarter Total

Share repurchase program (1)	359,049	$0.59	359,049	$4,509(2)

(1) Ordinary Shares were repurchased by us through our publicly announced share repurchase program approved by our Board of Directors on June 2, 2022, and approved by an Israeli court on July 20, 2022. The program was scheduled to expire on the earlier of January 20, 2023, or reaching $8.0 million of repurchases. On December 22, 2022, our Board of Directors approved an extension of the repurchase program, with such extension to be in the aggregate amount of up to $5.8 million. The extension was approved by an Israeli court on February 9, 2023 for a six month period ending on August 9, 2023.

(2) The share repurchase program, as extended, expired on August 9, 2023. No Ordinary Shares were repurchased by us subsequent to June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of August 8, 2023, by and among ReWalk Robotics, Inc., Atlas Merger Sub, Inc., AlterG, Inc. and Shareholder Representative Services LLC(incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2023).^

10.1	Amendment No. 1 to Employment Agreement by and between the Company and Almog Adar.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
__________________________

*	Furnished herewith.

**	Filed herewith

^	Schedules have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: August 11, 2023	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Michael Lawless
Michael Lawless
Chief Financial Officer
(Principal Financial Officer)