Form 10-Q
period 2023-09-30
ReWalk Robotics Ltd.
filed 2023-11-14
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐    No ☒

As of November 14, 2023, the registrant had outstanding 60,024,643 ordinary shares, par value NIS 0.25 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

•	our ability to, successfully integrate the operations of AGI, Inc. (“AGI”) into our organization, and realize the anticipated benefits therefrom;
•	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;
•	our limited operating history and our ability to leverage our sales, marketing and training infrastructure;
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

•	our ability to gain and maintain regulatory approvals and to comply with any post-marketing requests
•	the risk of a cybersecurity attack or breach of our information technology systems significantly disrupting our business operations;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;
•	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;
•	our ability to use effectively the proceeds of our offerings of securities;
•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company;
•	the adverse effect that the recent COVID-19 pandemic has had and continues to have on our business and results of operations;
•
market and other conditions, including the extent to which inflation or global instability may disrupt our business operations or our financial condition or the financial condition of our customers and suppliers, including the outbreak of war between Israel and Hamas and the ongoing tension between China and Taiwan; and

•	other factors discussed in the “Risk Factors” section of our 2022 annual report on Form 10-K and in our subsequent reports filed with the SEC.

The preceding list is not intended to be an exhaustive list of all forward-looking statements contained in this quarterly report. The statements are based on our beliefs, assumptions, and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance, or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements. In particular, you should consider the risks provided under “Part I, Item 1A. Risk Factors” of our 2022 annual report on Form 10-K, and in other reports subsequently filed by us with, or furnished to, the SEC.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$32,590	$67,896
Trade receivable, net (Net from credit losses of $352 and $26 as of September 30, 2023 and December 31, 2022, respectively)	3,529	1,036
Prepaid expenses and other current assets	2,254	649
Inventories	6,043	2,929
Total current assets	44,416	72,510

LONG-TERM ASSETS

Restricted cash and other long-term assets	772	694
Operating lease right-of-use assets	2,077	836
Property and equipment, net	1,047	196
Intangible assets	13,369	-
Goodwill	7,538	-
Total long-term assets	24,803	1,726
Total assets	$69,219	$74,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of operating leases liability	$1,245	$564
Trade payables	5,658	1,950
Employees and payroll accruals	1,701	1,282
Deferred revenues	1,611	301
Earnout liability	1,906	-
Other current liabilities	693	685
Total current liabilities	12,814	4,782

LONG-TERM LIABILITIES
Earnout liability	1,741	-
Deferred revenues	1,645	890
Non-current operating leases liability	856	333
Other long-term liabilities	387	66
Total long-term liabilities	4,629	1,289

Total liabilities	17,443	6,071

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 120,000,000 shares at September 30, 2023 (unaudited) and December 31, 2022; Issued: 64,047,124 and 63,023,506 shares at September 30, 2023 (unaudited) and December 31, 2022, respectively; Outstanding: 60,024,517 and 60,090,298 shares as of September 30, 2023 (unaudited) and December 31, 2022 respectively	4,481	4,489
Additional paid-in capital	280,742	279,857
Treasury Shares at cost, 4,022,607 and 2,933,208 ordinary shares at September 30, 2023 and December 31, 2022 respectively	(3,203)	(2,431)
Accumulated deficit	(230,244)	(213,750)
Total shareholders’ equity	51,776	68,165
Total liabilities and shareholders’ equity	$69,219	$74,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$4,403	$886	$6,970	$3,332
Cost of revenues	3,540	665	4,960	2,100

Gross profit	863	221	2,010	1,232

Operating expenses:
Research and development, net	1,262	1,065	2,830	2,928
Sales and marketing	4,088	2,588	9,076	7,119
General and administrative	3,455	2,001	7,579	5,282

Total operating expenses	8,805	5,654	19,485	15,329

Operating loss	(7,942)	(5,433)	(17,475)	(14,097)
Financial (expenses) income, net	411	(1)	1,047	(69)

Loss before income taxes	(7,531)	(5,434)	(16,428)	(14,166)
Taxes on income	-	26	66	90

Net loss	$(7,531)	$(5,460)	$(16,494)	$(14,256)

Net loss per ordinary share, basic and diluted	$(0.13)	$(0.09)	$(0.28)	$(0.23)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	59,798,413	62,793,847	59,509,781	62,611,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number	Amount	capital	Shares	deficit	equity
Balance as of June 30, 2022	62,678,308	4,675	279,215	-	(202,977)	80,913
Share-based compensation to employees and non-employees	-	-	320	-	-	320
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	223,637	16	(16)	-	-	-
Treasury Shares at cost	(184,629)	(13)	-	(170)		(183)
Net loss	-	-	-	-	(5,460)	(5,460)
Balance as of September 30, 2022	62,717,316	4,678	279,519	(170)	(208,437)	75,590

Balance as of June 30, 2023	59,346,139	4,435	280,455	(3,203)	(222,713)	58,974
Share-based compensation to employees and non-employees	-	-	333	-	-	333
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	678,378	46	(46)	-	-	-
Net loss	-	-	-	-	(7,531)	(7,531)
Balance as of September 30, 2023	60,024,517	4,481	280,742	(3,203)	(230,244)	51,776

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number	Amount	capital	Shares	deficit	equity
Balance as of December 31, 2021	62,480,163	4,661	278,903	-	(194,181)	89,383
Share-based compensation to employees and non-employees	-	-	646	-	-	646
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	421,782	30	(30)	-	-	-
Treasury Shares at cost	(184,629)	(13)	-	(170)	-	(183)
Net loss	-	-	-	-	(14,256)	(14,256)
Balance as of September 30, 2022	62,717,316	4,678	279,519	(170)	(208,437)	75,590

Balance as of December 31, 2022	60,090,298	4,489	279,857	(2,431)	(213,750)	68,165
Share-based compensation to employees and non-employees	-	-	955	-	-	955
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	1,023,618	70	(70)	-	-	-
Treasury shares at cost	(1,089,399)	(78)	-	(772)	-	(850)
Net loss	-	-	-	-	(16,494)	(16,494)
Balance as of September 30, 2023	60,024,517	4,481	280,742	(3,203)	(230,244)	51,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(16,494)	$(14,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	898	161
Share-based compensation	955	646
Remeasurement of earn out liability	40	-
Deferred taxes	-	2
Interest income	(13)	-
Exchange rate fluctuations	24	182
Changes in assets and liabilities:
Trade receivables, net	(720)	138
Prepaid expenses, operating lease right-of-use assets and other assets	(849)	(115)
Inventories	(480)	(550)
Trade payables	1,895	524
Employees and payroll accruals	(347)	(153)
Deferred revenues	(23)	(5)
Operating lease liabilities and other liabilities	(1,069)	(552)
Net cash used in operating activities	(16,183)	(13,978)

Cash flows used in investing activities:
Purchase of property and equipment	(2)	(25)
Acquisition of a business, net of cash acquired	(18,068)	-
Net cash used in investing activities	(18,070)	(25)

Cash flows from financing activities:
Purchase of treasury shares	(992)	(183)
Net cash used in financing activities	(992)	(183)

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(24)	(182)

Decrease in cash, cash equivalents, and restricted cash	(35,269)	(14,368)
Cash, cash equivalents, and restricted cash at beginning of period	68,555	89,050
Cash, cash equivalents, and restricted cash at end of period	$33,286	$74,682
Supplemental disclosures of non-cash flow information
Classification of other current assets to property and equipment, net	$-	$22
Classification of inventory to property and equipment, net	$194	$67
Classification of property and equipment, net to inventory	$39	$-
ROU assets obtained from new lease liabilities	$513	$-
Supplemental cash flow information:
Cash and cash equivalents	$32,590	$74,027
Restricted cash included in other long-term assets	696	655
Total Cash, cash equivalents, and restricted cash	$33,286	$74,682

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

b.
RRL has three wholly-owned (directly and indirectly) subsidiaries: (i) ReWalk Robotics, Inc. (“RRI”) incorporated under the laws of Delaware on February 15, 2012, (ii) ReWalk Robotics GMBH (“RRG”) incorporated under the laws of Germany on January 14, 2013, and (iii) AlterG, Inc. (“AlterG” or “AGI”) incorporated in Delaware on October 21, 2004 under the name of Gravus, Inc. On June 30, 2005, the Company changed its name and re-incorporated in Delaware under the name of AlterG, Inc.

c.
The Company is a medical device company that is designing, developing, and commercializing innovative technologies that enable mobility and wellness in rehabilitation and daily life for individuals with physical and neurological conditions. The Company’s initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (collectively, the “SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury the ability to stand and walk again during everyday activities at home or in the community.

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

On August 11, 2023, pursuant to an Agreement and Plan of Merger among RRI, AGI, Atlas Merger Sub, Inc., a wholly owned subsidiary of RRI (“Merger Sub”), and Shareholder Representative Services LLC, date August 8, 2023, RRI acquired AGI and AGI became a wholly owned subsidiary of the Company.

For accounting purposes, RRI was considered the acquirer and AGI was considered the acquiree. The acquisition was accounted for using the acquisition method of accounting. See Note 5 for additional information.

The Company made its first acquisition to supplement its internal growth when it acquired AGI, a leading provider of AlterG Anti-Gravity systems for use in physical and neurological rehabilitation.  The Company paid a cash purchase price of $19.0 million at closing and additional cash earnouts may be paid based upon a percentage of AlterG’s year-over-year revenue growth over the two years following the closing. The AlterG systems use patented, NASA-derived Differential Air Pressure (“DAP”) technology to reduce the effects of gravity and allow people to rehabilitate with finely calibrated support and reduced pain.  The Company will continue to evaluate other products for distribution or acquisition that can broaden its product offerings further to help individuals with physical and neurological injury and disability.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company markets and sells its products directly to institutions and individuals and through third-party distributors. The Company sells its products directly primarily in the United States, through a combination (depending on the product line) of direct sales and distributors in Germany, Canada, and Australia, and primarily through distributors in other markets. In its direct markets, the Company has established relationships with clinics and rehabilitation centers, professional and college sports teams, and individuals and organizations in the spinal cord injury community, and in its indirect markets, the Company’s distributors maintain these relationships. RRI and AGI market and sell products mainly in the United States. RRG markets and sells the Company’s products mainly in Germany and Europe.

d.
As of September 30, 2023, the Company incurred a consolidated net loss of $16.5 million and has an accumulated deficit in the total amount of $230.2 million. The Company’s cash and cash equivalents as of September 30, 2023 totaled $32.6 million and the Company’s negative operating cash flow for the nine months ended September 30, 2023 was $16.2 million. The Company has sufficient funds to support its operations for more than 12 months following the issuance date of its unaudited condensed consolidated financial statements for the nine months ended September 30, 2023.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

a.	Business Combinations

The Company accounts for business combinations in accordance with ASC 805, “Business Combinations”. For business combinations accounted for under the acquisition method, ASC 805 requires recognition of assets acquired, liabilities assumed, and any non-controlling interest at the acquisition date, measured at their fair values as of that date. The Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged.

The excess of the fair value of the purchase price over the fair values of the identifiable assets and liabilities is recorded as goodwill. Determining the fair value of the identifiable assets and liabilities requires management to use significant judgment and estimates including the forecasted revenue and revenues growth rates, discount rates, customer contract renewal rates and customer attrition rates. The process of estimating the fair values requires significant estimates, especially with respect to intangible assets. Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and incorporates management’s own assumptions and involves a significant degree of judgment.

Acquisition related costs include legal fees, consulting and success fees, and other non-recurring integration related costs. Acquisition-related costs are expensed as incurred.

b.	Goodwill and Other Intangibles

For business combinations, the purchase prices are allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the remaining unallocated purchase prices recorded as goodwill.

The Company has no indefinite-lived intangible assets other than goodwill. Acquired identifiable finite-lived intangible assets include identifiable acquired technology, customer relationships, trademarks and backlog and are amortized on a straight-line basis over the estimated useful lives of the assets. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets.

Goodwill is not amortized and is tested for impairment at least annually.

The Company operates as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices of the Company’s stock in active markets. The Company tests goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

When testing goodwill for impairment, the Company may first perform a qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company recognizes an impairment of goodwill for the amount of this excess.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2023, no impairments of goodwill have been recognized.

The Company evaluates the recoverability of long-lived assets, including property and equipment and intangible assets subject to amortization for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no impairment charges to long-lived assets during the periods presented.

c.	Fair Value Measurements

Cash and cash equivalents, restricted cash, prepaid expenses and other assets, trade payables and accrued expenses and other liabilities, are stated at their carrying value which approximates their fair value due to the short time to the expected receipt or payment.

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

		Fair value measurements as of
Description	Fair Value Hierarchy	September 30, 2023	December 31, 2022
Financial assets:

Money market funds included in cash and cash equivalent	Level 1	$2,507	$-
Treasury bills included in cash and cash equivalent	Level 1	2,507	-

Total Assets Measured at Fair Value		$5,014	$-

Financial Liabilities:
Earnout	Level 3	$3,647	$-

Total liabilities measured at fair value		$3,647	$-

The Company classifies cash equivalents within Level 1, and earnout is classified within Level 3, because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair values.

The earnout was valued using a Monta Carlo simulation analysis, which is considered to be a Level 3 fair value measurement.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the warrants liability activity as of September 30, 2023 (in thousands):

Earnout
Initial Measurement (August 11, 2023)	$3,607
Change in fair value	40
Balance September 30, 2023	$3,647

d.	Revenue Recognition

The Company generates revenues from sales of products. The Company sells its products directly to end customers and through distributors. The Company sells its products to clinics and rehabilitation centers, professional and college sports teams, private individuals (who finance the purchases by themselves, through fundraising or reimbursement coverage from insurance companies), and distributors.

Disaggregation of Revenues (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product	$3,632	$484	$5,563	$2,377
Rental	303	267	685	609
Service and warranty	468	135	722	346
Total Revenues	$4,403	$886	$6,970	$3,332

Product revenue

Revenue from Products is comprised of sale of anti-gravity products, sale of systems products to rehabilitation facilities and sale of Personal systems to end users. Revenues generated from the sale of Products are recognized at a point in time, once the customer has obtained the legal title to the items purchased.

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

The Company generally does not grant a right of return for its products. In rare circumstances the Company provides a right of return for its products. In those cases, the Company records reductions to revenue for expected future product returns based on the Company’s historical experience and estimates.

During 2023, the Company offered six products: (1) ReWalk Personal, (2) ReWalk Rehabilitation, (3) ReStore, (4) MyoCycle and (5) MediTouch (6) Anti-Gravity Products. Due to unsatisfactory sales performance of the MediTouch product lines, we terminated the distribution agreement as of January 31, 2023.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ReWalk Personal and ReWalk Rehabilitation are SCI Products, which are currently designed for everyday use by paraplegic individuals at home and in their communities. SCI Products are custom fitted for each user, as well as for use by paraplegic patients in the clinical rehabilitation environment, where they provide individuals access to valuable exercise and therapy. ReWalk Rehabilitation is a ReWalk Personal 6.0 product sold with multiple sizes of our adjustable parts to allow different users the ability to train within a clinic.

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

The Anti-Gravity Products are anti-gravity systems for use in physical and neurological rehabilitation and athletic training, both domestically and internationally. This transformative technology uses patented, NASA-derived Differential Air Pressure technology to reduce the effects of gravity and allow people to move in new ways with finely calibrated support and reduced pain.

Rental revenue

Rental revenue for the Anti-Gravity systems is accounted for under ASC Topic 842, Leases. The Company rents its products to customers for a fixed monthly fee over the rental term, which typically ranges from 2 to 3 years. Rental revenues are recorded as earned on a monthly basis.

The Company also offers for the SCI Products a rent-to-purchase model in which the Company recognizes revenue ratably according to the agreed rental monthly fee for a limited period prior to selling its products.

Service and warranties

The Company services its products after expiration of the initial warranty. Service revenue, consisting of time and materials to perform the repairs, is recorded as services are rendered which corresponds with the period in which the related expenses are incurred.

Warranties are classified as either an assurance type or a service type warranty. A warranty is considered an assurance type warranty if it provides the customer with assurance that the product will function as intended for a limited period of time. An assurance type warranty is not accounted for as a separate performance obligation under the revenue model.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For Anti-Gravity Products, the Company offers customers extended warranty contracts that extend or enhance the technical support, parts, and labor coverage offered as part of the base warranty included with the anti- gravity system products. Extended warranty revenue is recognized ratably over the extended warranty coverage period. The Company offers a one-year assurance type warranty to customers in the U.S. and two years assurance type warranty for spare parts only to its international distributors.

Contract balances (in thousands)

	September 30,	December 31,
	2023	2022
Trade receivable, net of credit losses (1)	$3,529	$1,036
Deferred revenues (1) (2)	$3,256	$1,191

(1)	Balance presented net of unrecognized revenues that were not yet collected.
(2)	During the nine months ended September 30, 2023, $290 thousand of the December 31, 2022 deferred revenues balance was recognized as revenues.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations, multi-year services contracts, as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized.

The Company’s unearned performance obligations as of September 30, 2023 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $3.2 million, which will be fulfilled over one to five years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Concentrations of Credit Risks: The below table reflects the concentration of credit risk for the Company’s current customers as of September 30, 2023, to which substantial sales were made:
	September 30,		December 31,
	2023		2022
Customer A	*	)	27%
Customer B	*	)	13%
Customer C	-		13%
Customer D	-		11%

*) Less than 10%

The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and future expected economic conditions. Trade receivables deemed uncollectable are charged against the allowance for credit losses when identified. As of September 30, 2023, and December 31, 2022, trade receivables are presented net of allowance for credit losses in the amount of $352 thousand and $26 thousand, respectively.

f.	Warranty provision

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2022	$92
AGI acquisition – see note 5	535
Provision	271
Usage	(285)
Balance at September 30, 2023	$613

g.
Basic and diluted net loss per ordinary share:

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

For the nine months ended September 30, 2023 and 2022, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 19,463,658 and 19,464,888, respectively, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h.	New Accounting Pronouncements

Recently Implemented Accounting Pronouncements

i.	Financial Instruments

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

NOTE 4: INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Finished products	$3,805	$2,421
Raw materials	2,238	508
	$6,043	$2,929

NOTE 5: BUSINESS COMBINATION

On August 11, 2023, pursuant to an Agreement and Plan of Merger among RRI, AGI, Merger Sub, and Shareholder Representative Services LLC, RRI, August 8, 2023, the Company acquired AGI and AGI became a wholly owned subsidiary of the Company. AGI develops, manufactures, and markets anti-gravity systems for use in physical and neurological rehabilitation and athletic training, both in the United States and internationally. The aggregate purchase price was a total of $19.0 million in cash, subject to working capital and other customary purchase price adjustments. Additional cash earnouts (in an anticipated amount of approximately $4.0 million in the aggregate) may be paid based upon a percentage of AGI’s year-over-year future revenue growth over the next two years subject to working capital and other customary purchase price adjustments.

The total consideration transferred is as follows (in thousands):

Cash	$18,493
Earnout payments	$3,607
Total consideration	$22,100

Earnout payments

The Company will pay an amount of cash equal to 65% of the amount, if any, by which AGI revenue attributable to the first 12 months period exceeds revenue target ("first earnout payment"), and an amount in cash equal to 65% of the amount, if any, by which AGI revenue attributable to the following 12 months period exceeds the revenue from the first 12 month period ("second earnout payment"). At the date of acquisition, management estimated fair value of the earnout payment based on the actual up to date performance of the acquired entity and the probability of the earn out payment occurrence to be at approximately $3.6 million. The Earn-out was accounted for as a liability and will be remeasured at each reporting period through consolidated statement of operations.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has accounted for the AGI acquisition as a business combination. The Company has preliminarily allocated the purchase price of approximately $22.1 million fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalent	$478
Restricted cash	51
Accounts receivable	1,773
Inventory	3,330
Prepaid expenses and other current assets	470
Right of use asset	1,151
Property and equipment, net	827
Other non-current assets	30
Goodwill	7,538
Intangible assets	14,133
Accounts payable	(2,082)
Accrued compensation	(766)
Other accrued liabilities	(1,059)
Deferred revenue	(2,088)
Warranty Obligations	(535)
Leases Liability	(1,151)
Total purchase consideration	$22,100

The following table presents the details of the intangible assets acquired at the date of AGI acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Trademark	$795	3
Technology	6,161	4
Customer relationship - Warranty	201	2
Customer relationship - Rental	2,102	4
Customer relationship - Distribution	4,578	5
Backlog	296	1

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the preliminary purchase price allocation, the Company allocates the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values. The fair values for the intangible assets acquired were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement in the fair value hierarchy. Customer relationships, distributor relationships, backlog, trademark and developed technology were valued using the income approach, based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The discounted cash flow analyses factor in assumptions on revenue and expense growth rates including estimates of customer growth and attrition rates, distributor growth and attrition rates, technology obsolescence, and relief from royalty projections. Additionally, these discounted cash flow analyses factor in expected amounts of working capital, fixed assets, assembled workforce and cost of capital for each intangible asset. Such estimates are subject to change during the measurement period which is not expected to exceed one year. Any adjustments to the preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.

The Company incurred acquisition-related costs of $2.5 million included in General and administrative costs.

The table below presents the pro forma revenue and earnings of the combined business as if the acquisition had occurred as of January 1, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$5,920	$6,403	$18,041	$18,146
Net loss	$(6,422)	$(5,785)	$(16,042)	$(20,729)

The total revenues and net income of AGI, included in the consolidated income statement, since the acquisition date and for the nine and three months ended September 30, 2023, amounted to 2,941 thousand and 154 thousand, respectively.

The pro forma information was determined based on the historical results of the Company and unaudited financial results of AGI. These proforma results reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible asset occurred at the beginning of the period, along with consequential tax effects. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combinations been completed on January 1, 2022, nor it is necessarily indicative of future results of operations of the combined company. Furthermore, the unaudited pro forma financial information does not reflect the impact of any synergies resulting from the acquisition.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company has $7.5 million of goodwill related to its purchase of AGI in the third quarter of fiscal year 2023, which has an indefinite life, and is not deductible for tax purposes.

As of September 30, 2023, the components of, and changes in, the carrying amount of intangible assets, net, were as follows (in thousands):

		September 30, 2023
	Cost	Accumulated Amortization	Intangible Assets, Net
Trademark	795	(37)	758
Technology	6,161	(215)	5,946
Customer relationship - Warranty	201	(14)	187
Customer relationship - Rental	2,102	(74)	2,028
Customer relationship - Distribution	4,578	(128)	4,450
Backlog	296	(296)	-
Total Amortized Intangible Assets	14,133	(764)	13,369

The estimated amortization expense is shown below (in thousands):

Fiscal 2023 (period remaining)	$844
Fiscal 2024	3,347
Fiscal 2025	3,307
Fiscal 2026	3,143
Fiscal 2027	2,172
Fiscal 2028	556
Total	13,369

NOTE 7: COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of September 30, 2023, non-cancelable outstanding obligations amounted to approximately $2.2 million.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(ii)
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2023 and 2026. A subset of the Company’s car leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $26 thousand as of September 30, 2023.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2023 are as follows (in thousands):

2023	$328
2024	1,312
2025	638
2026	4
Total lease payments	2,282
Less: imputed interest	(181)
Present value of future lease payments	2,101
Less: current maturities of operating leases	(1,245)
Non-current operating leases	$856
Weighted-average remaining lease term (in years)	1.9
Weighted-average discount rate	9.18

Lease expense under the Company’s operating leases was $269 thousand and $175 thousand for the three months ended September 30, 2023, and 2022, respectively. For the nine months ended September 30, 2023, and 2022, the lease expense was $657 thousand and $538 thousand, respectively.

c.	Royalties

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (“IIA”). Since the Company’s inception through September 30, 2023, the Company received funding from the IIA in the total amount of $2.4 million. Out of the $2.4 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $450 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of September 30, 2023, the Company paid royalties to the IIA in the total amount of $110 thousand.

There were no royalty payments for the three and nine months ended September 30, 2023 and $3 thousand for the three months ended September 30, 2022. For the nine months ended September 30, 2022, the royalty expenses were $7 thousand.

As of September 30, 2023, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Additionally, the License Agreement requires the Company to pay Harvard royalties on net sales, see Note 8 below for more information about the Collaboration Agreement and the License Agreement.

AGI earns royalties under a license agreement with a third party and are recognized as earned. Royalty revenues totaled $31 thousand for the period ended September 30, 2023.

d.	Liens:

As part of the Company’s other long-term assets and restricted cash, an amount of $696 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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
NOTE 8: RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2023, the Company achieved three of the milestones which represent all development milestones under the License Agreement. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company has recorded expenses in the amount of $7 thousand and $26 thousand as research and development expenses related to the License Agreement and to the Collaboration Agreement for the three months ended September 30, 2023, and 2022, respectively. For the nine months ended September 30, 2023, and 2022, the expenses were $28 thousand and $60 thousand, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

NOTE 9:  SHAREHOLDERS’ EQUITY

a.	Share option plans:

As of September 30, 2023, and December 31, 2022, the Company had reserved 1,020,872 and 2,934,679 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers, and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

There were no options granted during the nine months ended September 30, 2023 and 2022.

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant.

A summary of employee share options activity during the nine months ended September 30, 2023 is as follows:

	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2022	43,994	$41.27	4.39	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,230)	35.86	-	-
Options outstanding as of September 30, 2023	42,764	$41.42	3.74	$-

Options exercisable as of September 30, 2023	42,764	$41.42	3.74	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the three and nine months ended September 30, 2023 and 2022.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employees and non-employees RSUs activity during the nine months ended September 30, 2023 is as follows:

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs as of December 31, 2022	2,755,057	$1.16
Granted	2,225,475	0.67
Vested	(1,023,618)	1.14
Forfeited	(110,438)	1.16
Unvested RSUs as of September 30, 2023	3,846,476	$0.87

The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2023, and 2022 was $0.87 and $1.00, respectively.

As of September 30, 2023, there were $3.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 3.0 years.

The number of options and RSUs outstanding as of September 30, 2023 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of September 30, 2023	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of September 30, 2023	Weighted average remaining contractual life (years) (1)
RSUs only	3,846,476	-	-	-
$5.37	12,425	5.49	12,425	5.49
$20.42 - $33.75	12,943	4.6	12,943	4.6
$37.14 - $38.75	8,090	0.23	8,090	0.23
$50 - $52.50	6,731	3.72	6,731	3.72
$182.5 - $524	2,575	2.1	2,575	2.1
	3,889,240	3.74	42,764	3.74

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

b.	Share-based awards to non-employee consultants:

As of September 30, 2023, there are no outstanding options or RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Treasury shares:

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

As of September 30, 2023, pursuant to the Company’s share repurchase program, the Company had repurchased a total of 4,022,607 of its outstanding ordinary shares at a total cost of $3.5 million.

d.	Warrants to purchase ordinary shares: The following table summarizes information about warrants outstanding and exercisable that were classified as equity as of September 30, 2023:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.500	4,771	See footnote (1)
December 28, 2016 (2)	1,908	$7.500	1,908	See footnote (1)
November 20, 2018 (3)	126,839	$7.500	126,839	November 20, 2023
November 20, 2018 (4)	106,680	$9.375	106,680	November 15, 2023
February 25, 2019 (5)	45,600	$7.187	45,600	February 21, 2024
April 5, 2019 (6)	408,457	$5.140	408,457	October 7, 2024
April 5, 2019 (7)	49,015	$6.503	49,015	April 3, 2024
June 5, 2019, and June 6, 2019 (8)	1,464,665	$7.500	1,464,665	June 5, 2024
June 5, 2019 (9)	87,880	$9.375	87,880	June 5, 2024
June 12, 2019 (10)	416,667	$6.000	416,667	December 12, 2024
June 10, 2019 (11)	50,000	$7.500	50,000	June 10, 2024
February 10, 2020 (12)	28,400	$1.250	28,400	February 10, 2025
February 10, 2020 (13)	105,840	$1.563	105,840	February 10, 2025
July 6, 2020 (14)	448,698	$1.760	448,698	January 2, 2026
July 6, 2020 (15)	296,297	$2.278	296,297	January 2, 2026
December 8, 2020 (16)	586,760	$1.340	586,760	June 8, 2026
December 8, 2020 (17)	108,806	$1.792	108,806	June 8, 2026
February 26, 2021 (18)	5,460,751	$3.600	5,460,751	August 26, 2026
February 26, 2021 (19)	655,290	$4.578	655,290	August 26, 2026
September 29, 2021 (20)	8,006,759	$2.000	8,006,759	March 29, 2027
September 29, 2021 (21)	960,811	$2.544	960,811	September 27, 2026
	19,420,894		19,420,894

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $7.500 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of September 30, 2023.

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

(12)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020. As of September 30, 2023, 3,740,100 warrants were exercised for total consideration of $4,675,125. During the three and nine months that ended September 30, 2023, no warrants were exercised.

(13)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering. As of September 30, 2023, 230,160 warrants were exercised for total consideration of $359,625. During the three and nine months that ended September 30, 2023, no warrants were exercised.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(14)
Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in July 2020. As of September, 30, 2023, 2,020,441 warrants were exercised for total consideration of $3,556,976. During the three and nine months that ended September 30, 2023, no warrants were exercised.

(15)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s July 2020 registered direct offering.

(16)
Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in December 2020. As of September 30, 2023, 3,598,072 warrants were exercised for total consideration of $4,821,416. During the three and nine months that ended September 30, 2023, no warrants were exercised.

(17)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of September 30, 2023, 225,981 warrants were exercised for total consideration of $405,003. During the three and nine months that ended September 30, 2023, no warrants were exercised.

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
Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cost of revenues	$5	$10
Research and development, net	112	60
Sales and marketing	270	167
General and administrative	568	409
Total	$955	$646

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10:  FINANCIAL (EXPENSES) INCOME, NET

The components of financial (expenses) income, net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency transactions and other	$17	$(1)	$39	$(50)
Interest income	394	-	1,024	-
Bank commissions	-	-	(16)	(19)
	$411	$(1)	$1,047	$(69)

NOTE 11: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues based on customer’s location:
United States	$2,497	$395	$4,298	$1,193
Europe	1,466	488	2,201	2,023
Asia-Pacific	94	2	123	113
Rest of the world	346	1	348	3
Total revenues	$4,403	$886	$6,970	$3,332

	September 30,	December 31,
	2023	2022
Long-lived assets by geographic region (*):
Israel	$552	$757
United States	2,438	231
Germany	134	44
	$3,124	$1,032

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Nine Months Ended September 30,
	2023	2022
Major customer data as a percentage of total revenues:
Customer A	15.9%	21.8%

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

Overview

We are a medical device company that is designing, developing, and commercializing innovative technologies that enable mobility and wellness in rehabilitation and daily life for individuals with neurological conditions. Our initial product offerings were the SCI Products. These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury the ability to stand and walk again during everyday activities at home or in the community. In March 2023, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the ReWalk Personal 6.0 with stair and curb functionality which adds usage on stairs and curbs to the indication for use for the device in the U.S. The clearance permits U.S. customers to participate in more walking activities in real-world environments in their daily lives where stairs or curbs may have previously limited them when using the exoskeleton for its intended, FDA indicated uses. This feature has been available in Europe since initial CE Clearance, and real-world data from a cohort of 47 European users throughout a period of over seven years and consisting of over 18,000 stair steps was collected to demonstrate the safety and efficacy of this feature and support the FDA submission.

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

On August 11,2023, the Company made its first acquisition to supplement its internal growth when it acquired AlterG, a leading provider of anti-gravity system for use in physical and neurological rehabilitation. The Company paid cash purchase of approximately $19 million at closing and additional cash earnouts (in an anticipated amount of approximately $4 million in the aggregate) may be paid based upon a percentage of AlterG’s year-over-year revenue growth over the two years following the closing. The AlterG anti-gravity systems use patented, NASA-derived DAP technology to reduce the effects of gravity and allow people to rehabilitate with finely calibrated support and reduced pain. AlterG anti-gravity systems are utilized in over 4,000 facilities globally in more than 40 countries. We will continue to evaluate other products for distribution or acquisition that can broaden our product offerings further to help individuals with neurological injury and disability.

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

Our principal markets are primary in the United States and Europe with some lesser sales to Asia, the Middle East and South America. The Company sells its products directly primarily in the United States, through a combination (depending on the product line) of direct sales and distributors in Germany, Canada, and Australia, and primarily through distributors in other markets. In its direct markets, the Company has established relationships with clinics and rehabilitation centers, professional and college sports teams, and individuals and organizations in the spinal cord injury community, and its indirect markets, the Company’s distributors maintain these relationships. We have offices in Marlborough, Massachusetts, Berlin, Germany, Yokneam, Israel and Fremont, California from where we operate our business.

We have in the past generated and expect to generate in the future revenue from a combination of clinics and rehabilitation centers, third-party payors (including private commercial and government payors) and self-pay individuals. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for exoskeleton technologies such as the ReWalk Personal Exoskeleton, we are pursuing various paths for coverage and reimbursement and support fundraising efforts by institutions and clinics, such as the VA policy that was issued in December 2015 for the evaluation, training, and procurement of ReWalk Personal exoskeleton systems for all qualifying veterans suffering from SCI across the United States.

We have also been pursuing updates with the Centers for Medicare and Medicaid Services (“CMS”), to clarify the Medicare coverage category (i.e., benefit category) applicable for personal exoskeletons. In 2022, the National Spinal Cord Injury Statistical Center (“NSCISC”) reported that Medicare and Medicaid are the primary payors for approximately 56.6% of the spinal cord injury population which are at least five years post their injury date, with Medicare representing a majority of this percentage. In July 2020, following a successful submission and hearing process, a Healthcare Common Procedure Coding System (“HCPCS”) code K1007 was issued (effective October 1, 2020) for lower-limb exoskeletons, including the ReWalk Personal Exoskeleton, and which may be used for purposes of claim submission to Medicare, Medicaid, and other payors.

On November 1, 2023, CMS released the Calendar Year 2024 Home Health Prospective Payment System Final Rule, CMS-1780-F (“Final Rule”), which was adopted through the notice and comment rulemaking process. The Final Rule includes a policy confirming that personal exoskeletons will be included in the Medicare brace benefit category. The Final Rule will go into effect beginning on January 1, 2024. Medicare personal exoskeleton claims with dates of service on or after January 1, 2024 that are billed using HCPCS code K1007 will be assigned to the brace benefit category. CMS reimburses items classified under the brace benefit category using a lump sum payment methodology.

On November 3, 2023, CMS included the “ReWalk Personal Prosthetic Exoskeleton System” in the agenda for the upcoming HCPCS public meeting scheduled to occur on November 29, 2023, and provided a preliminary payment determination of $94,617 for HCPCS code K1007. The preliminary payment determination was made by CMS by applying a “gap filling” process, which was used in light of CMS determining that the code describing the technology has no fee schedule pricing history and that lower extremity exoskeletons incorporate “revolutionary features” that cannot be described by or considered comparable to any other existing code or combination of codes. As part of gap-filling, CMS utilizes verifiable supplier or commercial pricing information and adjusts this pricing information according to a deflation and update factor methodology. In applying this formula to the K1007 code describing the ReWalk Personal Exoskeleton, CMS says that it relied on information about average prices from 2020 market transactions for which CMS had data.

In the agenda describing the preliminary payment determination, CMS notes that it would welcome information on updated verifiable market transactions from ReWalk, as well as any other makers of similar bilateral, lower limb exoskeletons, to “ensure that the Medicare payment amount for this code accurately reflects the full market of devices that would be classified in this code.” ReWalk will participate in the upcoming HCPCS meeting process on November 29, 2023 to provide additional information to help ensure that the final payment determination accurately reflects current pricing information related to the market of lower-limb exoskeleton devices, including the current ReWalk Personal Exoskeleton, which received FDA clearance in March 2023 and achieved Breakthrough Device Designation by the FDA for being the only commercially available exoskeleton that includes advanced technology to enable paralyzed individuals to navigate real-world environments with stairs and curbs. A final Medicare payment determination is expected from CMS in early 2024 with an April 1, 2024, effective date.

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

 Third Quarter 2023 and Subsequent Period Business Highlights

•
Closing of ReWalk’s acquisition of AlterG, Inc. (“AlterG”), which adds significant scale to the annual revenue base of ReWalk and AlterG’s innovative Anti-Gravity technology to the Company’s portfolio of rehabilitation solutions that facilitate mobility and wellness in rehabilitation and daily life.

•	Active pace of Medicare claim submission activity during Q3’23, better positioning ReWalk for reimbursement eligibility of exoskeletons by Medicare once payments are underway;
•	Significant progress advancing the 510(k) premarket notification for the next-generation ReWalk 7 toward submission by the end of 2023;
•
Subsequent to the end of Q3’23, CMS finalized the 2024 Home Health Rule which establishes the inclusion of exoskeletons in the Medicare brace benefit category, reimbursed by Medicare on a lump-sum basis, and subsequently proposed the preliminary reimbursement level for the ReWalk Personal Exoskeleton.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and September 30, 2022

Our operating results for the three and nine months ended September 30, 2023, as compared to the same period in 2022, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$4,403	$886	$6,970	$3,332
Cost of revenues	3,540	665	4,960	2,100

Gross profit	863	221	2,010	1,232

Operating expenses:
Research and development, net	1,262	1,065	2,830	2,928
Sales and marketing	4,088	2,588	9,076	7,119
General and administrative	3,455	2,001	7,579	5,282

Total operating expenses	8,805	5,654	19,485	15,329

Operating loss	(7,942)	(5,433)	(17,475)	(14,097)
Financial (expenses) income, net	411	(1)	1,047	(69)

Loss before income taxes	(7,531)	(5,434)	(16,428)	(14,166)
Taxes on income	—	26	66	90

Net loss	$(7,531)	$(5,460)	$(16,494)	$(14,256)

Net loss per ordinary share, basic and diluted	$(0.13)	$(0.09)	$(0.28)	$(0.23)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	59,798,413	62,793,847	59,509,781	62,611,580

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

Revenues

Our revenues for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2023	2022	2023	2022
Revenues	$4,403	$886	$6,970	$3,332

Revenues consist of SCI Products, AlterG anti-gravity systems, ReStore and Distributed Products.

Revenues increased by $3.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to the revenue contribution of AlterG following acquisition which was $2.9 million, combined with a higher sales volume of ReWalk Personal and MyoCycle units sold in the United States.

Revenues increased by $3.6 million for the nine months ended September 30, 2023 mainly due to the revenue contribution of AlterG following acquisition which was $2.9 million, combined with higher sales volume of ReWalk Personal and MyoCycle devices in the United States.

In the future, we expect our growth to be driven by sales of our ReWalk Personal device through expansion of coverage and reimbursement by commercial and government third-party payors, as well as sales of AlterG anti-gravity systems, Distributed Products, and the ReStore device to rehabilitation clinics and personal users.

Gross Profit

Our gross profit for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2023	2022	2023	2022
Gross profit	$863	$221	$2,010	$1,232

Gross profit was 19.6% of revenue for the three months ended September 30, 2023 compared to 24.9% for the three months ended September 30, 2022. Gross profit was 28.8% of revenue for the nine months ended September 30, 2023, compared to 37.0% for the nine months ended September 30, 2022. The decrease in gross profit as a percentage of revenue for the three months and nine months ended September 30, 2023 was driven by the impact of amortization of intangible assets and purchase accounting inventory basis from the acquisition of AlterG. Cost of revenue in the three and nine months ended September 30, 2023 included $0.6 million for purchase accounting impact on inventory and $0.5 million for amortization of intangible assets. Excluding the impact of the amortization of intangible assets and purchase accounting impact on inventory, gross profit as a percentage of revenue was 45.2% and 44.9% for the three and nine months ended September 30, 2023, respectively, up 20.2 and 7.9 percentage points from the three and nine months ended September 30, 2022, respectively. This increase in both periods was a result of a higher volume of units sold and an increase in our average selling price due to a change in sales mix for both the three- and nine-month periods.

We expect gross profit and gross margin will increase in the future as we increase our revenue volumes and realize operating efficiencies associated with greater scale which will reduce the cost of revenue as a percentage of revenue. Additionally, the acquired AlterG business has historically experienced higher margins as compared to the ReWalk business before the transaction. We believe including the AlterG anti-gravity systems in our mix of products sold will help drive higher gross margin in future quarters. Improvements may be partially offset by the lower margins we currently expect from Restore and our Distributed Products as well as due to an increase in manufacturing costs.

Research and Development Expenses, net

Our research and development expenses, net, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development expenses, net	$1,262	$1,065	$2,830	$2,928

Research and development expenses, increased by $197 thousand, or 18.5%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and decreased by $98 thousand, or 3.4%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. AlterG contributed $323 thousand of research and development spending to both the three and nine months ended September 30, 2023. Excluding the impact of the acquisition of AlterG, research and development declined by $127 thousand, or 11.8%, and $422 thousand or 14.4%, for the three and nine months ended September 30, 2023, respectively. The decrease for the three and nine months ended September 30, 2023 is attributable to the gradual reduction of spend on the ReWalk 7 development project as it approaches conclusion.

We intend to focus our research and development expenses mainly on our current product support, as well as to advance the FDA submission for clearance of the ReWalk 7 next generation exoskeleton model. Additionally, AlterG has several ongoing product development programs, including a program to develop a new entry level model of AlterG anti-gravity system aimed to improve the affordability to price-conscious customers of an AlterG anti-gravity system.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Sales and marketing expenses	$4,088	$2,588	$9,076	$7,119

Sales and marketing expenses increased by $1.5 million, or 58.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and $2.0 million, or 27.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Sales and marketing expenses for the three and nine months ended September 30, 2023 included $215 thousand of amortization of intangible assets from the acquisition of AlterG. AlterG contributed $674 thousand of sales and marketing expenses to both the three and nine months ended September 30, 2023. Excluding the impact of the acquisition of AlterG, sales and marketing expenses increased $611 thousand, or 23.6%, and $1.1 million, or 15.0%, for the three and nine months ended September 30, 2023, respectively. The increase was primarily driven by higher consulting expenses related to the CMS reimbursement process and greater promotional and tradeshow activity.

In the near term, our sales and marketing expenses are expected to be driven by our efforts to expand the reimbursement coverage of our ReWalk Personal device, to integrate and unify the combined sales and marketing resources of the ReWalk and AlterG organizations, and to support our current commercial activities.

General and Administrative Expenses

Our general and administrative expenses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
General and administrative expenses	$3,455	$2,001	$7,579	$5,282

General and administrative expenses increased by $1.4 million, or 72.6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and $2.3 million, or 43.5% for the nine months ended September 30, 2023 compared to the nine months ended September, 2022. General and administrative expenses for the three and nine months ended September 30, 2023 included $1.3 million and $2.3 million M&A-related expenses, respectively. And $37 thousand amortization of intangible assets from the acquisition of AlterG. AlterG contributed $178 thousand of general and administrative expenses to both the three and nine months ended September 30, 2023. Excluding the impact of the acquisition of AlterG, general and administrative expenses decreased $75 thousand, or 6.5%, and $218 thousand, or 4.1%, for the three and nine months ended September 30, 2023, respectively. The decrease was primarily driven by lower professional services expenses related to the proxy process.

Financial Expenses (Income), Net

Our financial expenses (income), net, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Financial (expenses) income, net	$411	$(1)	$1,047	$(69)

Financial income, net, increased by $412 thousand for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and increased by $1.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to a change in cash management practices to move cash balances to accounts that pay a higher interest rate and yield greater interest income, as well as exchange rate fluctuations.

Income Taxes

Our income tax for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Taxes on income	$—	$26	$66	$90

Income taxes decreased by $26 thousand, or 100%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and decreased by $24 thousand for the nine months ended in September 30, 2023, or 26.7% compared to the nine months ended September 2022, was mainly due to deferred taxes and timing differences in our subsidiaries.

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

During the nine months ended September 30, 2023, we incurred a consolidated net loss of $16.5 million and have an accumulated deficit in the total amount of $230.2 million. Our cash and cash equivalents as of September 30, 2023, totaled $32.6 million and our negative operating cash flow for the nine months ended September 30, 2023, was $16.2 million. We have sufficient funds to support our operations for more than 12 months following the issuance date of our condensed consolidated unaudited financial statements for the nine months ended September 30, 2023.

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

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities for our ReWalk Personal device and AlterG anti-gravity system, broadening third-party payor and CMS coverage for our ReWalk Personal device and commercializing our new product lines added through distribution agreements; (ii) development of future generation designs for our spinal cord injury device, new AlterG products utilizing DAP technology, and our lightweight exo-suit technology for potential home personal health utilization for multiple indications; (iii) routine product updates; (iv) potential acquisitions of businesses, such as our recent acquisitions of AlterG, for a purchase price of approximately $19.0 million in cash, plus two potential earnout payments based on AlterG’s revenue growth during the two consecutive trailing twelve-month periods following Closing (see Note 10 to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements”); and (v) general corporate purposes, including working capital needs. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, the attractiveness of potential acquisition candidates, and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities or arrange for bank debt financing. There can be no assurance that we will be able to raise such funds at all or on acceptable terms.

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

On December 19, 2022, our board of directors approved the extension of our share repurchase program, with such extension to be in the aggregate amount of up to $5.8 million. The extension was approved by an Israeli court on February 9, 2023 for a six-month period which expired on August 9, 2023.

Under the program, share repurchases were made from time to time using a variety of methods, in accordance with all applicable securities laws and regulations, including restrictions relating to volume, price and timing under applicable law, including Rule 10b-18 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 30, 2023, we had repurchased approximately 4.0 million of our ordinary shares for an aggregate purchase price of approximately $3.5 million under the repurchase program. The repurchase program, as extended, expired on August 9, 2023. No repurchases of ordinary shares were made by us subsequent to June 30, 2023.

Cash Flows for the Nine Months Ended September 30, 2023 and September 30, 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(16,183)	$(13,978)
Net cash used in investing activities	(18,070)	(25)
Net cash provided by financing activities	(992)	(183)
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(24)	(182)
Net cash flow	$(35,269)	$(14,368)

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $2.2 million or 15.8% primarily due to higher consulting and professional services fees primarily associated with the acquisition of AlterG and the CMS reimbursement process, as well as increased inventory purchases.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $18.0 million due to the acquisition of AlterG.

Net Cash Provided by Financing Activities

Net cash used in financing activities was $809 thousand for the nine months ended September 30, 2023 compared to $183 thousand for the nine months ended September 30, 2022. The increase is due to the repurchase of our ordinary shares under our repurchase program, which expired on August 9, 2023.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of September 30, 2023.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$2,196	$2,196	$—
Collaboration Agreement and License Agreement obligations (2)	56	56	—
Operating lease obligations (3)	2,282	1,308	974
Earnout liability	3,647	1,906	1,741
Total	$8,181	$5,466	$2,715

(1)
We depend on one contract manufacturer, Sanmina Corporation, for both the ReStore products and the SCI Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements.

(2)
Under the Collaboration Agreement, we were required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. All product development milestones contemplated by the License Agreement have been met as of September 30, 2023; however, there are still outstanding commercialization milestones under the License Agreement that depend on us reaching certain sales amounts, some or all of which may not occur. Our Collaboration Agreement with Harvard was concluded on March 31, 2022.

(3)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.

(4)	Earnout payments based on AlterG’s revenue growth during the two consecutive trailing twelve-month periods following Closing of the transaction.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.82: $1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00: $1.06, both of which were the applicable exchange rates as of September 30, 2023.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the third quarter of 2023. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2022 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2022 Form 10-K, except as described in Note 5 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

Except as set forth below, and as disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, there have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2022 Form 10-K:

Risks Related to Our Business and Our Industry

We may fail to realize the benefits expected from our acquisition of AlterG, which could adversely affect the price of our ordinary shares.

As previously disclosed, on August 11, 2023, we acquired AGI and AGI became an indirect and wholly owned subsidiary of the Company.

The anticipated benefits from our acquisition of AGI are based on projections and assumptions about the combined businesses of ReWalk and AGI, which may not materialize as expected or which may prove to be inaccurate. The value of our ordinary shares could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all. Achieving the benefits of the acquisition will depend, in part, on our ability to integrate the business, operations and products of AGI successfully and efficiently with ReWalk’s business. The process of integrating the operations of ReWalk and AGI could encounter unexpected costs and delays, which include: the loss of key personnel; the loss of key customers; the loss of key suppliers; inability to properly identify, acquire or obtained required regulatory approvals; and unanticipated issues in integrating sales, marketing and administrative functions. In addition, the acquired AGI business, products and technologies may not achieve anticipated revenues and income growth.

Further, the integration of AGI may involve a number of additional risks, including diversion of management’s attention away from the ReWalk business, which could adversely affect our results of operations. In addition, our failure to identify or accurately assess the magnitude of certain liabilities we assumed in the acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. If we do not realize the expected benefits or synergies of the acquisition, such as revenue gains or cost reductions, there could be a material adverse effect on our business, results of operations, and financial condition.

We face economic and political risks associated with doing business in Taiwan, particularly due to the geopolitical tension between Taiwan and China that could negatively affect our business and hence the value of your investment.

Currently, we rely on third party supplies in Taiwan for a portion of the components we use in our products. Accordingly, our business, financial condition and results of operations and the market price of our securities may be affected by changes in governmental policies, taxation, growth rate, inflation rate or interest rates and by social instability and diplomatic and social developments in or affecting Taiwan. In particular, the unique political status of Taiwan and its internal political movement cause sustained tension between China and Taiwan. Past developments related to the interactions between China and Taiwan, especially in relation to trade activities such as bans on exports of goods from time to time, have on occasions depressed the transactions and business operations of certain Taiwanese companies and overall economic environment. We cannot predict whether there will be escalation of the tensions between China and Taiwan which would lead to new bans or tariffs on exports or even conflict. Any conflict which threatens the military, political or economic stability in Taiwan could have a material adverse effect on our current or future business and financial conditions and results of operations.

We do not satisfy all listing requirements for the Nasdaq Capital Market. We can provide no assurance that we will be able to comply with the continued listing requirements over time and that our common stock will continue to be listed on the Nasdaq Capital Market.

As previously disclosed, on October 10, 2022, we received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company did not satisfy the requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a) (“Rule 5550(a)”) to maintain a minimum bid price of $1 per share for the 30 consecutive business days prior to such date. On April 11, 2023, we received a second notification letter from Nasdaq indicating that we had been provided with an additional period of 180 calendar days, or until October 9, 2023, to regain compliance with Rule 5550(a)(2). The bid price of our ordinary shares did not close at $1.00 per share or more for a minimum of 10 consecutive business days prior to October 9, 2023 and on October 6, 2023 we were notified by Nasdaq that, based upon the Company’s non-compliance Rule 5550(a), as of October 5, 2023, our securities were subject to delisting unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We participated in a hearing with the Panel, which granted us an extension until January 31, 2024 to regain compliance with Rule 5550(a), including by implementing a reverse stock split should such action be necessary to regain compliance.

If we are not successful in regaining compliance with Rule 5550(a) during such extension period, our ordinary shares will be removed from trading on the Nasdaq Capital Market. Any delisting determination could seriously decrease or eliminate the value of an investment in our ordinary shares and other securities linked to our ordinary shares. While an alternative listing on an over-the-counter exchange could maintain some degree of a market in our ordinary shares, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our ordinary shares; reduced liquidity with respect to our ordinary shares; a determination that our ordinary shares are “penny stock” under SEC rules, subjecting brokers trading our ordinary shares to more stringent rules on disclosure and the class of investors to which the broker may sell the ordinary shares; limited news and analyst coverage, in part due to the “penny stock” rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large shareholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our ordinary shares. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

Risks Related to Our Incorporation and Location in Israel

Conditions in Israel, including Israel’s war against Hamas and other terrorist organizations in the Gaza Strip and a potential escalation of the conflict on Israel’s northern border, may materially and adversely affect our business and results of operations.

In early October 2023, Hamas terrorists based in the Gaza Strip attacked cities and villages inside Israel, murdering approximately 1,400 Israelis, wounding thousands and abducting more than 200. The attack was accompanied by numerous rocket attacks on central and southern Israel. These rocket attacks continue through the date of this filing. Israel called up substantial numbers of reservists and responded with extensive aerial attacks and a broad ground attack on terrorist targets in Gaza. In parallel, the Hezbollah terrorist group fired rockets and initiated other attacks on Israel’s northern border with Lebanon and Syria, and Israel has responded with aerial attacks against targets in Lebanon and Syria. Terrorist groups have also attacked U.S. military targets in the Middle East. These clashes have recently intensified and may escalate into a greater regional conflict.

Although we continue to monitor the situation closely, to date our operations in Israel – consisting primarily to the legacy ReWalk business and some finance functions – have continued without material interruption. In 2022, sales to customers in Israel accounted for less than 1% of our total revenues, and as of the date of this filing, approximately 80% of our employees are located outside of Israel. With the acquisition of AGI in August 2023 and the anticipated shift in our sources of revenue in connection therewith, our Israel operations have become a less significant portion of our consolidated ReWalk operations.

Our Israeli facilities are based in northern Israel, in an area that to date has seen minor disruptions from rocket attacks. None of our Israeli employees have been mobilized for emergency military service. We cannot predict whether there will be further mobilization of reservists and any further mobilization could further impact our employees, including employees who serve in critical roles in our company, which could adversely affect our ability to operate and our results of operations.

Sanmina Corporation, a well-established contract manufacturer with expertise in the medical device industry, manufactures all of our legacy ReWalk products at its facility in northern Israel. There has been no disruption to date to Sanmina’s business. If this facility were to be damaged or destroyed, or if Sanmina were otherwise unable to operate this facility, this could affect the supply of our legacy ReWalk products, and our business and our operating results would be negatively affected.

This is a rapidly changing situation, and we cannot predict how events will develop over the coming weeks and months. There can be no assurance that a significant expansion or worsening of the war will not have a material adverse effect on our ongoing development efforts, our business and our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

No ordinary shares were repurchased under our share repurchase program during the three months ended September 30, 2023.

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

10.1	Employment Agreement, dated August 11, 2023, by and between Rewalk Robotics, Inc. and Charles Remsberg**
10.2	Form of Restricted Share Unit Award Agreement (Inducement Awards) for non-Israeli employees and executives.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.
__________________________

*	Furnished herewith.
**	Filed herewith
^	Portions of this exhibit (indicated by asterisks) have been omitted under rules of the SEC permitting the confidential treatment of select information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: November 14, 2023	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Michael Lawless
Michael Lawless
Chief Financial Officer
(Principal Financial Officer)