Form 10-K
period 2023-12-31
ReWalk Robotics Ltd.
filed 2024-02-27
CIK 1607962

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-36612

ReWalk Robotics Ltd.
(Exact name of registrant as specified in charter)

Israel	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3 Hatnufa Street, Floor 6, Yokneam Illit, Israel	2069203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972.4.959.0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value NIS 0.25 per share	LFWD	Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☒	Smaller reporting company ☒
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

Yes ☐ No ☒

The aggregate market value of the Ordinary Shares held by non-affiliates of the Registrant based upon the closing price of the Ordinary Shares as reported by The Nasdaq Capital Market on June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $35,050,478.

As of February 27, 2024, the Registrant had outstanding 59,480,132 Ordinary Shares, par value NIS 0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2024 Annual Meeting of Shareholders, which is to be filed within 120 days after the end of our 2023 fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

REWALK ROBOTICS LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023
TABLE OF CONTENTS

i

Definitions and Introduction

Our legal name is ReWalk Robotics Ltd. As of January 29, 2024, we began doing business as “Lifeward”. We are a company limited by shares organized under the laws of the State of Israel and were founded in 2001. In September 2014, we listed our shares on The Nasdaq Global Market, and in May 2017, we transferred our listing to The Nasdaq Capital Market. We have irrevocably appointed Lifeward, Inc. (formerly ReWalk Robotics, Inc.) as our agent to receive service of process in any action against us in any United States federal or state court. The address of Lifeward, Inc. is 200 Donald Lynch Blvd., Marlborough, Massachusetts 01752. As used herein, and unless the context clearly indicates otherwise, the terms “ReWalk”, “Lifeward”, the “Company”, “we”, “us”, “our” or “ours” refer to ReWalk Robotics Ltd. DBA Lifeward and its subsidiaries.

Special Note Regarding Forward-Looking Statements and Risk Factors Summary

This annual report on Form 10-K (“annual report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words such as “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in the sections of this annual report titled “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors,” “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report. The statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements.

These factors include those listed in “Part I. Item 1A. Risk Factors,” including those factors summarized below.

•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;
•	our ability to maintain and grow our reputation and the market acceptance of our products;
•	our ability to achieve reimbursement from third-party payors or advance Centers for Medicare & Medicaid Services (“CMS”) coverage for our products;
•
our ability to regain and maintain compliance with the continued requirements of The Nasdaq Capital Market and the risk that our ordinary shares will be delisted if we fail to regain and maintain compliance with such requirements;

•	our ability to successfully integrate the operations of AlterG, Inc. into our organization, and realize the anticipated benefits therefrom;
•	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;
•	our ability to leverage our sales, marketing and training infrastructure;
•	our ability to grow our business through acquisitions of businesses, products or technologies, and the failure to manage acquisitions, or the failure to integrate them with our existing business;
•	our expectations as to our clinical research program and clinical results;
•	our ability to obtain certain components of our products from third-party suppliers and our continued access to our product manufacturers;
•	our ability to improve our products and develop new products;
•
our compliance with medical device reporting regulations to report adverse events involving our products, which could result in voluntary corrective actions or enforcement actions such as mandatory recalls, and the potential impact of such adverse events on our ability to market and sell our products;

•	our ability to gain and maintain regulatory approvals and to comply with any post-marketing requests;
•	the risk of a cybersecurity attack or incident relating to our information technology systems significantly disrupting our business operations;
•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

ii

•	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;
•	our ability to use effectively the proceeds of our offerings of securities;
•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company;
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

Where You Can Find Other Information

Our principal executive offices are located at 3 Hatnufa Street, Floor 6, Yokneam Illit 2069203, Israel, and our telephone number is +972 (4) 959-0123. Our website is golifeward.com. Information contained, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein. We have included our website address in this annual report solely for informational purposes. Information that we furnish or file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed or furnished with the SEC. The SEC also maintains a website at www.SEC.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available on this website.

iii

PART I

ITEM 1. BUSINESS

Overview

We are a medical device company that designs, develops, and commercializes life-changing solutions that span the continuum of care in physical rehabilitation and recovery, delivering proven functional and health benefits in clinical settings as well as in the home and community.  Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”).  These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement.  These SCI Products allow individuals with spinal cord injury (“SCI”) the ability to stand and walk again during everyday activities at home or in the community. In March 2023, we received clearance of our premarket notification (“510(k)”) from the U.S. Food and Drug Administration (“FDA”) for the ReWalk Personal Exoskeleton with stair and curb functionality, which adds usage on stairs and curbs to the indication for use for the device in the United States (U.S.). The clearance permits U.S. customers to participate in more walking activities in real-world environments in their daily lives where stairs or curbs may have previously limited them when using the exoskeleton for its intended, FDA-indicated uses. This feature has been available in Europe since initial CE Clearance, and real-world data from a cohort of 47 European users throughout a period of over seven years consisting of over 18,000 stair steps was collected to demonstrate the safety and efficacy of this feature and support the FDA submission.

We have sought to expand our product offerings beyond the SCI Products through internal development and distribution agreements and acquisitions.  We have developed our ReStore Exo-Suit device, which we began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. During the second quarter of 2020, we finalized and moved to implement two separate agreements to distribute additional product lines in the United States. We are the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to US veterans through the Veterans Health Administration (“VHA”) hospitals. In the second quarter of 2020, we also became the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States; however, due to unsatisfactory sales performance of the MediTouch product lines, we terminated this agreement as of January 31, 2023. We refer to the MediTouch and MyoCycle devices as our “Distributed Products.”

On August 11, 2023, we made our first acquisition to supplement our internal growth when we acquired AlterG, Inc. (“AlterG”), a leading provider of Anti-Gravity systems for use in physical and neurological rehabilitation. Our AlterG Anti-Gravity systems use patented, National Aeronautics and Space Administration (“NASA”) derived differential air pressure (“DAP”) technology to reduce the effects of gravity and allow patients to rehabilitate with finely calibrated support and reduced pain. AlterG Anti-Gravity systems are utilized in over 4,000 facilities globally in more than 40 countries. We will continue to evaluate other products for distribution or acquisition that can broaden our product offerings further to help individuals with neurological injury and disability.

We are in the research stage of ReBoot, a personal soft exo-suit for home and community use by individuals post-stroke, and we are currently evaluating the reimbursement landscape and the potential clinical impact of this device. This product would be a complementary product to ReStore as it provides active assistance to the ankle during plantar flexion and dorsiflexion for gait and mobility improvement in the home environment, and it received Breakthrough Device Designation from the FDA in November 2021.  Further investment in the development path of the ReBoot was paused in 2023 pending determination regarding the clinical and commercial opportunity of this device.

Our principal markets are primarily in the United States and Europe with some lesser sales in Asia, the Middle East and South America. We sell our products primarily directly in the United States, through a combination of direct sales and distributors (depending on the product line) in Germany, Canada, and Australia, and primarily through distributors in other markets. In markets where we sell direct to consumers, we have established relationships with clinics and rehabilitation centers, professional and college sports teams, and individuals and organizations in the SCI community, and in markets where we do not sell direct to consumers, our distributors maintain these relationships. We have primary offices in Marlborough, Massachusetts, Fremont, California, Berlin, Germany and Yokneam, Israel, from where we operate our business.

We have in the past generated and expect to generate in the future revenue from a combination of clinics and rehabilitation centers, commercial distributors, third-party payors (including private and government payors), professional and college sports teams, and self-pay individuals. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for exoskeleton technologies such as the ReWalk Personal Exoskeleton, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics, such as the VHA policy that was issued in December 2015 for the evaluation, training, and procurement of ReWalk Personal Exoskeleton systems for all qualifying veterans living with SCI across the United States.

We have also pursued updates with the CMS to clarify the Medicare coverage category (i.e., benefit category) applicable for personal exoskeletons. In 2022, the National Spinal Cord Injury Statistical Center (“NSCISC”) reported that CMS is the primary payor for approximately 57% of the SCI population which are at least five years post their injury date, with Medicare representing a majority of this percentage. In July 2020, following a successful submission and hearing process, a code was issued for ReWalk Personal Exoskeleton, which may be used for purposes of claim submission to Medicare, Medicaid, and other payors.

On November 1, 2023, CMS released the Calendar Year 2024 Home Health Prospective Payment System Final Rule, CMS-1780-F (“Final Rule”), which was adopted through the notice and comment rulemaking process. The Final Rule includes a policy confirming that personal exoskeletons are included in the Medicare brace benefit category, as of January 1, 2024. Medicare personal exoskeleton claims with dates of service on or after January 1, 2024 that are billed using HCPCS code K1007 are assigned to the brace benefit category. CMS reimburses items classified under the brace benefit category using a lump sum payment methodology.

On November 29, 2023, CMS included the “ReWalk Personal Prosthetic Exoskeleton System” in the HCPCS public meeting where it solicited feedback on a preliminary payment determination of $94,617 for HCPCS code K1007. The preliminary payment determination was made by CMS by applying a “gap filling” process, which was used in light of CMS determining that the code describing the technology has no fee schedule pricing history and that lower extremity exoskeletons incorporate “revolutionary features” that cannot be described by or considered comparable to any other existing code or combination of codes. As part of gap-filling, CMS utilizes verifiable supplier or commercial pricing information and adjusts this pricing information according to a deflation and update factor methodology. In applying this formula to the K1007 code describing the ReWalk Personal Exoskeleton, CMS says that it relied on information about average prices from 2020 market transactions for which CMS had data.

CMS solicited information on updated verifiable market transactions from ReWalk, as well as any other makers of similar bilateral, lower limb exoskeletons, to “ensure that the Medicare payment amount for this code accurately reflects the full market of devices that would be classified in this code.” We participated in the HCPCS meeting process on November 29, 2023 to provide additional information to help ensure that the final payment determination accurately reflects current pricing information related to the market of lower-limb exoskeleton devices, including the current ReWalk Personal Exoskeleton. A final Medicare payment determination is expected from CMS in first quarter of 2024 with an April 1, 2024, effective date.

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

ReWalk Personal Exoskeleton and ReWalk Rehabilitation Exoskeleton

Development of our SCI Products took over a decade and was spurred by the experiences of our founder, Dr. Amit Goffer, who became a quadriplegic due to an accident. Current ReWalk designs are intended for people with paraplegia, an SCI resulting in complete or incomplete paralysis of the legs, who have the use of their upper bodies and arms. We currently offer two products in this category: the ReWalk Personal Exoskeleton and the ReWalk Rehabilitation Exoskeleton. The ReWalk Rehabilitation Exoskeleton is substantially similar to the ReWalk Personal Exoskeleton system except that it is sold with multiple sizes of our adjustable parts to allow different users the ability to train within a clinic.

The ReWalk Personal Exoskeleton is a novel product that seeks to fundamentally change the health and life experiences of users. Designed for daily use, the device is battery-powered and consists of a wearable exoskeleton with integrated motors at the joints, an array of sensors and a computer-based control system to power knee and hip movement. The user controls the device movement using a combination of user inputs on the wrist-worn controller, as well as through subtle weight shifts of the upper body. Because the exoskeleton supports its own weight and facilitates the user’s gait, users do not expend unnecessary energy while walking. The ReWalk Personal Exoskeleton also allows users to sit, stand and climb and descend stairs and curbs. In March 2023, the FDA cleared the ReWalk Personal Exoskeleton for use on stairs and curbs, allowing users to participate in walking activities in more real-world environments in their daily lives and experience more opportunities to enjoy the health benefits of walking.

●    ReWalk Personal Exoskeleton: intended for everyday use at home, at work or in the community with a trained companion. We began marketing ReWalk Personal Exoskeleton in Europe with CE mark clearance at the end of 2012. We received FDA clearance to market the ReWalk Personal Exoskeleton in the United States in June 2014. ReWalk Personal Exoskeleton units are all manufactured according to the same mechanical specifications. Each unit is then permanently sized to fit the individual user and the software is configured for the user’s specifications by the rehabilitation center, clinic, or distributor. We are currently offering our 6th generation device (6.0) with current research and development for our 7th generation device (7.0).

●    ReWalk Rehabilitation Exoskeleton: the current offering for clinics who wish to implement exoskeleton training is composed of our Rewalk Personal Exoskeleton unit along with multiple sizing of different parts, enabling multiple patient use. The ReWalk Rehabilitation Exoskeleton provides a valuable means of exercise, training, and therapy. Use of the ReWalk Rehabilitation Exoskeleton in the clinic also enables individuals to evaluate their capacity for using the ReWalk Personal Exoskeleton in the future.
ReWalk Personal Exoskeleton

Additionally, we have received regulatory approval to sell the ReWalk Personal Exoskeleton device in other countries. In the future we intend to seek approval from the applicable regulatory agencies in other jurisdictions where we may seek to market ReWalk Personal Exoskeleton. For more information about the safety of using our SCI products see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry— Defects in our products or the software that drives them could adversely affect the results of our operations.”

Overview of Spinal Cord Injury

Spinal Cord Injury

The spine is the central core of the human skeleton and provides structural support, alignment, and flexibility to the body. The spinal cord, housed inside the bones of the spinal column, is a complex bundle of nerves serving as the main pathway for information connecting the brain, and nervous system. Spinal cord injury is a serious medical condition that occurs as a result of physical damage to the nerves of the spinal cord, resulting in a loss of function, such as mobility or feeling. In most people who have spinal cord injury, the spinal cord is intact. Spinal cord injury is not the same as back injury, which may result from pinched nerves or ruptured disks. Even when a person sustains a break in a vertebra or vertebrae, there may not be any spinal cord injury if the spinal cord itself is not affected. There are two types of spinal cord injury – complete and incomplete. In a complete injury, a person loses all ability to feel and voluntarily move below the level of the injury. In an incomplete injury, there is some functioning below the level of the injury.

Upon medical examination, a patient is assigned a level of injury depending on the location of the spinal cord injury. Cervical level injuries cause paralysis or weakness in both arms and legs and is referred to as quadriplegia. Sometimes this type of injury is accompanied by loss of physical sensation, respiratory issues, bowel, bladder, and sexual dysfunction. Thoracic level injuries can cause paralysis or weakness of the legs (paraplegia) along with loss of physical sensation, bowel, bladder, and sexual dysfunction. In most cases, arms and hands are not affected. Lumbar level injuries result in paralysis or weakness of the legs (paraplegia). Loss of physical sensation, bowel, bladder, and sexual dysfunction can occur. The shoulder, arm, and hand functions are usually unaffected. Sacral level injuries primarily cause loss of bowel and bladder function as well as sexual dysfunction.

Clinical Evidence

Published clinical studies indicate the ReWalk Personal Exoskeleton’s ability to deliver a functional walking speed. In addition, certain potential secondary health benefits have been reported by healthcare practitioners and ReWalk users, including study participants. Although these benefits have not been established as conclusive clinical data in randomized controlled trials, these reported secondary health benefits include:

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

We believe that using our SCI Products may have the ability to reduce the lifetime healthcare costs of individuals with spinal cord injuries, which we believe will make our SCI Products economically attractive for individuals and third-party payors. While we believe that using our SCI Products could potentially offer significant advantages over competing technologies and therapies, disadvantages include the time it takes for a user to put on the device, the slower pace of the device compared to a wheelchair, the training required by the user and companion to use the device, the weight of the device when carried, which makes it more burdensome for a companion to transport than a wheelchair, and the requirement that users be accompanied by a trained companion.

Market Opportunity

Current and near-term market opportunities include providing a solution for persons with SCI that can be used in the clinic and/or home settings. For persons with SCI, reduced physical activity and the predominance of seated activities can lead to severe physical and psychological deterioration, resulting in bad health, poor quality of life, low self-esteem, and high medical expenses. In addition, the secondary medical consequences of paralysis can include difficulty with bowel and urinary tract function, osteoporosis, loss of lean mass, gain in fat mass, insulin resistance, diabetes, and heart disease. The cost of treating these conditions is substantial. The NSCISC estimates that complications related to paraplegia cost approximately $500,000 in the first-year post-injury, excluding indirect costs such as loss in wages, fringe benefits, and productivity, and significant additional amounts over the course of an individual’s lifetime. Further, secondary complications related to spinal cord injury can reduce life expectancies for SCI patients. The young average age at time of injury and significant remaining life expectancy, the likelihood of living at home, and the lifetime cost of treatment highlight the need for an out-of-hospital solution with demonstrated health and social benefits.

The NSCISC estimates according to its 2023 SCI Data Sheet that there are 302,000 people in the United States living with SCI, with an annual incidence of approximately 18,000 new cases per year.  According to the VHA data there are approximately 42,000 of such patients who are veterans and are eligible for medical care and other benefits from the VHA, out of which the VHA states that 27,000 veterans are receiving SCI treatment annually. With 25 VHA spinal cord injury centers designated SCI/D Hub locations, the VHA has the largest single network of spinal cord injury care in the United States.

The University of Alabama-Birmingham Department of Physical Medicine and Rehabilitation operates the NSCISC, which maintains the world’s largest database on spinal cord injury research. Since 2015, motor vehicle crashes have been the leading cause of reported spinal cord injury cases (38%), followed by falls (32%), acts of violence (15%) and sports injuries (8%). Approximately 79% of spinal cord injuries occur among the male population. According to NSCISC data, upon hospital discharge, 87% of persons with spinal cord injuries are sent to private, non-institutional residence (in most cases, their homes prior to injury).

Based on information from the 2022 annual report published by the NSCISC, 40% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Four published ReWalk trials for SCI patients had an aggregate screening acceptance rate of 50% considering all current FDA limitations, resulting in an estimated 20% of the total population of SCI patients can be considered as candidates for current ReWalk Personal Exoskeleton or ReWalk Rehabilitation Exoskeleton according to the device instructions for use. For important qualifying information about this determination, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry—The market for medical exoskeletons, including soft exo-suit devices, remains relatively new and unproven, and important assumptions about the potential market for our current and future products may be inaccurate.”

Third-Party Reimbursements

United States

In the U.S., individuals typically obtain a ReWalk Personal Exoskeleton for home use through third-party medical coverage. For an individual who suffered an SCI through a work-related incident, workers’ compensation insurance can be a source of funding to purchase the device.  Similarly, for U.S. veterans, an individual may be covered by the VHA for the purchase of the device regardless of whether the SCI occurred during active military service.

 In December 2014, the VHA issued a national policy or standard operating procedure (“SOP”) for the evaluation, training, and procurement of ReWalk Personal Exoskeleton systems for all qualifying veterans across the United States and U.S. Territories.  The VHA SOP is the first national coverage policy in the United States for qualifying individuals who are living with spinal cord injury. In June 2018, the VHA updated the SOP, in part, to expand training options for individuals who could not complete the mandatory training due to excessive distance/drive times from a VHA-designated site. As of December 31, 2023, we had placed 42 units as part of the VHA policy. The VHA accounted for 12% of our total revenue for the year ended December 31, 2023.

We continue to work with the VHA to both accelerate the pace of implementation of the current VHA policy nationally, and to again expand opportunities for veterans to gain access to assessments, training, and devices in facilities outside VHA’s traditional spinal cord injury “hub and spoke” infrastructure.  Community-based, non-VHA clinics are also being leveraged to allow veterans to be trained closer to their homes, while still being reimbursed by the VHA as part of the VHA’s Community Care Network program.

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

While no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among commercial insurance payors in the United States, reimbursement may be evaluated by the payor on a case-by-case basis. To date, payments for the ReWalk Personal Exoskeleton have been made primarily through case-by-case determinations by third-party payors, including commercial insurers in the United States, by self-payors and donations and, to a lesser extent, through the use of funds from insurance and/or accident settlements.

As of December 31, 2023, we had 21 cases pending in the United States for private insurance and CMS coverage decisions.

According to the NSCISC 2022 annual report, approximately 57% of the spinal cord injury population received primary coverage from Medicare and Medicaid within five years after their injury date, with Medicare representing the larger primary payor.

In order to be covered and reimbursed by Medicare, the ReWalk Personal Exoskeleton must, among other things, be classified into an applicable Medicare benefit category.  In addition, appropriate codes describing the technology must also be established to facilitate billing and claims processing.

In December 2019, we submitted the first application for a unique code to describe the ReWalk Personal Exoseleton and, in July 2020, a unique code was issued for ReWalk Personal Exoskeleton.  On November 1, 2023, CMS released the Final Rule, which was adopted through the notice and comment rulemaking process. The Final Rule includes a policy confirming that personal exoskeletons are included in the Medicare brace benefit category Medicare personal exoskeleton claims with dates of service on or after January 1, 2024 that are billed using HCPCS code K1007 will be assigned to the brace benefit category. CMS reimburses items classified under the brace benefit category using a lump sum payment methodology.

On November 29, 2023, CMS included the “ReWalk Personal Prosthetic Exoskeleton System” in the HCPCS public meeting, where the agency had proposed a preliminary payment determination of $94,617 for HCPCS code K1007. The preliminary payment determination was made by CMS by applying a “gap filling” process, which was used in light of CMS determining that the code describing the technology has no fee schedule pricing history and that lower extremity exoskeletons incorporate “revolutionary features” that cannot be described by or considered comparable to any other existing code or combination of codes. As part of gap-filling, CMS stated that it relied on information about average prices from 2020 market transactions for which CMS had data. In the agenda describing the preliminary payment determination, CMS noted that it would welcome information on updated verifiable market transactions. We participated in the HCPCS meeting process to provide additional information to help ensure that the final payment determination accurately reflects current pricing information related to the market of lower-limb exoskeleton devices, including the current ReWalk Personal Exoskeleton. A final Medicare payment determination is expected from CMS in first quarter of 2024 with an April 1, 2024, effective date.

For more information about coverage and reimbursement risk factors, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry.”

As part of our plan for growth, we intend to continue working with both national and regional commercial insurance companies, health care practitioners, physicians, researchers, and the SCI community to support efforts to demonstrate the benefits of our SCI Products. In addition, we plan to pursue potential coverage policies with third party payors based on supportive data and appeal rulings that have deemed exoskeleton devices a “medically necessary” under the standard of care for individuals with SCI. Our efforts in the future will be focused on continued education of third-party payors through data application, supporting clinical trials to demonstrate the clinical benefits of using the SCI Products, working with advocacy groups, ongoing communication as well continuing to seek greater clarity regarding Medicare coverage and reimbursement standards applicable to the ReWalk Personal Exoskeleton.

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

●
In February 2018, the GKV-Spitzenverband (Central Federal Association of (the) Statutory Health Insurance Funds) confirmed its decision to list the ReWalk Personal Exoskeleton system in the German MDD, a comprehensive list of all medical devices which are principally and regularly reimbursed by German SHI and PHI providers. The ReWalk Personal was added to the official German list of medical aids, code number 23.29.01.2001, in June 2018. This decision means that ReWalk Personal Exoskeleton is listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis.

●
During the year 2020 we announced several new agreements with SHIs such as TK and DAK-Gesundheit and others as well as the first PHI that chose to enter into an agreement with us that outline the process to obtaining a device for eligible insured patients.

●	In March 2021 we entered into a contract with BKK Mobile Oil health insurance to supply ReWalk’s Personal Exoskeleton to eligible persons in Germany.

●
In June 2020, BARMER appealed the decision of the State Social Court, which ordered the supply of the SHI’s insured SCI person with ReWalk. The State Social Court ruled and deemed ReWalk as the medical aid which will directly compensate the plaintiff’s disability. BARMER initially appealed this ruling with the Federal Social Court (Bundessozialgericht), but later, in November 2022, withdrew its pending case and accepted the prior ruling from the state court that exoskeletons are considered as a direct disability compensation.  This outcome means that an eligible insured person with spinal cord injury (SCI) in Germany has a legal basis for the supply of an exoskeleton as an orthopedic aid for direct disability compensation. Patients in Germany who are covered under these contracts and policies must be medically evaluated for their eligibility to use the ReWalk Personal Exoskeleton device. If medically qualified, the patient, along with his or her physician, must apply for coverage of the device. If a patient is found eligible and medically fit to use our ReWalk Personal Exoskeleton device, we first enter into a rental agreement which allows the patient the necessary period to train on how to use the device which usually takes between 3 to 6 months and then after approval from the insurer the patient receives a personal device to use at home or in the community. We are currently working with several additional SHIs and PHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal Exoskeleton for their beneficiaries within their system.

As of December 31, 2023, there were 49 insurance cases pending in Germany. We believe that our recent coverage decisions and the existing claims will eventually lead other German insurers to provide coverage on a broader scale, but this is not guaranteed.   For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry— We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors which risk may be heightened if insurers find the products to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenue that is high enough to allow us to sell our products profitably.”

We continue to support clinical research and academic publications, which we believe will further support the case for coverage.

We have distribution agreements in several European countries where we also had success with reimbursement by private insurers and worker’s compensation. One of the examples was achieved in March 2018, when the Italian Ministry of Labor and Social Policy’s statutory insurance corporation put in place a coverage policy that will provide exoskeleton systems for all qualifying beneficiaries. This policy, the first of its kind in Italy, provides individuals with spinal cord injury access to obtain their own ReWalk Personal Exoskeleton device so that they can stand and walk again. Since the initiation of coverage, we have supplied 10 units through our Italian distributor to individuals covered by this policy.

Other Funding Sources

In addition to being funded by third-party payors, including private insurance plans, government programs such as the VHA, and workers’ compensation plans, ReWalk Personal Exoskeleton is also funded by self-payors. This includes individuals who purchase ReWalk with funds from legal settlements with insurance companies or third parties.

AlterG Anti-Gravity System

The DAP technology that underpins our AlterG Anti-Gravity systems was originally developed by researchers at the NASA Moffet Field Research Center to help astronauts maintain their muscle strength and bone density during extended periods in space outside of the effects of earth’s gravity.  The DAP technology was used to create a pressurized bubble that could exert pressure on an astronaut while exercising to simulate the impact of gravity.  While the technology ultimately was never implemented by NASA, it also had promise for use on earth.

The DAP technology was modified by the founders of AlterG, Inc. for the opposite purpose of using the buoyancy of a pressurized air chamber to uniformly reduce gravitational load and body weight.  With subsequent product development, the initial AlterG Anti-Gravity system design was supplemented with other complementary features.  Our current models utilize a precise air calibration system which modulates the air pressure supporting the user 100 times a second to ensure precise and consistent weight displacement that allows for modification of the pressurized support in one-percent increments of each user’s weight.  Additionally, the AlterG systems can be fitted with cameras for live video monitoring and pressure sensors that track the user’s gait pattern.

Our proprietary Stride Smart software can provide real-time data and analytics so that the user can watch and self-correct gate abnormalities.  Clinicians also can simultaneously read and respond to five gait assessment key performance indicators (“KPIs”).  The five KPIs include:
●	weight-bearing symmetry;
●	step length symmetry;
●	stance time symmetry;
●	cadence (stepping frequency); and
●	pain level.

  The Stride Smart software provides clinicians with clear, objective data with which to assess, adjust, and modify a patient’s rehabilitation progress. Since Stride Smart collects and presents patient gait data automatically, clinicians can focus their efforts rehabbing the patient and selecting the data most useful to their gait analysis and correction recommendations.

Based on usage patterns and feedback of clinicians, we believe that the AlterG Anti-Gravity system provides a versatile tool for the rehabilitation of lower extremity injuries and conditions.  By treating a broad range of conditions and facilitating faster recovery times, the AlterG Anti-Gravity system enables rehabilitation clinics the opportunity to gain more referrals, increase the throughput of the facility, and improve the productivity of the staff.

We offer a range of AlterG Anti-Gravity systems depending on the needs and budget of each customer as follows:

•
FIT – This is the entry-level and most affordable model of anti-gravity system.  In addition to the standard DAP technology, the FIT also includes live video monitoring.  The treadmill is equipped to run at up to 12 miles per hour (“mph”) in forward and 3 mph in reverse with a maximum incline of 15 degrees;

•	VIA – The mid-range model has the features of the FIT, plus the inclusion of the Stride Smart analytics and the AlterG Assistant; and

•
PRO – The PRO is our top-of-the-line model for sports medicine applications with utilization by professional and collegiate athletes.  The PRO includes all the features of the VIA, plus several additional features that add durability and accommodate elite user performance.  The treadmill is a high-performance slat belt design equipped to run at up to 18 m.p.h in forward and 10 m.p.h in reverse.

In addition to sales of the AlterG Anti-Gravity systems, we also provide consumables and services that support the utilization of the installed base.   For example, the AlterG systems require the users to wear proprietary shorts that zip the user into the air chamber to create the seal to retain the air that pressurizes the chamber.  With frequent use, these shorts need to be periodically replaced.  Additionally, we maintain a network of approximately 40 contract service engineers who perform the installation, maintenance, and repair work.  As the 12-month assurance warranties expire, we market extended service contracts which can provide a recurring revenue base that can grow with the size of the installed base.

The potential market for AlterG Anti-Gravity systems is large and fragmented with several types of facilities that treat patients with conditions who could benefit from rehabilitation using partial weight displacement.  According to the MedPAC 2021 Report, there are approximately 1,150 inpatient rehabilitation facilities in the U.S.  These facilities treat patients with a range of conditions including stroke, lower extremity fractures, joint replacements, neurological conditions and brain injury, cardiac conditions, and other types of orthopaedic conditions.  Depending on the specific details of each case, many of these patients are candidates for therapy using partial weight displacement.  Globally, we estimate that there are approximately 3,500 inpatient rehabilitation facilities that are comparable in budget and quality of care to those in the U.S.

The largest potential market for the AlterG Anti-Gravity are outpatient clinics, some of which are in national and regional affiliations and most of which are independent facilities.  According to the IBIS World website (which tracks the number of physical therapy rehabilitation centers), there are approximately 44,000 outpatient clinics in the U.S.  These facilities treat patients with less severe conditions than inpatient facilities with a greater mix of patients skewed towards lower extremity fractures, joint replacements, and other types of orthopedic conditions.  Globally, we estimate that there are over 100,000 outpatient clinics based on scaling of population and standard of living that there are over 100,000 outpatient clinics. One other major segment of the market for AlterG systems consists of professional and elite level sports teams, including major university and college sports programs.  These teams use the AlterG Anti-Gravity system to assist their players in maintaining higher levels of fitness and accelerating the recovery time from sports-related injuries.  Based on our internal estimates of the market, we believe that there are approximately 1,400 sports programs in the U.S. who are potential AlterG customers.  Globally, we estimate this figure to be greater than 4,000 teams.

ReStore Exo-Suit

In June 2017 we unveiled our lightweight exo-suit ReStore system designed initially for rehabilitation of stroke patients. The patented soft exo-suit technology was originally developed at Harvard University’s Wyss Institute for Biologically Inspired Engineering (“Harvard”), where it also underwent initial clinical testing that demonstrated potential to improve walking for stroke survivors. ReWalk and Harvard entered into a multi-year research collaboration agreement in 2016 which provides ReWalk license to intellectual property relating to lightweight exo-suit system technologies for lower limb disabilities and provides access to future innovations that emerge from this collaboration and may be relevant to additional stroke products or other therapies. The development and regulatory clearance process for ReStore took us approximately three years.  We received FDA clearance for ReStore in June 2019 and CE clearance in May 2019. Following the regulatory clearances, we began to commercialize the ReStore product. For more information on the collaboration with Harvard, see “Research and Development-Research and Development Collaborations.”
ReStore Exo-Suit

The ReStore product consists of a soft, fabric-based design that connects to a lightweight waist pack and mechanical cables that help lift the patient’s affected leg in synchronized timing with their natural walking pattern. The lightweight structure wraps around the waist and supports an actuator with a motor, computer, and cable, along with sensors attached to a stable point on the user’s calf and footplate in the user’s shoe. This design provides targeted mechanical assistance to the patient’s ankle during forward propulsion (plantarflexion) and ground clearance (dorsiflexion), two key phases of the gait cycle. The ReStore system is designed to provide advantages to stroke rehabilitation clinics and therapists as compared to other traditional therapies and devices by enabling the therapist to specifically target and train for improved propulsion symmetry, which is a key contributor to improved walking speed and efficiency for patients recovering from stroke.

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

The main market for ReStore is rehabilitation clinics with a stroke therapy program or clinics that would like to broaden their stroke presence. This product is marketed and sold directly to rehabilitation clinics for use during the treatment of their patients which is generally reimbursed by commercial and government payors. During the second half of 2019 we expanded our sales and marketing presence in the United States to accelerate product penetration after receiving FDA and CE clearance. These efforts were adversely impacted by the COVID-19 pandemic, as clinics and hospitals shifted resources and attention during the pandemic. During 2023, new research has been published on the clinical efficacy using ReStore in stroke rehabilitation and we see this technology as a building block for future portfolio development. Geographically, the ReStore system is commercially available through our direct sales teams in the United States and Germany.

Stroke incidence rate in the United States is approximately 800,000 incidences per year and the survival rate is approximately 80%. Of this stroke population, 80% are left with some type of lower limb disability. This patient population seeks treatment in one of the approximately 1,600 primary and comprehensive inpatient, outpatient, and rehabilitation clinics providing therapy to stroke patients. With the clinical evidence we have to date on ReStore, its unique design and its cost-effectiveness compared to other products, we believe the ReStore soft exosuit has an opportunity to be adopted by clinics for use in therapy of their stroke patients.  However, we also recognize that the process to achieve that might be long and will likely only occur once national or regional healthcare providers include the device within their stroke therapy programs. We also believe that to accelerate adoption, further clinical evidence is required as well as continued education on the new ReStore design and its unique advantages compared to current therapies and products.

As of December 31, 2023, and December 31, 2022, we had placed 42 and 33 ReStore units, respectively.

ReBoot Product

We are also in the research stage of ReBoot, a soft exoskeleton for stroke home and community use, and are currently evaluating the reimbursement landscape and the potential clinical impact of this device. This product would be a complementary product to ReStore, and it received Breakthrough Device Designation from the FDA in November 2021.  The ReBoot is a lightweight, battery-powered exo-suit intended to assist ambulatory functions in individuals with reduced ankle function related to neurological injuries, such as stroke.  The ReBoot is a customizable personalized device intended for home and community use with an estimated market of approximately 400,000 annual stroke patients who require walking assistance after being discharged home.  Further investment in the development path of the ReBoot was paused in 2023 pending further determination about the clinical and commercial opportunity of this device.

Sales and Marketing Activities

With added resources from the AlterG acquisition, we have created a U.S. commercial team that we believe has the capacity and capabilities to support a broad range of physical and neurological rehabilitation products for use in facilities, the home and the community.  As part of this integration, we have rebranded our company under the name Lifeward, to emphasize our commitment to pioneering a portfolio of innovative technologies to empower the pursuit of life’s ambitions in the face of physical limitation or disability. For the sake of clarity, we will continue to use the ReWalk name to designate our line of Exoskeleton products and the AlterG name to describe our line of anti-gravity systems.

In the U.S., our commercial efforts are direct sales focused generally on rehabilitation centers, hospitals, rehabilitation clinics, and similar facilities that treat patients who could benefit from offerings within our portfolio of products.  We market our facility-based products, such as the AlterG and the MyoCycle Pro to these institutions for their use in providing care to their patients.  We also market our home-based products, such as the ReWalk Personal Exoskeleton or MyoCycle Home, to physicians and physical therapists for referrals to individuals who could benefit from these devices as part of a home-based activity regimen that elevates the health and wellness of these individuals.  Additionally, some sales of the ReWalk Personal Exoskeleton or MyoCycle Home are also generated from referrals through the spinal cord injury community and direct inquiries from potential users through our different marketing efforts. Beyond healthcare facilities, we also market our AlterG systems to professional and college sports teams who use the systems to help their athletes recover from lower extremity sports injuries.

Outside the U.S., our distribution varies depending on the product and the geographic market.  We market our ReWalk Personal Exoskeleton product directly in Germany and primarily through third-party distributors, who maintain the customer relationships, in our other markets. We market our AlterG systems directly in Canada and Australia, and in other territories utilize a network of over 40 third-party distributors who generally have exclusivity in their respective geographic territories.

As of December 31, 2023, we had placed 131 ReWalk Rehabilitation Exoskeleton units in use at rehabilitation centers and 598 ReWalk Personal Exoskeleton units in a home or community use, compared to 128 ReWalk Rehabilitation Exoskeleton units and 572 ReWalk Personal Exoskeleton units as of December 31, 2022.  We estimate the installed base of AlterG systems is over 6,000 installed units worldwide as of December 31, 2023.  With the anticipated finalization of the Medicare payment rates for exoskeletons which will be effective April 1, 2024, we intend to aggressively target the eligible Medicare customer base for growth while also continuing to focus on expanding commercial and other reimbursement coverage. Additionally, with our increased direct sales resources and distributor network, we also expect to greater penetrate the base of facilities which could utilize AlterG systems for rehabilitation of their patients.

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

Our principal competitors in the medical exoskeleton market consist of Ekso Bionics (NASDAQ: EKSO), Rex Bionics Pty, Cyberdyne (Tokyo Stock Exchange: 7779), FREE Bionics, DIH (formerly known as Hocoma), Wandercraft, and Bioness (acquired by Bioventus (NASDAQ: BVS). The competitors’ products may also compete with the ReStore soft exo-suit, as well as manual forms of gait training which do not involve robotic assistive devices.

We believe that our ReWalk Personal Exoskeleton possesses key competitive advantages over these companies’ products, such as our tilt-sensor technology that provides a self-initiated walking experience, six degrees of freedom which enable a more natural gait, faster functional walking speed, the ability to support its own weight, and broad user specifications. In addition, ReWalk Personal Exoskeleton is the only medical exoskeleton with FDA and CE clearance for use on stairs and curbs, which greatly improves the ability to use the device in everyday real-world environments.

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

In addition, we compete with alternative devices and alternative therapies, including treadmill-based gait therapies, such as those offered by Hocoma, Tyromotion, Boost, Aretech, BTL, and Reha Technology. Other medical device or robotics companies, academic and research institutions, or others may develop new technologies or therapies that provide a superior walking experience, are more effective in treating the secondary medical conditions that we target or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments.

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

To date, multiple advocacy groups have issued public endorsements of the ReWalk Personal Exoskeleton, including leading United States-based national organizations such as the United Spinal Association and the Dana and Christopher Reeves Foundation, as well as others. In addition, the National Institute for Health and Care excellence in the United Kingdom (also known as “NICE”), has issued a public announcement regarding the ReStore device.

Services and Customer Support

Our centers of operations in Marlborough, Massachusetts, Fremont, California, and Berlin, Germany coordinate all customer support and product service functions for North America and Europe, respectively, through dedicated technical service personnel who provide product services and customer support through training to healthcare providers and support to product users.

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

We are working on product design improvements and expanded labeling for the ReWalk Personal Exoskeleton product which we plan to launch following obtaining regulatory clearance and approvals. In the longer term we are conducting research for our next generation exoskeleton with design improvements and advanced robotic technologies as part of the Human Robot Interaction Consortium research program. New medical indications impacting the ability to walk that we may pursue include multiple sclerosis, cerebral palsy, Parkinson’s disease, and elderly assistance.

We are also developing new generations of anti-gravity systems utilizing our DAP technology.  We plan to introduce a new model of the AlterG system in mid-2024 that reduces the cost of manufacturing which in turn will allow us to make it more affordable for independent rehabilitation clinics, thereby expanding the potential market opportunity.  Additionally, we are evaluating other applications for DAP technology to create entirely new rehabilitation systems for our facility-based customers.

We conduct our research and development efforts mainly at our facility in Yokneam, Israel. We believe that the close interaction among our research and development and manufacturing groups allows for timely and effective realization of our new product concepts.

Our research and development efforts have been financed, in part, through funding from the Israel Innovation Authority (formerly known as Office of the Chief Scientist in the Israel Ministry of Economy) (the “IIA”). From our inception through December 31, 2023, we received funding totaling $2.6 million from the IIA. For more information regarding our research and development financing arrangements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Grants and Other Funding.”

Research and Development Collaborations

On April 1, 2022, we entered a research and development cooperation agreement with several companies and universities in the Human Robot Interaction (“HRI”) Consortium, part of the IIA’s MAGNET incentive program. This incentive program provides grants for R&D collaboration as part of a consortium comprised of private businesses and leading academic centers. The goals of the HRI consortium are to “develop advanced technologies aimed at providing robots with social capabilities, enabling them to carry out various tasks and effective interactions with different users in diverse operational environments.”  The total program has a budget of NIS 57 million, which includes funding for research and development grants to help drive technological innovation. The Consortium is a 3-year program which has allocated NIS 1.745 million to fund ReWalk-specific projects over the first 18-month period of the program. As of December 31, 2023, the Company spent total funds in the amount of NIS 1.571 million which has allocated for the first 18-month period. In November 2023, we entered the second 18-month period of the program, the Consortium has allocated NIS 1.336 million to fund ReWalk-specific projects over the second 18-month period. As a member of the HRI Consortium, we collaborate with several universities to develop advanced technologies aimed at improving the human-exoskeleton interaction.  This research collaboration with top researchers in the fields of robotics, behavioral sciences and human-computer interaction will seek to make the use of exoskeletons easier and more natural to promote wider adoption of the technology.

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

The Harvard License Agreement contains, as applicable, customary representations and warranties and customary enforcement, indemnification, and insurance provisions. For further discussion of the Collaboration Agreement and Harvard License Agreement, see Note 10 to our consolidated financial statements for the fiscal year ended December 31, 2023 included elsewhere in this annual report.

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

As of December 31, 2023, we have 11 issued patents in the United States and 19 issued patents outside of the United States, as well as 13 pending patent applications for our technology in the United States, China, and Europe.  For our patents associated with DAP and other AlterG technology, we have 25 issued patents in the United States and 21 patents issued outside the United States, as well as 10 pending patent applications for anti-gravity associated technology in the United States.

In the United States and Europe, we have apparatus patent claims covering aspects of both our exoskeleton and our anti-gravity products and similar devices or systems, which focus on protecting our products in terms of structural characteristics and functionality.  Moreover, we also have method patent claims covering certain methods of operation and control of our exoskeleton and anti-gravity products, which provide additional protection for our technology. We do not currently license any of the technology contained in our currently commercialized ReWalk and AlterG products, other than with respect to technology that is generally publicly available, but we may do so in the future.

Patents filed both in the United States and Europe (as well as other countries) generally have a term of 20 years from their earliest effective filing date, although they can be slightly longer depending upon a local jurisdiction’s rules and laws. For example, the oldest of our issued patents relating to our tilt-sensor technology was filed in May 2001 in the United States and would typically expire in May 2021. However, this patent actually expired in April of 2023 due to patent term adjustment (PTA) of 689 days for delays in examination by the United States Patent and Trademark Office.

We currently hold a registered trademark in the United States, Europe, Israel, and the United Kingdom, for the mark “ReWalk.” We currently hold a registered trademark in United States, Europe and the United Kingdom for the mark “ReStore”.  We currently hold a registered trademark in the United States, Europe, Israel, and the United Kingdom for the mark “Alter G.”  We have also recently sought trademark registration of “Lifeward” in the United States, Europe, and Israel.

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

Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish “special controls.” These special controls can include performance standards, post-market surveillance, and patient registries. While most Class I devices are exempt from the 510(k) premarket notification requirement, most Class II devices require a 510(k) premarket notification to be marketed in the U.S. As a result, manufacturers of most Class II devices are required to submit to the FDA premarket notifications under Section 510(k) of the FFDCA in order to market or commercially distribute those devices. To obtain 510(k) clearance, manufacturers must demonstrate that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, or PMA, meaning, (i) a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, (ii) a device that has been reclassified from Class III to Class II or I, or (iii) a device that was found substantially equivalent through the 510(k) process. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the device is not “substantially equivalent” to a previously cleared device, the device is automatically a Class III device. The device sponsor must then fulfill more rigorous premarket approval requirements or can request a risk-based classification determination for the device in accordance with the “de novo” classification process, which is a route to market for medical devices that are low to moderate risk but are not substantially equivalent to a predicate device.

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

In June 2014, the FDA granted our request for “de novo” classification, and classified ReWalk as a Class II powered exoskeleton device subject to special controls. The ReWalk is intended to enable individuals with spinal cord injuries to perform ambulatory functions under supervision of a specially trained companion, and inside rehabilitation institutions. The special controls established in the de novo classification order for all powered exoskeleton devices include the following: clinical testing to demonstrate safe and effective use considering the level of supervision necessary and the use environment; non-clinical safety and performance testing, including durability testing to demonstrate that the device performs as intended under anticipated conditions of use; a training program; and labeling related to device use and user training. The special controls of this de novo order also apply to competing powered exoskeleton products seeking FDA clearance.

In June 2019, the FDA issued a 510(k) clearance for ReStore, which means that the device can be marketed in the U.S. ReStore is intended to be used to assist ambulatory functions in rehabilitation institutions under the supervision of a trained therapist for people with hemiplegia or hemiparesis due to stroke. ReStore complies with special controls for powered exoskeletons as described above. In order for us to market ReStore and ReWalk, we must comply with both these special controls as well as general controls, including controls related to quality, facility registration, reporting of adverse events and labeling. Failure to comply with the general and special controls could lead to removal of ReStore or ReWalk from the market, which would have a material adverse effect on our business.

In June 2022, we submitted a 510(k) premarket notification for ReWalk Personal Exoskeleton seeking to enable the stairs functionality and add uses on stairs and curbs to the indication for use for the device in the US. In March 2023, the FDA issued the 510(k) clearance.

For more information, see “Part I, Item 1A. Risk Factors-Risks Related to Government Regulation-We are subject to extensive governmental regulations relating to the manufacturing, labeling and marketing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.”

Expedited Development and Review Programs

FDA’s Breakthrough Devices Program is a voluntary program offered to manufacturers of certain medical devices and device-led combination products that may provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and health care providers with more timely access to qualifying devices by expediting their development, assessment and review, while preserving the statutory standards for marketing authorization.

The program is available to medical devices that meet certain eligibility criteria, including that the device provides more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, and that the device meets one of the following criteria: (i) the device represents a breakthrough technology, (ii) no approved or cleared alternatives exist, (iii) the device offers significant advantages over existing approved or cleared alternatives, or (iv) the availability of the device is in the best interest of patients. Breakthrough Device designation provides certain benefits to device developers, including more interactive and timely communications with FDA staff, use of post market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device, opportunities for efficient and flexible clinical study design, and prioritized review of premarket submissions.

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

Our manufacturing processes are required to comply with the applicable portions of the FDA’s Quality System Regulation (“QSR”) that covers the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. In February 2024, the FDA issued the Quality Management System Regulation (“QMSR”) Final Rule to amend the QSR, incorporating by reference the international standard for medical device quality management systems set by the International Organization for Standardization (ISO), ISO 13485:2016. The rule will become effective on February 2, 2026. Until then, manufacturers are required to comply with the QSR. We actively maintain compliance with the FDA’s QSR, and the European Union’s Quality Management Systems requirements, ISO 13485:2016.

As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. If the FDA believes we or any of our contract manufacturers are not in compliance with the quality system requirements, or other post-market requirements, it has significant enforcement authority. Specifically, if the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications or repair, replacement, or refunds;

●	recalls, withdrawals, or administrative detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying requests for approval of pre-market approval applications relating to new products or modified products;

●	withdrawing PMA approval or reclassifying our devices;

●	refusal to grant export approvals for our products; or

●	pursuing criminal prosecution.

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

Before a device can be placed on the market in the E.U., compliance with the MDR requirements must be demonstrated in order to affix the CE Mark to the product. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system or specific testing of the manufacturer’s product. The Notified Body issues a CE Certificate of Conformity to confirm successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements provided in the MDR. Under transitional provisions provided in the MDR, medical devices that had valid CE Certificates of Conformity issued under the MDD prior to May 26, 2021 and that remained valid (and not withdrawn) on March 20, 2023, can continue to be placed on the EEA market until the end of December 2027 or 2028 (depending on the class of device), provided the device’s manufacturer complies with  certain requirements, including that there are no significant changes in the design and intended purpose of the applicable device. After the expiry of any applicable transitional period, only devices that have been CE marked on the basis of the MDR may be placed on the market in the EEA. We comply with the E.U. requirements and have received ta Notified Body Certificate of Conformity under the MDD for all of our ReWalk systems including the ReStore device which are distributed in the E.U. This allows us to continue to apply the CE mark to our products and place them on the market throughout the E.U. during the transition period or until we have completed an appropriate conformity assessment procedure under the MDR.

Following the U.K.’s exit from the E.U. (known as “Brexit”), the MDR does not apply in the United Kingdom (except for Northern Ireland, which under the Northern Ireland Protocol is bound by certain E.U. laws).  The medical device legislative framework in the United Kingdom is set out in the Medical Devices Regulations 2002, as amended.  These regulations are based on the previous medical device directives of the E.U. but have been amended so that they function properly now the United Kingdom is no longer part of the E.U.  The Medical Devices Regulations 2002 have introduced several changes including (but not limited to) replacing the CE mark with a UKCA marking (although E.U. CE marks will be recognized potentially up until June 2030), requiring manufacturers outside of the United Kingdom to appoint a “UK Responsible Person” if they place devices on the Great Britain market and more wide-ranging device registration requirements.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for health care benefits, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the “ACA”, amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

The Physician Payments Sunshine Act (“Sunshine Act”) requires annual reporting, by applicable device and drug manufacturers, of covered products, payments, and other transfers of value to certain health care providers, and ownership and investment interests held by physicians and their immediate family members.

Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its respective implementing regulations imposes certain requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information, known as protected health information. Among other things, HITECH, through its implementing regulations, makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be pre-empted by HIPAA, thus complicating compliance efforts.

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

In the United States, the European Union, and other potentially significant markets for our products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. In the United States, it is also common for certain government and private health plans to use coverage determinations to leverage rebates from labelers to reduce the plans’ net costs. These restrictions and limitations influence the purchase of healthcare services and products and lower the realization on manufacturers’ sales of products.  Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third-party payors may limit coverage to specific therapeutic products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication or might impose high co-payment amounts to influence patient choice. Third-party payors also control costs by requiring prior authorization or imposing other restrictions. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy.

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

The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.

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

Other legislative changes have been proposed and adopted since passage of the ACA. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year.  The Bipartisan Budget Act of 2018 retained the federal budget “sequestration” Medicare payment reductions of 2% and extended it through 2027 unless congressional action is taken.  On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further legislative and regulatory changes under the ACA remain possible, although President Biden indicated that he intends to use executive orders to undo changes to the ACA made by the Trump administration and would advocate for legislation to build on the ACA.  It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the ACA or the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

At the state level, legislatures may also increasingly pass legislation and implement regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

In Israel, where our contract manufacturer produces all of our ReWalk and ReStore products, businesses storing or using certain hazardous materials (including materials necessary for our manufacturing process) are required, pursuant to the Israeli Dangerous Substances Law, 5753-1993, to obtain a toxin permit from the Ministry of Environmental Protection.  In the U.S., where we manufacture our AlterG products in our Fremont, California facility, we do not utilize chemicals which require a toxic materials license.  We have a hazardous waste disposal license with the County of Alameda and dispose of our expired and empty containers through a process in accordance with the license.

In the European marketplace, electrical and electronic equipment is required to comply with the Directive on Waste Electrical and Electronic Equipment, which aims to prevent waste by encouraging reuse and recycling, and the Directive on Restriction of Use of Certain Hazardous Substances, which restricts the use of ten hazardous substances in electrical and electronic products. Our products and certain components of such products “put on the market” in the E.U. (whether or not manufactured in the E.U.) are subject to these directives. Additionally, we are required to comply with certain laws, regulations, and directives, including the Toxic Substances Control Act in the United States and REACH in the E.U., governing chemicals. These and similar laws and regulations require the testing, reporting and registration of certain chemicals we use and ship. We believe we comply in all material respects with applicable environmental laws and regulations.

Manufacturing

Our ReWalk exoskeletons, ReStore exo-suits, and AlterG Anti-Gravity systems include off-the-shelf and custom-made components produced to our specifications by various third parties, for technical and cost-effectiveness. We have contracted with Sanmina Corporation (“Sanmina”), a well-established contract manufacturer with expertise in the medical device industry, for the manufacture of our SCI Products and ReStore at its facility in Ma’alot, Israel. We manufacture the AlterG product ourselves at our facility in Fremont, California. Each product line is manufactured pursuant to the same applicable set of specifications. We place our manufacturing orders with Sanmina and other suppliers pursuant to purchase orders or by providing forecasts for future requirements. We may terminate our relationship with Sanmina or our other suppliers at any time upon written notice. Either we or Sanmina may terminate the relationship in the event of a material breach, subject to a 30-day cure period. Our agreement with Sanmina contains a limitation on liability that applies equally to us and Sanmina.

We believe that this contract manufacturing relationship with Sanmina allows us to operate our business efficiently by focusing our internal efforts on the development and commercialization of our technology and our products and provides us with substantial scale-up capacity. We regularly test quality on-site at Sanmina’s facility and we obtain full quality inspection reports. We maintain a non-disclosure agreement with Sanmina.

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

Suppliers

We have contracted with Sanmina for the sourcing of all components and raw materials necessary for the manufacture of our ReWalk and ReStore products, although there are instances that we purchase raw materials ourselves. In addition, we directly source all components and raw materials necessary for the manufacture of our AlterG products.  Components of our products and raw materials come from suppliers in the United States, Europe, China, Taiwan, and Israel, and we depend on certain of these components and raw materials, including certain electronic parts, for the manufacture of our products. To date, we have not experienced significant volatility in the prices of these components and raw materials. However, during the COVID-19 pandemic several specific parts, mainly electronic parts, experienced temporary price increases which have returned to more normal levels. Such prices are subject to a number of factors, including purchase volumes, general economic conditions, currency exchange rates, industry cycles, production levels, and scarcity of supply.

We believe that our in-house manufacturing, Sanmina’s facilities, our contracted manufacturing arrangement, and our supply arrangements are sufficient to support our potential capacity needs for the foreseeable future.

Human Capital

Employees

As of December 31, 2023, we had 108 employees (including full-time and hourly employees), of whom 74 were located in the United States, 20 were located in Israel and 14 were located in Europe. The majority of our employees are, and have been, engaged in sales and marketing activities. We do not employ a significant number of temporary or part time employees.

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

Financial Information about Geographic Areas and Significant Customer Information

The following table sets forth the geographical breakdown of our revenue for each of the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Revenue based on customer’s location:
United States	7,636	2,303
Europe	5,044	3,057
Asia-Pacific	387	115
Rest of the world	787	36
Total revenue	$13,854	$5,511

Additional discussion of financial information by reportable segment and geographic area and sales in excess of 10% of total revenue to certain of our customers is contained in Note 13 to our consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report.

2023 Recent Developments

●
In March 2023, the ReWalk Personal Exoskeleton technology received clearance from the FDA for use on stairs and curbs in the United States, making it the only personal exoskeleton to receive FDA clearance for this indication. The clearance follows the FDA’s designation of the device as a "Breakthrough Device" in recognition of its unprecedented ability to provide ambulatory access to environments containing stairs and curbs for paralyzed individuals with SCI.

●
In August 2023, we completed the acquisition of AlterG, which adds significant scale to our revenue base, extensive sales and service capabilities to our commercial team, and innovative systems that utilize DAP technology to our portfolio of rehabilitation solutions that facilitate mobility and wellness in rehabilitation and daily life.

●	In November 2023, CMS released the Final Rule, which explicitly includes exoskeletons within a Medicare brace benefit category. The rule went into effect on January 1, 2024.

●
In November 2023, CMS included the ReWalk Personal Exoskeleton system in the agenda for the November 29, 2023 HCPCS public meeting.  The agency also proposed a preliminary payment determination of $94,617 for HCPCS code K1007 based on a “gap filling” process applied to 2020 market data. At the meeting, CMS solicited additional information for updated market transactions for use in developing a final payment determination. We participated in the HCPCS meeting process to provide additional information to help ensure that the final payment determination accurately reflects current pricing information related to the market of lower-limb exoskeleton devices, including the current ReWalk Personal Exoskeleton. A final Medicare payment determination is expected from CMS in first quarter of 2024 with an April 1, 2024, effective date.

●	In December 2023, our first claim with Medicare for reimbursement for a ReWalk Personal Exoskeleton was paid;

●	Record annual revenue for 2023 was $13.9 million, compared to $5.5 million in 2022, an increase of 151%.

●	Our cash position remained strong with $28.1 million as of December 31, 2023, with no debt.

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

As discussed above in “Part I. Item 1. Business - Overview”, on August 11, 2023, we completed the acquisition of AlterG which became an indirect and wholly-owned subsidiary of the Company.

The anticipated benefits from our acquisition of AlterG are based on projections and assumptions about the combined businesses of ReWalk and AlterG, which may not materialize as expected or which may prove to be inaccurate. The value of our ordinary shares could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all. Achieving the benefits of the acquisition will depend, in part, on our ability to integrate the business, operations and products of AlterG successfully and efficiently with our business. The process of integrating the operations of ReWalk and AlterG could encounter unexpected costs and delays, which include: the loss of key personnel; the loss of key customers; the loss of key suppliers; inability to properly identify, acquire or obtained required regulatory approvals; and unanticipated issues in integrating sales, marketing and administrative functions. In addition, the acquired AlterG business, products and technologies may not achieve anticipated revenues and income growth.

Further, the integration of AlterG may involve a number of additional risks, including diversion of management’s attention away from the rest of the business, which could adversely affect our results of operations. In addition, our failure to identify or accurately assess the magnitude of certain liabilities we assumed in the acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. If we do not realize the expected benefits or synergies of the acquisition, such as revenue gains or cost reductions, there could be a material adverse effect on our business, results of operations, and financial condition.

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

We intend to finance our business by close management of our operating expenses until we reach profitable operation using existing cash on hand, issuances of equity and/or debt securities, and other future public or private issuances of securities, cash exercised of outstanding warrants, or through a combination of the foregoing, though we may also consider additional capital raising alternatives, such as entering into a credit facility, if the foregoing alternatives are not available to us or unavailable on reasonable terms. Although we had a cash and cash equivalents of $28.1 million as of December 31, 2023, which we believe will be sufficient to fund our planned operations through at least the next twelve months from the date of this annual report, if we are incorrect in our assumptions, we may need to raise additional capital sooner than expected or on less favorable terms than what might otherwise be available. Raising additional capital through one or more of these alternatives may further dilute our shareholders or place us under restrictive covenants limiting our ability to operate freely.

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

We face economic and political risks associated with doing business in Taiwan, particularly due to the geopolitical tension between Taiwan and China, and in Russia that could negatively affect our business and hence the value of your investment.

 Currently, we rely on third party suppliers in Taiwan for a portion of the components we use in our AlterG products. Accordingly, our business, financial condition and results of operations and the market price of our securities may be affected by changes in governmental policies, taxation, growth rate, inflation rate or interest rates and by social instability and diplomatic and social developments in or affecting Taiwan. In particular, the unique political status of Taiwan and its internal political movement cause sustained tension between China and Taiwan. Past developments related to the interactions between China and Taiwan, especially in relation to trade activities such as bans on exports of goods from time to time, have on occasions depressed the transactions and business operations of certain Taiwanese companies and overall economic environment. We cannot predict whether there will be escalation of the tensions between China and Taiwan, which would lead to new bans or tariffs on exports or even conflict. Any conflict which threatens the military, political or economic stability in Taiwan could have a material adverse effect on our current or future business and financial conditions and results of operations.

In addition, we also sell our AlterG products in Russia. The current invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization (“NATO”) and Russia. The United States and other NATO member states, as well as non-member states, have announced new sanctions against Russia and certain Russian banks, enterprises and individuals. AlterG prior to the acquisition and Lifeward subsequent to the acquisition has remained in compliance with these sanctions by obtaining export licenses for each shipment to our distributor that serves Russia. These and any future additional sanctions and any resulting conflict between Russia, the United States and NATO countries could have an adverse impact on our current operations.

Further, such invasion, ongoing military conflict, resulting sanctions and related countermeasures by NATO states, the United States and other countries are likely to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our operations and financial performance.

We do not satisfy all requirements for continued listing on The Nasdaq Capital Market. We can provide no assurance that we will be able to comply with the continued listing requirements over time or that our ordinary shares will continue to be listed on The Nasdaq Capital Market.

As previously disclosed, on October 10, 2022, we received a notification letter (the “Bid Price Letter”) from Nasdaq that we failed to evidence a minimum closing bid price of $1.00 per share for the prior 30-consecutive business day period in contravention of Nasdaq Listing Rule 5550(a) (“Rule 5550(a)”).  We were provided an initial period of 180 days to regain compliance with Rule 5550(a).  On April 11, 2023, we received a second notification letter from Nasdaq indicating that we had been provided with an additional period of 180 calendar days, or until October 9, 2023, to regain compliance with Rule 5550(a). The bid price of our ordinary shares did not close at $1.00 per share or more for a minimum of 10 consecutive business days by October 5, 2023, and on October 6, 2023 we were notified by Nasdaq that, based upon our non-compliance with Rule 5550(a), as of October 5, 2023, our securities were subject to delisting unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We participated in an expedited review with the Panel, which first granted us an extension until January 31, 2024, to regain compliance with Rule 5550(a), including by implementing a reverse share split should such action be necessary to regain compliance.

We thereafter requested a further extension, through March 30, 2024, to allow for additional time for the finalization and implementation of the home health rule administrative proposal by CMS that explicitly includes exoskeletons within a Medicare benefit category. Our updated compliance plan continues to include the possible implementation of a reverse share split should such action be deemed necessary to maintain our listing on Nasdaq. On December 8, 2023, we were notified that the Panel had granted us the requested extension through March 30, 2024, to regain compliance with Rule 5550(a)(2). To do so, we must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days by March 30, 2024.

If we are not successful in regaining compliance with Rule 5550(a)(2) during the extension period, our ordinary shares will be removed from trading on The Nasdaq Capital Market. Any delisting determination could seriously decrease or eliminate the value of an investment in our ordinary shares and other securities linked to our ordinary shares. While an alternative listing on an over-the-counter exchange could maintain some degree of a market in our ordinary shares, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our ordinary shares; reduced liquidity with respect to our ordinary shares; a determination that our ordinary shares are “penny stock” under SEC rules, subjecting brokers trading our ordinary shares to more stringent rules on disclosure and the class of investors to which the broker may sell the ordinary shares; limited news and analyst coverage, in part due to the “penny stock” rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large shareholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our ordinary shares. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with the listing requirements would allow our ordinary shares to become listed again, stabilize the market price or improve the liquidity of our ordinary shares, prevent our ordinary shares from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

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

We expect that a portion of our revenue will be derived, in the next few years, from the ReStore soft exo-suit product, other new products utilizing DAP, and, in later years, if we choose to advance the current designs, from other potential new products, such as ReBoot, a home use device for stroke patients, or new products aimed at addressing other medical indications which affect the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance. As such, our future results will depend on our ability to successfully develop and commercialize such new products and to penetrate our targeted markets with our existing ReStore product in larger scale than we have done to date. We cannot ensure that we will be able to introduce new products, products currently under development or products contemplated for future development for additional indications in a timely manner, or at all, as it depends on our available resources to fund such projects, as well as our ability to conduct clinical trials and testing. While we received governmental clearance to market our ReStore product on the anticipated timetable in 2019, obtaining clearance for any other products we may develop could be an extensive, costly, and time-consuming process, which could delay any planned commercialization timelines. For more information on the clearance processes for our products, see “Part I, Item 1. Business—Government Regulation” above.

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

While our new products currently under development will share some aspects of the core technology platform of our current products, their design features and components may differ from our current products. Accordingly, these products will also be subject to the risks described in the risk factor immediately below entitled “We rely on sales of our ReWalk Personal Exoskeletons, ReStore Exo-Suits, and AlterG Anti-Gravity systems and related service contracts and extended warranties for our revenue. We may not be able to achieve or maintain market acceptance of our ReWalk, ReStore, or AlterG Anti-Gravity products, or to generate sufficient revenue from these current and future products to sustain our operations.” To the extent we are unable to successfully develop and commercialize products beyond our existing commercial product portfolio, we will not meet our operating and financial objectives.

We rely on sales of our ReWalk Personal Exoskeletons, ReStore Exo-Suits, and AlterG Anti-Gravity systems and related service contracts and extended warranties for our revenue. We may not be able to achieve or maintain market acceptance of our ReWalk, ReStore, or AlterG Anti-Gravity products or to generate sufficient revenue from these current and future products to sustain our operations.

We currently rely, and expect in the future to rely, on sales of our ReWalk Personal Exoskeleton, ReStore Exo-Suit, and AlterG Anti-Gravity systems, and related service contracts and extended warranties for our revenue. We began marketing the ReStore lightweight soft exo-suit in 2019 in the United States and the E.U. (following the receipt of FDA and CE mark clearance) to support mobility for individuals suffering from other lower limb disabilities. Several factors could negatively affect our ability to achieve and maintain market acceptance of our ReWalk, AlterG, or ReStore systems, which could in turn materially impair our business, financial condition, and operating results, as follows:

•
ReWalk. We have sold a limited number of ReWalk systems, and market acceptance and adoption depend on educating people with limited upright mobility and health care providers as to the distinct features, ease-of-use, positive lifestyle impact, and other benefits of ReWalk compared to alternative technologies. ReWalk may not be perceived to have sufficient potential benefits compared with these alternatives. Users may also choose other alternatives due to disadvantages of ReWalk, including the time it takes for a user to put on the device, the slower pace of ReWalk compared to a wheelchair, the weight of ReWalk when carried, which makes it more burdensome for a companion to transport than a wheelchair, the required training, and the requirement that users be accompanied by a trained companion. Also, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend ReWalk until there is sufficient support for the device to convince them to alter the treatment methods they typically recommend, such as expanded reimbursement coverage by payors, and/or recommendations by prominent healthcare providers or other key opinion leaders in the spinal cord injury community that ReWalk is effective in providing identifiable immediate and long-term health benefits.

In the United States, many private third-party payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. In July 2020, CMS issued a Healthcare Common Procedure Coding System Level II Code for ReWalk Personal Exoskeleton. These codes are used to identify medical products and supplies and to facilitate insurance claim submissions and processing for these items. On November 1, 2023, CMS issued Calendar Year 2024 Home Health Prospective Payment System Rule CMS-1780, which explicitly included exoskeletons within a Medicare brace benefit category. The rule went into effect on January 1, 2024. However, even with a positive coverage and reimbursement response from CMS regarding a product of ours, future action by CMS or other government agencies may diminish possible payments to clinicians, outpatient centers and/or hospitals that provide training to the patients so that they can operate the ReWalk Personal Exoskeletons satisfactorily before they take them home, which would discourage access to training sites to prospective users of ReWalk Personal Exoskeletons.  Additionally, any decision by CMS regarding reimbursement could influence other payors, including private insurers. If CMS declines to provide for reimbursements of our products, or if its reimbursement price is lower than that of other payors, our products may not be reimbursed at a cost-effective level or at all. Those private third-party payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for purchase of our products or their use in a hospital or rehabilitative setting. In addition, we expect that the purchase of ReWalk Rehabilitation Exoskeleton systems and the ReStore system, as it is currently being sold for use in rehabilitative settings, will require the approval of senior management at hospitals or rehabilitation facilities, inclusion in the hospitals’ or rehabilitation facilities’ budget process for capital expenditures, and in the case of ReWalk Personal Exoskeleton, fundraising, and financial planning or assistance.

•
ReStore. The ReStore system is designed to provide advantages to stroke rehabilitation clinics and therapists as compared to other traditional therapies and devices by minimizing setup time, improving patients’ clinical results during therapy, supplying real-time analytics to optimize session productivity, and generating ongoing data reports to assist with tracking patient progress Since the ReStore device is currently only indicated for use in the rehabilitative clinical setting, its market reception will depend heavily on our ability to demonstrate to clinics and therapists the systemic and economic benefits of using the ReStore device, its clinical advantage when compared to other devices or manual therapy, the functionality of the device for a significant portion of the patients that they treat and the overall advantages that the device provides to their patients compared to other technologies. Because the ReStore system is only indicated for use in a clinical setting and we received FDA approval and CE clearance in 2019, close in time to the start of the COVID-19 pandemic, the overall sales of the system have been lower than originally anticipated, as many healthcare providers and rehabilitation centers have shifted focus from the clinical setting to at-home therapies and are generally less open for introduction of new technologies such as the ReStore

.
AlterG. The AlterG Anti-Gravity system has broad clinical utility for treating a wide variety of lower extremity conditions where partial displacement of a patient’s weight can enable exercise which facilitates healing and recovery of improved function.  The potential of the AlterG Anti-Gravity systems to achieve greater penetration of the addressable market of rehabilitation hospitals, clinics, and sports medicine practices will depend upon the continued expansion of conditions for which clinicians utilize the AlterG and the ability for greater numbers of these facilities to afford the initial capital outlay for these devices. We are developing and hope to introduce in 2024 a new, lower-cost AlterG system, which we believe will make it more affordable for smaller, independent rehabilitation clinics. However, there can be no assurance that the introduction of this product can expand the size of the addressable market or will not reduce the sales of the existing, higher-priced models.

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

We obtained FDA clearance for our ReWalk Personal Exoskeleton device in June 2014. This clearance permits us to market the device for use by individuals with spinal cord injury at levels T7 to L5 and for use by individuals in rehabilitation institutions with spinal cord injury at levels T4 to T6. We obtained FDA clearance for our ReStore system in June 2019. This clearance permits us to market the device to be used to assist ambulatory functions in rehabilitation institutions under supervision of a trained therapist for people with hemiplegia or hemiparesis due to stroke who can ambulate at least 1.5 meters (5 feet) with no more than minimal to moderate levels of assistance.

Future products for those with paraplegia or other mobility impairments or spinal cord injuries may have the same or other restrictions.

Our business strategy is based, in part, on our estimates of the number of individuals with physical limitations and disability and considers the occurrence of spinal cord injuries, strokes, lower-extremity orthopedic injury or surgery, neurological disease, and obesity in our target markets, and the percentage of those groups that would be able to use our current and future products. Limited sources exist to obtain reliable market data with respect to the number of mobility-impaired individuals and the incurrence of spinal cord injuries and strokes in our target markets. In addition, there are no third-party reports or studies regarding what percentage of those with limited mobility and/or spinal cord injuries would be able to use exoskeletons, in general, or our current or planned future products, in particular. Our assumptions may be inaccurate and may change.

The NSCISC estimates according to its 2023 SCI Data Sheet that there are 302,000 people in the United States living with SCI, with an annual incidence of approximately 18,000 new cases per year. Based on information from the 2022 annual report published by the NSCISC, 40% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5.  Four published ReWalk trials with respect to such eligible SCI patients had an aggregate screening acceptance rate of 50% considering all current FDA limitations, resulting in an estimated 20% of the total population of SCI patients being qualified candidates for current ReWalk products under its medical labeling criteria. There may be other permanent or short-term factors that affect the market size such as the ability to participate in the training program, the ability to use the device in the user’s current home environment as well as available companion support. With regards to our ReStore product for stroke rehabilitation, as the indication of use is currently in rehabilitation clinics our target market is based on the number of current and future clinics who treat stroke patients. Although there are thousands of inpatient, outpatient and rehabilitation clinics providing therapy in the U.S. for example, we currently see that only a limited portion of the clinics have decided to include ReStore in their stroke rehab program. For more information on our expectations regarding these plans, see “—Our future growth and operating results will depend on our ability to develop, receive regulatory clearance for and commercialize new products and penetrate new product and geographic markets” below. For more information regarding the potential market for future products, including our lightweight soft suit exoskeleton, see “Part I, Item 1. Business—ReWalk Personal and ReWalk Rehabilitation Products—Market Opportunity” above.

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

We expect that in the future a significant source of payment for ReWalk systems will be private insurance plans and managed care programs, government programs such as the VHA, CMS, workers’ compensation plans, and other third-party payors.

In December 2015, the VHA issued a national reimbursement policy for the ReWalk system, which entails the evaluation, training and procurement of ReWalk Personal Exoskeleton systems for all qualifying veterans across the United States. Additionally, in September 2017, German insurer Barmer signed a confirmation and letter of agreement regarding the provision of ReWalk systems for all qualifying beneficiaries and the German national social accident insurance provider DGUV indicated that its member payors will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis. However, no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among third-party payors in the United States, although reimbursement may be achieved on a case-by-case basis. To date, payments for our products, which are largely for our ReWalk systems, have been made primarily through case-by-case determinations by third-party payors (including several private insurers in the United States), by self-payors and, to a lesser extent, through the use of funds from insurance and/or accident settlements.

Generally, private insurance companies in the United States do not cover or provide reimbursement for any medical exoskeleton products for personal use, including ReWalk Personal Exoskeleton, and may ultimately provide no coverage at all. Additionally, there is limited clinical data related to the ReWalk and ReStore systems, and third-party payors may consider use of them to be experimental and therefore refuse to cover any or all of them. Additionally, the majority of independent medical review decisions to date made following the denial of ReWalk coverage have determined that ReWalk is experimental and/or investigational, citing a lack of clinical data.

As described above, in the United States, many private third-party payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. On November 1, 2023, CMS issued Calendar Year 2024 Home Health Prospective Payment System Rule CMS-1780, which explicitly included exoskeletons within a Medicare brace benefit category, effective January 1, 2024. CMS also solicited comment on a preliminary payment determination for the ReWalk Personal Exoskeleton as part of the November 29, 2023 HCPCS meeting process, and we participated to provide updated pricing information to inform CMS’s final payment determination. A final Medicare payment determination is expected from CMS in first quarter of 2024 with an April 1, 2024, effective date.

However, even with a positive coverage and reimbursement response from CMS regarding a product of ours, future action by CMS or other government agencies may diminish possible payments to physicians, outpatient centers and/or hospitals that purchase our products for use by their patients and possible payments to individuals who purchase the ReWalk Personal Exoskeleton for their own use. Additionally, a decision by CMS to provide reimbursement could influence other payors, including private insurers. If CMS declines to provide for reimbursements of our products or if its reimbursement price is lower than that of other payors, our products may not be reimbursed at a cost-effective level or at all. Those private third-party payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for purchase of our products or their use in a hospital or rehabilitative setting. In addition, we expect that the purchase of ReWalk Rehabilitation Exoskeleton systems and the ReStore system, as it is currently being sold for use in rehabilitative settings, will require the approval of senior management at hospitals or rehabilitation facilities, inclusion in the hospitals’ or rehabilitation facilities’ budget process for capital expenditures, and in the case of ReWalk Personal Exoskeleton, fundraising, and financial planning or assistance.

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

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, unanticipated use of ReWalk, ReStore, or AlterG, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. In addition, because the manufacturing of some of our products is outsourced to Sanmina, the original equipment manufacturer of such products, we may not be aware of manufacturing defects that could occur. Such adverse events could lead to recalls or safety alerts relating to those products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of our products from the market. A recall could result in significant costs. To the extent any manufacturing defect occurs, our agreement with Sanmina contains a limitation on Sanmina’s liability, and therefore we could be required to incur the majority of related costs. Product defects or recalls could also result in our inability to profitably grow our business due to parts shortages, increased field service demand, and inventory shortages, and the resulting negative publicity, customer dissatisfaction, damage to our reputation or, in some circumstances, delays in new product clearances or approvals.

When an exoskeleton is used by a paralyzed individual to walk, the individual relies completely on the exoskeleton to hold him or her upright. Between 2013 and 2021, we submitted medical device reports (“MDRs”) to the FDA (and equivalent authorities outside of the United States) relating to reports of falls and fractures of individuals using the ReWalk Personal Exoskeleton system.  We conducted a voluntary correction related to certain use instructions in the device’s labeling, which the FDA classified as a Class II recall.  The recall was closed in November 2019, and the FDA cleared our 510(k) containing revised instructions for use in May 2020.  Since that time, we have submitted no further MDRs.

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

The medical device industry has historically been subject to extensive litigation over product liability claims. We have been and anticipate that as part of our ordinary course of business we may be subject to product liability claims alleging defects in the design, manufacture, or labeling of any of our products which has resulted in an injury or death. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts. Any alleged defect that has resulted in an adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer letters, or in an FDA enforcement action, such as a mandatory recall, notification to healthcare professionals and users, warning letter, seizure, injunction or import alert. In addition, failure to report such adverse events to appropriate government authorities on a timely basis, or at all, could result in enforcement action against us. Any action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require financial resources and distract management, and may harm our reputation and financial results.

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

Additionally, we expect to face significant challenges as we manage and continue to improve our sales and marketing infrastructure and work to retain the individuals who make up those networks. Newly hired sales representatives require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. Likewise, following our acquisition of AlterG in August 2023 and in connection with integrating AlterG with ReWalk, each set of sales representatives had to learn how to sell new products and services. In addition, if we are not able to retain existing and recruit new trainers to our clinical staff, we may not be able to successfully train customers on the use of ReWalk, ReStore, or AlterG systems which could inhibit new sales and harm our reputation. If we are unable to expand our sales, marketing, and training capabilities, we may not be able to effectively commercialize our products, or enhance the strength of our brand, which could have a material adverse effect on our operating results.

The potential health benefits of our ReWalk products have not been substantiated by long-term clinical data, which could limit sales of such products.

Although published research and users of our ReWalk products have reported the potential secondary health benefits of our ReWalk products such as a reduction in pain and spasticity, improved bowel and urinary tract functions and emotional and psychosocial benefits, among others, currently there is no large scale, randomized clinical trial establishing the secondary health benefits of ReWalk products due to the relatively small size of the applicable user population. There is also a lack of randomized clinical data for such health benefits of the ReStore-specifically its long-term benefits following the usage of the product within the clinic as the trials conducted to date using this product are limited.

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

We depend on a single third-party supplier to manufacture some of our products, and we rely on a limited number of third-party suppliers for certain components of our products.

We have contracted with Sanmina, a well-established contract manufacturer with expertise in the medical device industry, for the manufacture of all our ReWalk and ReStore systems and the sourcing of all of our components and raw materials for those products. We may terminate our relationship with Sanmina at any time upon written notice. In addition, either we or Sanmina may terminate the relationship in the event of a material breach, subject to a 30-day cure period. For our business strategy to be successful, Sanmina must be able to manufacture our products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and quality levels, and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of Sanmina to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, and potentially have the capabilities to manufacture our products in-house, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Moreover, the failure of Sanmina to comply with applicable regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties.

We also rely on third-party suppliers, many of which contract directly with Sanmina, to supply certain components of our products, and in some cases, we purchase these components ourselves. In our factory in Fremont, California, where we manufacture our AlterG products, we also rely on third-party suppliers for key components of our products.  Neither Lifeward nor Sanmina has long-term supply agreements with most of the suppliers and, in many cases, make purchases on a purchase order basis and our ability to secure adequate quantities of such products may be limited. Suppliers may encounter problems that limit their ability to manufacture components for our products, including financial difficulties or damage to their manufacturing equipment or facilities. If Lifeward or Sanmina fails to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed, and our business could suffer.

Our results of operations and liquidity could be adversely impacted by supply chain disruptions and operational challenges faced by our manufacturer or suppliers. Sanmina generally uses a small number of suppliers for ReWalk and ReStore. Our manufacturing operations for AlterG also utilize a limited number of suppliers, some of which are the sole suppliers to us of such supplies.  Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality, and delivery schedules. Such risks were heightened in light of the interruptions in supply chains and distribution networks related to the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, several components, mainly electronic parts, experienced price increases. If any one or more of our suppliers ceases to provide sufficient quantities of components in a timely manner or on acceptable terms, we or Sanmina would have to seek alternative sources of supply or accept price increase as we saw during the pandemic. It may be difficult to engage additional or replacement suppliers in a timely manner. Failure of these suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. We or Sanmina also may have difficulty obtaining similar components from other acceptable suppliers, which could require Sanmina or us to cease using the components, seek alternative components or technologies and we could be forced to modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory clearances or approvals. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

Sanmina’s manufacturing and assembly of our ReWalk and Restore products pursuant to our specifications is conducted at a single facility in Ma’alot, Israel. Accordingly, we are highly dependent on the uninterrupted and efficient operation of this facility. If operations at this facility were to be disrupted as a result of acts of war or terrorism, equipment failures, earthquakes and other natural disasters, fires, accidents, work stoppages, power outages, or other reasons such as a local shutdown as we experienced during the COVID-19 pandemic, our business, financial condition and results of operations could be materially adversely affected. In particular, this facility is located in the north of Israel within range of rockets that have from time to time been fired into the country during armed conflicts with Hezbollah and other armed groups in Lebanon, Syria or other countries in the region. For more information, see the risk factor below entitled “Risks Related to Our Incorporation and Location in Israel - Conditions in Israel, including Israel’s war against Hamas and other terrorist organizations in the Gaza Strip and a potential escalation of the conflict on Israel’s northern border, may materially and adversely affect our business and results of operations.” Although our manufacturing and assembly operations could be transferred elsewhere, either in-house or to an alternative Sanmina facility, the process of relocating these operations would cause delays in production. Lost sales or increased costs that we may experience during the disruption, or a forced relocation, of operations may not be recoverable under our insurance policies, and longer-term business disruptions could result in a loss of customers. If this were to occur, our business, financial condition and operations could be materially negatively impacted. Additionally, our reliance on Sanmina as a contract manufacturer or any other contract manufacturer makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

There are several other companies developing technology and devices that compete with our products. Our principal competitors in the medical exoskeleton market consist of Ekso Bionics, Rex Bionics, Cyberdyne, FREE Bionics, Wandercraft, and others. These companies have products currently available for institutional use and in some cases personal use. We expect some of such products to become available for personal use in the next few years, especially as we continue to expand coverage by different payors and geographies. In addition, we compete with alternative devices and alternative therapies, including treadmill-based gait therapies, such as those offered by DIH (formerly known as Hocoma), Boost, Aretech, BTL, Reha Technology, and Bioness, which is a unit of Bioventus. Our competitor base may change or expand as we continue to develop and commercialize our soft suit exoskeleton product in the future. These or other medical device or robotics companies, academic and research institutions, or others, may develop new technologies or therapies that provide a superior walking and usage experience, are more effective in treating the secondary medical conditions that we target or are less expensive than ReWalk, ReStore, AlterG, or future products. Our technologies and products could be rendered obsolete by such developments. We may also compete with other treatments and technologies that address the secondary medical conditions that our products seek to mitigate.

Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, and other resources than we do or may be more successful in attracting potential customers, employees, and strategic partners. In addition, potential customers, such as hospitals and rehabilitation centers, could have long-standing or contractual relationships with competitors or other medical device companies. Potential customers may be reluctant to adopt ReWalk, ReStore, or AlterG, particularly if it competes with or has the potential to compete with or diminish the need/utilization of products or treatments supported through these existing relationships. If we are not able to compete effectively, our business and results of operations will be negatively impacted.

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

We utilize independent distributors for the ReWalk and ReStore products who are free to market other products that compete with ours.

While we expect that the percentage of our sales generated from independent distributors will decrease over time as we continue to focus our resources on achieving reimbursement within our direct markets in the United States and Europe, we believe that independent distributors of the ReWalk or ReStore products will continue to be an important distribution channel for us in the future. None of our independent distributors has been required to sell our products exclusively. Our agreements with these distributors generally have one-year initial terms and automatic renewals for an additional year. If any of our key independent distributors of the ReWalk or ReStore products were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our product margins to be lower than if we directly marketed and sold our products.

We may receive a significant number of warranty claims or our ReWalk, ReStore, or AlterG systems may require significant amounts of service after sale.

Sales of ReWalk generally include a five-year warranty for parts and services, other than for normal wear and tear. Some of our active devices were delivered prior to 2019 with a two-year warranty so we provide these customers with the option to purchase an extended warranty for up to an additional three years. Our ReStore product offering includes a two-year warranty for parts and services. The AlterG Anti-Gravity systems are sold with a one-year factory warranty covering parts and services.  If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated expenditures for parts and services, which could have a material adverse effect on our operating results.

We may not be able to enhance our exoskeleton product offerings through our research and development efforts.

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

On May 16, 2016, we entered into the Collaboration Agreement and License Agreement with Harvard. Pursuant to the Collaboration Agreement, we have agreed to collaborate with Harvard for the research, design, development, and commercialization of lightweight exoskeleton system technologies for lower limb disabilities, aimed to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. The Collaboration Agreement concluded on March 31, 2022.  The License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. For more information on the collaboration with Harvard, see “Part I. Item 1. Business - Research and Development - Research and Development Collaborations”.

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

From time to time, we may consider opportunities to acquire or license other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. For example, as discussed above in “Part I. Item 1. Business - Overview”, on August 11, 2023, we completed the acquisition of AlterG, and AlterG became an indirect and wholly-owned subsidiary of the Company. Potential acquisitions involve numerous risks, including:

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

We have no current commitments with respect to any acquisition or licensing. We do not know if we will be able to identify such acquisitions or licensing we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms, or at all, or whether we will be able to successfully integrate any acquired products or technologies. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results, and financial condition. For more information, see the risk factor above entitled “Risks Related to Our Business and Our Industry – We may fail to realize the benefits expected from our acquisition of AlterG, which could adversely affect the price of our ordinary shares.”

Risks Related to Government Regulation

Although the FDA granted Breakthrough Device Designation status to our ReBoot device, this designation does not guarantee regulatory clearance, or a speedier clearance timeline.

In November 2021, the FDA granted Breakthrough Device Designation status to ReBoot, a personal soft exo-suit for home and community use by individuals post-stroke.  In May 2021, the FDA granted Breakthrough Device Designation status to the ReWalk with stair functionality.  For more information regarding the Breakthrough Device, see “Part I, Item 1. Business-Government Regulation” above.

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

Recent political changes in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, global trade, and government policy that could substantially impact our business and the medical device industry generally. Certain proposals, if enacted into law, could impose limitations on the prices we will be able to charge for our ReWalk system or any products we may develop and offer in the future, or the amounts of reimbursement available for such products from governmental agencies or third-party payors. Additionally, any reduction in reimbursement from Medicare or other government-funded federal programs, including the VHA, or state healthcare programs could lead to a similar reduction in payments from private commercial payors. The FDA’s policies may also change, and additional government regulations may be issued that could prevent, limit, or delay regulatory approval of our future products, or impose more stringent product labeling and post-marketing testing and other requirements.

We expect that changes or additions to the ACA or the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

Other legislative changes have been proposed and adopted since passage of the ACA. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2% per fiscal year. This 2% reduction was temporarily suspended during the pandemic, but has since been reinstated and, unless Congress and/or the Administration take additional action, will begin to increase gradually starting in April 2030, reaching 4% in April 2031, until sequestration ends in October 2031. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The 2022 Inflation Reduction Act, among other things, directs CMS to engage in price-capped negotiation for certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation, and redesigns the Part D drug benefit, effective in 2025.

The implementation of cost containment measures or other healthcare reforms may thus prevent us from being able to generate revenue, attain profitability or further commercialize our existing or future products. We are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaboration agreements for the further development and commercialization of our programs and products.

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

In June 2014, the FDA granted our request for “de novo” classification, which provides a route to market for medical devices that are low to moderate risk, but are not substantially equivalent to a predicate device, and classified ReWalk as Class II powered exoskeleton device subject to certain special controls. In March 2023 the FDA granted 510(k) clearance for the ReWalk Personal Exoskeleton with stair and curb functionality, which adds usage on stairs and curbs to the indication for use for the device in the U.S. The ReWalk is intended to enable individuals with spinal cord injuries to perform ambulatory functions under supervision of a specially trained companion, and inside rehabilitation institutions. The special controls established in the de novo order for all powered exoskeletons include the following: clinical testing to demonstrate safe and effective use considering the level of supervision necessary and the use environment; non-clinical safety and performance testing, including durability testing to demonstrate that the device performs as intended under anticipated conditions of use; a training program; and labeling related to device use and user training. In order for us to market ReWalk, we must comply with both general controls, including controls related to quality, facility registration, reporting of adverse events and labeling, and the special controls established for the device. Failure to comply with these requirements could lead to an FDA enforcement action, which would have a material adverse effect on our business.

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

In the E.U. we are subject to regulations and standards regulating the design, manufacture, clinical trials, labeling and adverse event (i.e., vigilance) reporting for medical devices. The Medical Devices Regulation (EU) 2017/745 (MDR) became fully applicable on May 26, 2021, repealing and replacing the pre-existing E.U. Medical Devices Directive 93/42/EEC. Devices that comply with the requirements of the MDR, subject to certain transitional provisions that allow continued compliance of certain products to the Directive, are entitled to bear the CE mark, indicating that the device conforms to the essential requirements of the MDR and, accordingly, can be commercially distributed throughout the European Economic Area (i.e., the E.U. Member States plus Norway, Iceland, and Lichtenstein). We comply with the E.U. requirements and have received the CE mark for all of our ReWalk systems including the ReStore device which are distributed in the E.U. As compared with the Directive, the MDR includes additional premarket and post-market requirements, as well as potential product reclassifications and more stringent commercialization requirements that could adversely affect our CE mark. Failure to comply with these new requirements could lead to substantial penalties, including fines, revocation or suspension of CE mark and criminal sanctions.

Following the introduction of a product, the governmental agencies will periodically inspect our manufacturing processes and quality controls, and we are under a continuing obligation to ensure that all applicable regulatory requirements continue to be met. The process of complying with the applicable good manufacturing practices, adverse event reporting and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing, or sale of our devices. In addition, if we fail to comply with applicable regulatory requirements, it could result in fines, closure of manufacturing sites, seizures or recalls of products and damage to our reputation, as well as enforcement actions against us. For example, the FDA could request that we recall our ReWalk Personal Exoskeleton or ReStore device in case of product defects or require us to conduct post-market surveillance studies. If we fail to recall the device and/or conduct requested post-market surveillance studies to FDA’s satisfaction, we could be subject to FDA enforcement action.

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

We and our manufacturer Sanmina are required to comply with the FDA’s QSR which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of our products. We, Sanmina, and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we or our distributors market our products abroad. We continue to monitor our quality management to maintain our overall level of compliance. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If our facilities or those of Sanmina or our suppliers are found to be in violation of applicable laws and regulations, or if we, Sanmina, or our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

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

The FCPA applies to companies, including ours, with a class of securities registered under the Exchange Act. The FCPA and other anti-bribery laws to which various aspects of our operations may be subject generally prohibit companies and their employees, agents, and other intermediaries from authorizing, promising, offering, providing, or making, directly or indirectly, improper payments or anything else of value to government officials for the purpose of obtaining or retaining business. The FCPA also requires covered companies such as ours to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.  In various jurisdictions, our operations require that we and third parties acting on our behalf routinely interact with government officials, including medical personnel who may be considered government officials for purposes of these laws because they are employees of state-owned or controlled facilities. Other anti-bribery laws to which various aspects of our operations may be subject, including the United Kingdom Bribery Act, also prohibit improper payments to private parties and prohibit receipt of improper payments. Our policies prohibit our employees from making or receiving corrupt payments, including, among other things, to require compliance by third parties engaged to act on our behalf. Our policies mandate compliance with these anti-bribery laws; however, recent years have seen an increase in the global enforcement of anti-corruption laws and our international operations could increase the risk of such violations. As a result, the existence and implementation of a robust anti-corruption program cannot eliminate all risk that unauthorized improper acts have been or will be committed by our employees or agents. Violations of these anti-corruption laws, or allegations of such violations, could result in civil or criminal sanctions or other adverse consequences, including disruption of our business and harming our financial condition, results of operations, cash flows and reputation.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal, state and foreign laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services, or HHS, promulgated patient privacy rules under HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Additionally, the E.U. General Data Protection Regulation (the “GDPR”), imposes more stringent data protection requirements and provides for penalties for noncompliance. Thus, with respect to our operations in Europe, the GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Additionally, if we or any of our service providers are found to be in violation of the promulgated patient privacy rules under HIPAA or the GDPR, we could be subject to civil or criminal penalties, which could be substantial and could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results.

In addition, a number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (“CCPA”) which, among other things, contains new obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. Meanwhile, other states have enacted or are considering enacting privacy laws like the CCPA.  Furthermore, it is anticipated that the California Privacy Rights Act of 2020, effective January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law.  We will continue to monitor and assess the impact of state law developments, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

Compliance with various regulations, including those related to our status as a U.S. public company and the manufacturing, labeling, and marketing of our products, may result in heightened general and administrative expenses and costs, divert management’s attention from revenue-generating activities and pose challenges for our management team, which has limited time, personnel and finances to devote to regulatory compliance.

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

Risks Related to Our Intellectual Property and Information Technology

We depend on computer and telecommunications systems we do not own or control and failures in our systems or a cybersecurity attack or incident relating to our IT systems or technology could significantly disrupt our business operations or result in sensitive customer information being compromised which would negatively materially affect our reputation and/or results of operations.

We have entered into agreements with third parties for hardware, software, telecommunications, and other information technology services in connection with the operation of our business. It is possible we or a third party that we rely on could incur interruptions from a loss of communications, hardware or software failures, a cybersecurity attack or an incident relating to our IT systems or technology, ransomware, phishing attacks, computer viruses or malware. We believe that we have positive relations with our vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or to our information systems or any of those operated by a third party that we rely on could significantly disrupt our business operations.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile cybersecurity incidents at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems, and to fraudulently induce employees, customers, or others to disclosure information or unwittingly provide access to systems or data. A cyberattack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers, including technical support for our ReWalk devices. While we have certain cybersecurity safeguards in place designed to protect and preserve the integrity of our information technology systems, we have experienced and expect to continue to experience actual or attempted cyberattacks of our IT systems or networks. However, none of these actual or attempted cyberattacks has had a material effect on our operations, business strategy, or financial condition.

Additionally, we have access to sensitive customer information in the ordinary course of business. If a significant cybersecurity incident occurred, our reputation may be adversely affected, customer confidence may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse effect on us. For more information, see “—Risks Related to Government Regulation” above.  If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.” above.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks, confidentiality, and assignment agreements with our employees and certain of our contractors, and confidentiality agreements with certain of our consultants, scientific advisors, and other vendors and contractors. In addition, we rely on trade secret law to protect our proprietary software and product candidates/products in development. For more information, see “Part I, Item 1. Business—Intellectual Property” above.

Our patent position with respect to our exoskeleton and anti-gravity systems can be highly uncertain and involves many new and evolving complex legal, factual, and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or products from competition or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our patent pending applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing and in order to continue reducing operational expenses in the future, we may invest fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy.

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

Robotics, exoskeletons, and anti-gravity system technologies have been developing rapidly in recent years. We are aware of several other companies developing competing exoskeleton devices for individuals with limited mobility and we expect the level of competition and the pace of development in our industry to increase.  Likewise, we are aware of several companies with commercial anti-gravity or treadmill-based gait therapy systems. For more information, see “Part I, Item 1. Business—Competition” above. While we believe our tilt-sensor technology provides a more natural and superior method of exoskeleton activation, which creates a better user experience, as well as that our licensed technology used in our ReStore device is unique and provides better results when compared to other products, a variety of other activation and control methods exist for exoskeletons, several of which are being developed by our competitors, or may be developed in the future. Additionally, while our DAP technology provides what we believe is a superior method for partial weight displacement with strong market acceptance, there may be competitors developing innovative alternative gait therapies that could be introduced in the future. As a result, our patent portfolio and proprietary technology and processes may not provide us with a significant advantage over our competitors, and competitors may be able to design and sell alternative products that are equal to or superior to our products without infringing on our patents. In addition, as our current patents begin to expire, we may lose a competitive advantage over our competitors as we will no longer be able to keep our competitors from practicing the technology covered by the claim of the expired patents. We may also be unable to adequately develop new technologies and obtain future patent protection to preserve a competitive advantage. If we are unable to maintain a competitive advantage, our business and results of operations may be materially adversely affected.

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

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered the trademark “ReWalk” in Israel and in the United States. The trademark “ReStore” is registered in Europe, the United States and the United Kingdom. The trademark “Alter G” is registered in the United States, Europe, Israel, and the United Kingdom.  We have also recently sought trademark registration of “Lifeward” in the United States, Europe, and Israel.  In jurisdictions where we have not registered our trademark and are using it, and as permitted by applicable local law, we rely on common law trademark protection. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

As of February 27, 2024, 19,135,096 ordinary shares were issuable pursuant to the exercise of warrants, with exercise prices ranging from $1.25 to $9.375 per warrant, issued in private and registered offerings of ordinary shares and warrants in April 2019, June 2019, February 2020, July 2020, December 2020, February 2021 and September 2021. We have registered with the SEC all of these warrants and/or the resale of the shares issuable upon their exercise. There were also 6,679 ordinary shares issuable pursuant to the exercise of warrants granted to Kreos Capital V (Expert Fund) Limited (“Kreos”), in connection with the loan agreement we signed with Kreos on December 30, 2015 (the “Loan Agreement”) in January and December 2016, with an exercise price that is  set to $7.50 per warrant. For more information, “Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises”, below.

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

We have historically used, and continue to use, our ordinary shares as a means of both rewarding our employees, non-employee directors, and consultants and aligning their interests with those of our shareholders. As of December 31, 2023, 4,824,530 ordinary shares remained available for issuance to our and our affiliates’ respective employees, non-employee directors, and consultants under our equity incentive plans, including 3,805,585 ordinary shares subject to outstanding awards (consisting of outstanding options to purchase 33,171 ordinary shares and 3,772,414 ordinary shares underlying unvested RSUs, and we may seek to increase the number of shares available under our equity incentive plans in the future. For more information, see Note 9b to our consolidated financial statements for the year ended December 31, 2023, below.

Additionally, to the extent registered on a Form S-8, ordinary shares granted or issued under our equity incentive plans will, subject to vesting provisions, lock-up restrictions, and Rule 144 volume limitations applicable to our “affiliates,” be available for sale in the open market immediately upon registration. Further, as of December 31, 2023, there were 19,187,375 ordinary shares underlying issued and outstanding warrants, which if exercised for ordinary shares, could decrease the net tangible book value of our ordinary shares and cause dilution to our existing shareholders. Sales of a substantial number of the above-mentioned ordinary shares in the public market could result in a significant decrease in the market price of our ordinary shares and have a material adverse effect on an investment in our ordinary shares.

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

There is currently one equity analyst publishing research reports about our business, and we are currently seeking to attract additional coverage. If our results of operations are below the estimates or expectations of our sole analyst or consensus assuming we have some analysts and investors, our share price could decline. Moreover, the price of our ordinary shares could decline if one or more securities analysts downgrade our ordinary shares or if analysts issue other unfavourable commentary or stop publishing research or reports about us or our business (as has occurred over time, with a decrease in the number of analysts following us from five in 2014 to one in 2022). Given that there is only one analyst that currently covers our business, we face an increased risk that such analyst’s evaluation of our business, if less than positive, will cause a larger decline in our stock price than would otherwise be the case if we had multiple analysts covering our business.

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

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which allows us to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we may continue to use reduced compensation disclosure obligations, and, provided we are also a “non-accelerated filer,” we will not be obligated to follow the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain a smaller reporting company until the last day of the fiscal year in which we have at least $100 million in revenue and at least $700 million in aggregate market value of ordinary shares held by non-affiliated persons and entities (known as “public float”), or, alternatively, if our revenue exceed $100 million, until the last day of the fiscal year in which our public float was at least $250.0 million (in each case, with respect to public float, as measured as of the last business day of the second quarter of such fiscal year).  For the year ended December 31, 2023, we recorded revenue of approximately $13.9 million.

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

Based on our gross income and assets, the market price of our ordinary shares, and the nature of our business, we believe that we were not a PFIC for the taxable year ended December 31, 2023. However, this determination is subject to uncertainty. In addition, there is a significant risk that we may be a PFIC for future taxable years, unless the market price of our ordinary shares increases, or we reduce the amount of cash and other passive assets we hold relative to the amount of non-passive assets we hold. Accordingly, no assurances can be made regarding our PFIC status in one or more subsequent years, and our U.S. counsel expresses no opinion with respect to our PFIC status in the taxable year ended December 31, 2023, or the current year 2024, and also expresses no opinion with respect to our predictions or past determinations regarding our PFIC status in the past or in the future.

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

Our ordinary shares were first publicly offered in our initial public offering in September 2014, at a price of $300.00 The market price of our ordinary shares has been in the past, and could continue to be, highly volatile and may fluctuate substantially as a result of many factors. Moreover, while there is no established public trading market for the warrants offered in our follow-on public offerings, and we do not expect one to develop, our ordinary shares will be issuable pursuant to exercise of these warrants. Because the warrants are exercisable into our ordinary shares, volatility, or a reduction in the market price of our ordinary shares could have an adverse effect on the trading price of the warrants. Factors which may cause fluctuations in the price of our ordinary shares include, but are not limited to:

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

●	developments with respect to intellectual property rights;

●	competition from existing or new technologies and products;

●	changes in key personnel;

●	the trading volume of our ordinary shares;

●	changes in the estimation of the future size and growth rate of our markets;

●	changes in our quarterly or annual forecasts with respect to operating results and financial conditions;

●	general economic and market conditions and;

●	announcements regarding business acquisitions.

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

             In early October 2023, Hamas terrorists based in the Gaza Strip attacked cities and villages inside Israel, murdering approximately 1,400 Israelis, wounding thousands, and abducting more than 200. The attack was accompanied by numerous rocket attacks on central and southern Israel. These rocket attacks continue through the date of this annual report. Israel called up substantial numbers of reservists and responded with extensive aerial attacks and a broad ground attack on terrorist targets in Gaza.

              Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon has also launched missile, rocket, and shooting attacks against Israeli military sites, troops, and civilian areas in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on Hezbollah in southern Lebanon and targets in Syria. It is possible that other terrorist organizations, including those located in the West Bank, as well as other countries hostile to Israel, such as Iran, will join the hostilities. Terrorist groups have also attacked U.S. military targets in the Middle East. These clashes have recently intensified and may escalate into a greater regional conflict.

             Although we continue to monitor the situation closely, to date our operations in Israel – consisting primarily of the operations, quality, and R&D functions of the legacy ReWalk business and some finance functions – have continued without material interruption. In 2023, sales to customers in Israel accounted for less than 2% of our total revenues, and as of the date of this filing, approximately 80% of our employees are located outside of Israel. With the acquisition of AlterG in August 2023 and the anticipated shift in our sources of revenue in connection therewith, our Israel operations have become a less significant portion of our consolidated ReWalk operations. Our Israeli facilities are based in northern Israel, in an area that to date has seen minor disruptions from rocket attacks. Although to date none of our Israeli employees have been mobilized for emergency military service, we cannot predict whether there will be further mobilization of reservists and any further mobilization could further impact our employees, including employees who serve in critical roles in our company, which could adversely affect our ability to operate and our results of operations.

              Sanmina, a well-established contract manufacturer with expertise in the medical device industry, manufactures all of our legacy ReWalk products at its facility in northern Israel. There has been no disruption to date to Sanmina’s business. If this facility were to be damaged or destroyed, or if Sanmina were otherwise unable to operate this facility, this could affect the supply of our legacy ReWalk products, and our business and our operating results would be negatively affected.

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

Our technology development and quality headquarters, which houses substantially all of our research and development and our core research and development team, including engineers, machinists, and quality and regulatory personnel, as well as the facility of our contract manufacturer, Sanmina, are located in Israel. Many of our employees, directors and officers are residents of Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, Hamas, Hezbollah (an Islamist militia and political group in Lebanon) and other armed groups. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could materially and adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. In particular, an interruption of operations at the Tel Aviv airport related to the conflict in the Gaza Strip or otherwise could prevent or delay shipments of our components or products. Although we maintain inventory in the United States and Germany, an extended interruption could materially and adversely affect our business, financial condition, and results of operations.

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

Many Israeli citizens are obligated to perform one month, and in some cases more, of annual military reserve duty until they reach the age of 45 (or older, for reservists with certain occupations) and, in the event of a military conflict, may be called to active duty. In response to terrorist activity, there have been periods of significant call-ups of military reservists. Some of our executive officers and employees, as well as those of Sanmina, the manufacturer of all of our products, are required to perform annual military reserve duty in Israel and may be called to active duty at any time under emergency circumstances. As described in the risk factor above entitled “Conditions in Israel, including Israel’s war against Hamas and other terrorist organizations in the Gaza Strip and a potential escalation of the conflict on Israel’s northern border, may materially and adversely affect our business and results of operations,” in response to the attack by Hamas on Israel in October 2023 Israel has called up substantial numbers of reservists. Although to date these call-ups have not had a material impact on our operations or on Sanmina’s ability to manufacture our products, we cannot predict whether there will be further mobilization of reservists and our operations and the operations of Sanmina could be disrupted by such call-ups.

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

From our inception through December 31, 2023, we received a total of $2.6 million from the IIA. We may in the future apply to receive additional grants from the IIA to support our research and development activities. With respect to some grants that were royalty-bearing grants, we are committed to paying royalties at a rate of 3.0% on sales proceeds up to the total amount of grants received, linked to the dollar, and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even after payment in full of these amounts, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research, Development and Technological Innovation Law, 1984, or the R&D Law, and related regulations, with respect to those past grants. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and of the manufacturing or manufacturing rights of such products, technologies, or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approvals at all.

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

A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967 (the “Patent Law”) and recent decisions by the Israeli Supreme Court and the Israeli Compensation and Royalties Committee, a body constituted under the Patent Law, employees may be entitled to remuneration for intellectual property that they develop for us unless they explicitly waive any such rights. Although we enter into agreements with our employees pursuant to which they agree that any inventions created in the scope of their employment or engagement are owned exclusively by us, we may face claims demanding remuneration. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and former employees, or be forced to litigate such claims, which could negatively affect our business.

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

Your rights and responsibilities as a shareholder will be governed by Israeli law, which differs in some material respects from the rights and responsibilities of shareholders of U.S. companies.

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

In recent years, certain Israeli issuers listed on United States exchanges have been faced with governance-related demands from activist shareholders, unsolicited tender offers and proxy contests. Given our relatively low market cap and cash balance we might be an attractive target for such activists, in connection with our 2022 Annual General Meeting of Shareholders, Creative Value Capital Limited Partnership (“CVC”), which claimed to hold approximately three percent of our outstanding shares, nominated two candidates for election to our board of directors and submitted two additional proposals (including amendments to our Articles of Association) for approval at our 2022 Annual General Meeting of Shareholders held on July 27, 2022. Although none of CVC’s proposals were approved at the meeting, addressing and responding to such proposals was significantly costly and time-consuming, and diverted the attention of our management and employees.

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

We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the U.S. dollar. For example, while the NIS devalued against the U.S. dollar at a rate of approximately 3.1% and 4% during the fiscal year 2023 and 2022, respectively, during the fiscal year 2021 the NIS appreciated against the U.S. dollar at a rate of approximately 3%, respectively. The Israeli annual rate of inflation amounted to 2.96%, 5.3%, and 1.5% for the years ended December 31, 2023, 2022 and 2021, respectively.

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

We are subject to a complex system of laws and regulations related to international trade, including economic sanctions and export control laws and regulations. We also depend on our distributors and agents for compliance and adherence to local laws and regulations in the markets in which they operate. Significant political or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the presidential administration in the United States or the U.K.’s exit from the E.U., are difficult to predict and may have a material adverse effect on us. For example, in the United States, the Trump administration-imposed tariffs on imports from China, Mexico, Canada, and other countries, and expressed support for greater restrictions on free trade and increase tariffs on goods imported into the United States. Changes in U.S. political, regulatory, and economic conditions or in its policies governing international trade and foreign manufacturing and investment in the United States could adversely affect our sales in the United States.

We are also subject to the FCPA and may be subject to similar worldwide anti-bribery laws that generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business.  Despite our compliance and training programs, we cannot be certain that our procedures will be sufficient to ensure consistent compliance with all applicable international trade and anti-corruption laws, or that our employees or channel partners will strictly follow all policies and requirements to which we subject them. Any alleged or actual violations of these laws may subject us to government scrutiny, investigation, debarment, and civil and criminal penalties, which may have an adverse effect on our results of operations, financial condition and reputation.

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

During our 2023 taxable year, we believe that we had one shareholder that was a Ten Percent Shareholder for U.S. federal income tax purposes. However, our CFC status for the taxable year ending on December 31, 2023, and our current taxable year is unknown, and we may be a CFC for the taxable year ending on December 31, 2023, our current taxable year or a following year. In addition, recent changes to the attribution rules relation to the determination of CFC status may make it difficult to determine our CFC status for any taxable year or the CFC status of any of our subsidiaries. U.S. holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a passive foreign investment company, or PFIC, we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

If there are significant disruptions in our information technology systems, our business, financial condition, and operating results could be adversely affected.

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

Development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, in 2018 and 2019 the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown or budget sequestration occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets, such as through the declaration of effectiveness of registration statements and obtain necessary capital in order to properly capitalize and continue our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company relies on information systems and the data stored on them to conduct its operations. We have adopted and maintain a cybersecurity risk management program in accordance with our risk profile and business that is informed by and incorporates elements of industry standards.

Our cybersecurity risk management program incorporates multiple components, including, but not limited to, ongoing monitoring of critical risks from cybersecurity threats using automated tools. Additionally, we have implemented an employee education and training program, which we provide on an annual basis, that is designed to raise awareness of cybersecurity threats. To support our cybersecurity risk management program, we leverage managed service providers and other third-party information technology and cybersecurity providers and consultants, including to perform regular system scans and threat intelligence analysis. Additionally, we require certain third-party providers and consultants to adhere to contractual requirements relating to privacy and cybersecurity standards.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Governance

Our audit committee, which reports directly to the board of directors, is responsible for overseeing our cybersecurity risk management program. The audit committee receives periodic updates on cybersecurity risks, mitigation strategies, and, in the event of a cybersecurity incident, incident response strategies from our Chief Financial Officer (“CFO”). The audit committee updates the full board of directors on matters relating to cybersecurity risk management and critical cybersecurity risks as appropriate.

Our Chief Technology Officer (“CTO”), who reports directly to our Vice President of Finance and, ultimately, our Chief Financial Officer, is responsible for the day-to-day management of our cybersecurity risk management program. The individual currently serving in this position is a third-party consultant who maintains 20 years of experience advising similarly situated companies on information technology and cybersecurity risk management.  Our CTO provides regular cybersecurity updates to our Vice President of Finance and Chief Financial Officer on matters relating to our cybersecurity program and cybersecurity risk management.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Yokneam, Israel, our U.S. headquarters are located in Marlborough, Massachusetts, with additional offices in Fremont, California, and Queens, New York, and our European headquarters are located in Berlin, Germany.

All of our facilities are leased, and we do not own any real property. The table below sets forth details of the square footage of our current leased properties, all of which are utilized. We have no material tangible fixed assets apart from the properties described below.

Square feet (approximate)
Fremont, California	40,320
Marlborough, Massachusetts	11,850
Yokneam, Israel	11,500
Queens, New York	1,105
Berlin, Germany	950
Total	65,725

We believe our facilities are adequate and suitable for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Occasionally we are involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal matters is inherently uncertain. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings to which we are a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares began trading publicly on The Nasdaq Global Market on September 12, 2014 under the symbol “RWLK” and were transferred for listing on The Nasdaq Capital Market effective May 25, 2017. In January 2024, the symbol for our ordinary shares was changed to “LFWD”. As of February 23, 2024, we had approximately 278,478 shareholders of record.

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

Individuals who are subject to tax in Israel are also subject to an additional tax at the rate of 3% on annual income exceeding a certain threshold (NIS 721,560 for 2024, linked to the annual change in the Israeli Consumer Price Index), including, but not limited to, income derived from dividends, interest, and capital gains.

Recent Sales of Unregistered Equity Securities

None.

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

Overview

We are a medical device company that designs, develops, and commercializes life-changing solutions that span the continuum of care in physical rehabilitation and recovery, delivering proven functional and health benefits in clinical settings as well as in the home and community.  Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”).  These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement.  These SCI Products allow individuals with spinal cord injury (“SCI”) the ability to stand and walk again during everyday activities at home or in the community. In March 2023, we received clearance of our premarket notification (“510(k)”) from the U.S. Food and Drug Administration (“FDA”) for the ReWalk Personal Exoskeleton with stair and curb functionality, which adds usage on stairs and curbs to the indication for use for the device in the United States (U.S.). The clearance permits U.S. customers to participate in more walking activities in real-world environments in their daily lives where stairs or curbs may have previously limited them when using the exoskeleton for its intended, FDA-indicated uses. This feature has been available in Europe since initial CE Clearance, and real-world data from a cohort of 47 European users throughout a period of over seven years consisting of over 18,000 stair steps was collected to demonstrate the safety and efficacy of this feature and support the FDA submission.

We have sought to expand our product offerings beyond the SCI Products through internal development and distribution agreements and acquisitions.  We have developed our ReStore Exo-Suit device, which we began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. During the second quarter of 2020, we finalized and moved to implement two separate agreements to distribute additional product lines in the United States. We are the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to US veterans through the Veterans Health Administration (“VHA”) hospitals. In the second quarter of 2020, we also became the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States; however, due to unsatisfactory sales performance of the MediTouch product lines, we terminated this agreement as of January 31, 2023. We refer to the MediTouch and MyoCycle devices as our “Distributed Products.”

On August 11, 2023, we made our first acquisition to supplement our internal growth when we acquired AlterG, Inc. (“AlterG”), a leading provider of Anti-Gravity systems for use in physical and neurological rehabilitation. Our AlterG Anti-Gravity systems use patented, National Aeronautics and Space Administration (“NASA”) derived differential air pressure (“DAP”) technology to reduce the effects of gravity and allow patients to rehabilitate with finely calibrated support and reduced pain. AlterG Anti-Gravity systems are utilized in over 4,000 facilities globally in more than 40 countries. We will continue to evaluate other products for distribution or acquisition that can broaden our product offerings further to help individuals with neurological injury and disability.

We are in the research stage of ReBoot, a personal soft exo-suit for home and community use by individuals post-stroke, and we are currently evaluating the reimbursement landscape and the potential clinical impact of this device. This product would be a complementary product to ReStore as it provides active assistance to the ankle during plantar flexion and dorsiflexion for gait and mobility improvement in the home environment, and it received Breakthrough Device Designation from the FDA in November 2021.  Further investment in the development path of the ReBoot was paused in 2023 pending determination regarding the clinical and commercial opportunity of this device.

Our principal markets are primarily in the United States and Europe with some lesser sales in Asia, the Middle East and South America. We sell our products primarily directly in the United States, through a combination of direct sales and distributors (depending on the product line) in Germany, Canada, and Australia, and primarily through distributors in other markets. In markets where we sell direct to consumers, we have established relationships with clinics and rehabilitation centers, professional and college sports teams, and individuals and organizations in the SCI community, and in markets where we do not sell direct to consumers, our distributors maintain these relationships. We have primary offices in Marlborough, Massachusetts, Fremont, California, Berlin, Germany and Yokneam, Israel, from where we operate our business.

We have in the past generated and expect to generate in the future revenue from a combination of clinics and rehabilitation centers, commercial distributors, third-party payors (including private and government payors), professional and college sports teams, and self-pay individuals. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for exoskeleton technologies such as the ReWalk Personal Exoskeleton, we are pursuing various paths of reimbursement and support fundraising efforts by institutions and clinics, such as the VHA policy that was issued in December 2015 for the evaluation, training, and procurement of ReWalk Personal Exoskeleton systems for all qualifying veterans living with SCI across the United States.

We have also pursued updates with the Centers for Medicare & Medicaid Services (“CMS”) to clarify the Medicare coverage category (i.e., benefit category) applicable for personal exoskeletons. In 2022, the National Spinal Cord Injury Statistical Center (“NSCISC”) reported that CMS is the primary payor for approximately 57% of the SCI population which are at least five years post their injury date, with Medicare representing a majority of this percentage. In July 2020, following a successful submission and hearing process, a code was issued for ReWalk Personal Exoskeleton, which may be used for purposes of claim submission to Medicare, Medicaid, and other payors.

On November 1, 2023, CMS released the Calendar Year 2024 Home Health Prospective Payment System Final Rule, CMS-1780-F (“Final Rule”), which was adopted through the notice and comment rulemaking process. The Final Rule includes a policy confirming that personal exoskeletons are included in the Medicare brace benefit category, as of January 1, 2024. Medicare personal exoskeleton claims with dates of service on or after January 1, 2024 that are billed using HCPCS code K1007 are assigned to the brace benefit category. CMS reimburses items classified under the brace benefit category using a lump sum payment methodology.

On November 29, 2023, CMS included the “ReWalk Personal Prosthetic Exoskeleton System” in the HCPCS public meeting where it solicited feedback on a preliminary payment determination of $94,617 for HCPCS code K1007. The preliminary payment determination was made by CMS by applying a “gap filling” process, which was used in light of CMS determining that the code describing the technology has no fee schedule pricing history and that lower extremity exoskeletons incorporate “revolutionary features” that cannot be described by or considered comparable to any other existing code or combination of codes. As part of gap-filling, CMS utilizes verifiable supplier or commercial pricing information and adjusts this pricing information according to a deflation and update factor methodology. In applying this formula to the K1007 code describing the ReWalk Personal Exoskeleton, CMS says that it relied on information about average prices from 2020 market transactions for which CMS had data.

CMS solicited information on updated verifiable market transactions from ReWalk, as well as any other makers of similar bilateral, lower limb exoskeletons, to “ensure that the Medicare payment amount for this code accurately reflects the full market of devices that would be classified in this code.” We participated in the HCPCS meeting process on November 29, 2023 to provide additional information to help ensure that the final payment determination accurately reflects current pricing information related to the market of lower-limb exoskeleton devices, including the current ReWalk Personal Exoskeleton. A final Medicare payment determination is expected from CMS in first quarter of 2024 with an April 1, 2024, effective date.

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

Components of Our Statements of Operations

Revenue

We currently rely, and in the future will rely, on sales and rentals of our ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices, sales and rentals of our AlterG Anti-Gravity systems and related consumables and services, and sales of our ReStore exo-suit device, additional Distributed Products such as the MyoCycle, and related extended service contracts for the SCI Products. Our revenue is generated from a combination of third-party payors, including private and government employers, institutions, and self-payors. Payments for our products by third party payors have been made primarily through case-by-case determinations. Third-party payors include, without limitation, private insurance plans, workers’ compensation programs, managed care organizations, and government programs including the VHA and Medicare. We expect that third-party payors will be an increasingly important source of revenue in the future as we increase the volume of sales of ReWalk Personal systems to Medicare-eligible beneficiaries following establishment of a benefit category and anticipated pricing.  In December 2015, the VHA issued a national policy for the evaluation, training, and procurement of ReWalk Personal Exoskeleton systems for all qualifying veterans across the United States. The VHA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury.

 ReWalk Personal and ReWalk Rehabilitation Exoskeleton systems are generally covered by a five-year warranty from the date of purchase, which is included in the purchase price. The warranty covers all elements of the systems, including the batteries, other than normal wear and tear. Our ReStore device is sold with a two-year warranty. The AlterG Anti-Gravity systems are sold with a one-year factory warranty covering parts and services in the U.S. and a two-year factory warranty covering parts only in the rest of the world. Warranties for our Distributed Products range between three years to ten years depending on the specific product and part and are the responsibility of the manufacturers.

Cost of Revenue and Gross Profit

For ReWalk and ReStore, cost of revenue consists primarily of complete systems purchased from our outsourced manufacturer, Sanmina.  For these products, cost of revenue also includes internal costs such as salaries and related personnel costs including non-cash share-based compensation, functions that support manufacturing and inventory management, training and inspection, service activities, freight costs, and reserves for warranty and inventory condition. The cost of revenue also includes royalties and expenses related to royalty-bearing research and development grants.

For our AlterG systems, which we manufacture ourselves at our facility in Fremont, California, cost of revenue consists primarily of raw materials, direct labor, indirect labor, and other factory overhead costs such as rent and utilities.  In addition, cost of revenue also includes field service costs, shipping expenses and reserves for warranty and inventory condition.

For Distributed Products such as the MyoCycle cost of revenue consists primarily of complete systems purchased from MYOLYN. In addition, the cost of revenue also includes field service costs and shipping expenses.

Our gross profit and gross margin (defined as gross profit as a percentage of revenue) are influenced by a number of factors, including the volume and price of our products sold, fluctuations in the mix of products sold, and variability in our cost of revenue. We expect gross profit and gross margin will expand in the future as we increase our revenue volumes and realize operating efficiencies associated with greater scale which will reduce the cost of revenue as a percentage of revenue.

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

Research and development expenses are presented net of the amount of any grants we receive for research and development in the period in which we receive the grant. We previously received grants and other funding from the IIA. Certain of those grants require us to pay royalties on sales of certain systems, which are recorded as cost of revenue. We may receive additional funding from these entities or others in the future. See “Grants and Other Funding” below.

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

Financial Expenses (Income), Net

Financial income and expenses consist of bank commissions, foreign exchange gains and losses, interest earned on investments in short term deposits and royalty income.

Interest income consists of interest earned on our cash and cash equivalent balances. Interest expense consists of interest accrued on, and certain other costs with respect to any indebtedness. Foreign currency exchange changes reflect gains or losses related to transactions denominated in currencies other than the U.S. dollar.

Taxes on Income

As of December 31, 2023, we had not yet generated taxable income in Israel. As of that date, our net operating loss carryforwards for Israeli tax purposes amounted to approximately $242.6 million. After we utilize our net operating loss carryforwards, we are eligible for certain tax benefits in Israel under the Law for the Encouragement of Capital Investments, 1959. Our benefit period currently ends ten years after the year in which we first have taxable income in Israel provided that the benefit period will not extend beyond 2024. AlterG had federal net operating loss carry forwards totalling $31.4 million and state net operating loss carry forwards of $47.2 million, set to expire in 2025 and 2028, respectively.

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

Grants and Other Funding

Israel Innovation Authority (formerly known as the Office of the Chief Scientist)

From our inception through December 31, 2023, we have received a total of $2.6 million in funding from the IIA, $1.6 million of which are royalty-bearing grants, $400 thousand were received in consideration for an investment in our preferred shares while $570 thousand was received without future obligation. Of the royalty-bearing grants received, we have paid royalties to the IIA in the total amount of $110 thousand. The agreements with IIA require us to pay royalties at a rate of 3% on sales of certain systems and related services up to the total amount of funding received for the development of these systems, linked to the dollar, and bearing interest at an annual rate of LIBOR applicable to dollar deposits. If we transfer IIA-supported technology or know-how outside of Israel, we will be liable for additional payments to IIA depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. As of December 31, 2023, the aggregate contingent liability to the IIA was $1.6 million. For more information, see “Part I, Item 1A. Risk Factors-We have received Israeli government grants for certain of our research and development activities and we may receive additional grants in the future. The terms of those grants restrict our ability to manufacture products or transfer technologies outside of Israel and we may be required to pay penalties in such cases or upon the sale of our company.”

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

Our revenue for 2023 and 2022 were as follows (dollars in thousands, except unit amounts):

	Years Ended December 31,
	2023	2022
Revenue	$13,854	$5,511

Revenues consist of SCI Products, AlterG Anti-Gravity systems, ReStore and Distributed Products.

Revenue was $13.9 million, an increase of $8.3 million, or 51%, during 2023 as compared to 2022. Of this increase, $7.7 million was attributable to the AlterG business, which was acquired on August 11, 2023.  The remaining increase of $0.7 million was a result of a higher revenues from ReWalk Personal Exoskeletons and MyoCycles.

In the future, we expect our growth to be driven by sales of our ReWalk Personal device through expansion of coverage and reimbursement by commercial and government third-party payors, and our AlterG Anti-Gravity systems, as well as sales of Distributed Products, and the ReStore device to rehabilitation clinics and personal users.

Gross Profit

Our gross profit for 2023 and 2022 were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Gross profit	$4,453	$1,905

Gross profit was $4.5 million, or 32% of revenue, for 2023, as compared to a gross profit of $1.9 million, or 35% of revenue for 2022. The AlterG business contributed $2.1 million of gross profit for 2023. Gross profit for 2023 also included the impact of $1.5 million for the amortization of intangible assets and purchase accounting inventory adjustments from the acquisition of AlterG.  Excluding the impact of these factors resulting from the acquisition of AlterG, gross profit was $2.4 million, or 38% of revenue for 2023, as compared to $1.9 million, or 35% of revenue for 2022. This increase was a result of a higher average selling price in 2023 due to new features in our ReWalk Personal Exoskeleton and MyoCycles.

We expect gross profit and gross margin will increase in the future as we increase our revenue volumes and realize operating efficiencies associated with greater scale which will reduce the cost of revenue as a percentage of revenue. Improvements may be partially offset by the lower margins we currently expect from ReStore as well as due to an increase in material costs.

Research and Development Expense, Net

Our research and development expense, net for 2023 and 2022 was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Research and development expense, net	$4,148	$4,031

Research and development expense was $4.1 million in 2023, an increase of $0.1 million, or 3%, during 2023 as compared to 2022. The AlterG business contributed $0.8 million of research and development spending for 2023.  Excluding the impact of the acquisition of AlterG, research and development declined by $0.7 million, or 17% for the year ended December 31, 2023. The decrease is attributable to the conclusion of the stairs capability project and the gradual reduction of spend on the ReWalk 7 development project as it approached conclusion.

We intend to focus the rest of our research and development expenses mainly on our current product support, as well as to advance the FDA submission for clearance of the ReWalk 7 next-generation exoskeleton model. We have ongoing product development activity with our AlterG Anti-Gravity systems, including a program to develop a new entry level model of AlterG Anti-Gravity system aimed to improve the affordability to price-conscious customers.

Sales and Marketing Expense

Our sales and marketing expense for 2023 and 2022 was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Sales and marketing expense	$13,922	$9,842

Sales and marketing expense was $13.9 million in 2023, an increase of $4.1 million, or 41%, during 2023 as compared to 2022. The AlterG business contributed $2.0 million of sales and marketing expenses for 2023. Sales and marketing expenses for 2023 also included $0.6 million of amortization of intangible assets from the acquisition of AlterG. Excluding the impact of these factors resulting from the acquisition of AlterG, sales and marketing expenses increased $1.5 million, or 15%, for 2023. The remaining increase was primarily driven by higher consulting expenses related to the CMS reimbursement process and market access initiatives.

In the near term our sales and marketing expense are expected to be driven by our efforts to expand the reimbursement coverage of our ReWalk Personal Exoskeleton device, to integrate and unify the combined sales and marketing resources of the ReWalk and AlterG organizations, and to support our current commercial product activities.

General and Administrative Expense

Our general and administrative expense for 2023 and 2022 was as follows (in thousands):

	Years Ended December 31,
	2023	2021
General and administrative	$9,995	$7,134

General and administrative expense was $10.0 million, an increase of $2.9 million, or 40%, during 2023 as compared to 2022. The AlterG business contributed $1.1 million of general and administrative expenses for 2023. General and administrative expenses also included $2.5 million of M&A-related expenses, and $0.1 million of amortization of intangible assets from the acquisition of AlterG offset partially by $0.3 remeasurement of earn out liability. Excluding the impact of these factors resulting from the acquisition of AlterG, general and administrative expenses decreased $0.6 million, or 7%, for 2023.  The decrease was mainly driven by lower professional services expenses.

Financial income, net

Our financial income, net for 2023 and 2022 was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Financial income, net	$1,467	$	*)

Financial income, net, reflects an increase in financial income of $1.5 million during 2023 as compared to 2022. The increase in financial income was primarily due to a change in cash management practices to move cash balances to accounts that pay a higher interest rate and yield greater interest income, as well as exchange rate fluctuations.

*) Represents an amount lower than $1.

Income Tax

Our income tax for 2023 and 2022 was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Taxes on income (benefit)	$(12)	$467

Income tax decreased by $0.5 million during 2023 as compared to 2022, mainly due to the utilization of net operation losses forward arising from the acquisition of AlterG.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

A discussion of changes in our results of operations in 2022 compared to 2021 has been omitted from this annual report on Form 10-K but may be found in “Part I. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023, which is available free of charge on the SEC's website at www.sec.gov and at golifeward.com, and is incorporated by reference herein.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates, judgments and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. See Note 2 to our consolidated financial statements presented elsewhere in this annual report for a description of the significant accounting policies that we used to prepare our consolidated financial statements. The critical accounting policies that were impacted by the estimates, judgments and assumptions used in the preparation of our consolidated financial statements are discussed below.

Revenue Recognition

Our revenue is recognized in accordance with ASC Topic 606 when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration to which we expect to be entitled in exchange for transferring products or providing services. To achieve this core principle, we apply the following five steps:

1. identify the contract with a customer;

2. identify the performance obligations in the contract;

3. determine the transaction price;

4. allocate the transaction price to performance obligations in the contract; and

5. recognize revenue when or as we satisfy a performance obligation.

Provisions are made at the time of revenue recognition for any applicable warranty cost expected to be incurred. The timing for revenue recognition among the various products and customers is dependent upon satisfaction of such criteria and generally varies from either shipment or delivery to the customer depending on the specific shipping terms of a given transaction, as stipulated in the agreement with each customer. Other than pricing terms which may differ due to the different volumes of purchases between distributors and end-users, there are no material differences in the terms and arrangements involving direct and indirect customers. Our products sold through agreements with distributors are non-exchangeable, non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider all the distributors as end-users. We generally do not grant a right of return for our products except in rare circumstances, and in those cases we record reductions to revenue for expected future product returns based on our historical experience and estimates.

For the majority of sales of ReWalk Rehabilitation Exoskeleton systems, we include insignificant training and consider the elements in the arrangement to be a single performance obligation. Therefore, the Company recognizes revenue for the system only when control is transferred after delivery and when the training has been completed, in accordance with the agreement terms with the customer, once all other revenue recognition criteria have been met. For sales of ReWalk Personal Exoskeleton systems to end users, and for sales of ReWalk Personal Exoskeleton or ReWalk Rehabilitation Exoskeleton systems to third party distributors, we do not provide training to the end user as this training is completed by the rehabilitation centers or by the distributor that have previously completed the ReWalk Training program.

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

The Distributed Products are sold with an assurance type warranty ranging from between three years to ten years, depending on the specific part.

The AlterG Anti-Gravity systems are sold with a one-year assurance type warranty for parts and labor in the US and with a two-year assurance type warranty for parts for distributors.  We also sell extended warranties for AlterG Anti-Gravity systems for the periods after the expiration of the original warranty.  These are accounted for as separate performance obligations from the AlterG Anti-Gravity system.

We rent our AlterG Anti-Gravity systems to customers for a fixed monthly fee over the rental term, which typically ranges from 2 to 3 years. Rental revenues accounted for under ASC Topic 842 and are recorded as earned on a monthly basis. We also offer for the SCI Products a rent-to-purchase model in which we recognize revenue ratably according to the agreed rental monthly fee for a limited period prior to selling its products. For units placed, we transfer control and recognize a sale when title has passed to our customer and rental revenue ratably according to the agreed rental monthly fee. Each unit placed is considered an independent, unbundled performance obligation.

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

Recently Issued and Adopted Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2w, New Accounting Pronouncements, to our consolidated financial statements included elsewhere in this annual report.

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of our equity securities and convertible notes to investors in private placements, the sale of our equity securities in public offerings, cash exercises of outstanding warrants and the incurrence of bank debt.

For the full year ended December 31, 2023, we incurred a consolidated net loss of $22.1 million and had an accumulated deficit in the total amount of $235.9 million. Our cash and cash equivalents on December 31, 2023, totalled $28.1 million. Our negative operating cash flow for the full year ended December 31, 2023, was $20.7 million. We have sufficient funds to support our operation for more than 12 months following the approval of our consolidated financial statements for the fiscal year ended December 31, 2023.

We expect to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the establishment of contracts for the distribution of new product lines, or the acquisition of additional product lines, any of which, or in combination, would contribute to the achievement of a level of revenue adequate to support our cost structure.  Until we achieve profitability or generate positive cash flows, we will continue to need to raise additional cash from time to time.

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

Our anticipated primary uses of cash are funding (i) sales, marketing, and promotion activities related to market development for our ReWalk Personal Exoskeleton device and AlterG Anti-Gravity system, broadening third-party payor and CMS coverage for our ReWalk Personal Exoskeleton device and commercializing our new product lines added through distribution agreements; (ii) development of future generation designs for our ReWalk device, new AlterG products utilizing DAP technology, and our lightweight exo-suit technology for potential home personal health utilization for multiple indications; (iii) routine product updates; (iv) potential acquisitions of businesses, such as our recent acquisition of AlterG, and (v) general corporate purposes, including working capital needs.  Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, the attractiveness of potential acquisition candidates and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing, or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms.

Equity Raises

Use of Form S-3

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital with respect to public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. At the time of filing this annual report, we were subject to these limitations because our public float did not reach at least $75 million in the 60 days preceding the filing of this annual report. We will continue to be subject to these limitations for the remainder of the 2024 fiscal year and until the earlier of such time as our public float reaches at least $75 million or when we file our next annual report for the year ended December 31, 2024, at which time we will be required to re-test our status under these rules. If our public float is below $75 million as of the filing of our next annual report on Form 10-K, or at the time we file a new Form S-3, we will continue to be subject to these limitations, until the date that our public float again reaches $75 million. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on our registration statement on Form S-3, which was declared effective by the SEC in May 2022.

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

As of December 31, 2023, warrants to purchase a total of 9,814,754 ordinary shares with exercise prices ranging from $1.25 to $1.79 were exercised, for total gross proceeds of approximately $13.8 million. During the twelve months that ended December 31, 2023, no warrants were exercised.

Share Repurchase Program

On June 2, 2022, our board of directors approved a share repurchase program to repurchase up to $8.0 million of our ordinary shares . On July 21, 2022, we received approval from an Israeli court for the share repurchase program. The program was scheduled to expire on the earlier of January 20, 2023, or reaching $8.0 million of repurchases. On December 22, 2022, our board of directors approved an extension of the repurchase program, with such extension to be in the aggregate amount of up to $5.8 million. The extension was approved by an Israeli court on February 9, 2023, and it expired on August 9, 2023.

As of December 31, 2023, pursuant to the share repurchase program, we had repurchased a total of 4,022,607 of our outstanding ordinary shares at a total cost of $3.5 million.

Cash Flows

	Years Ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(20,667)	$(17,891)	$(11,469)
Net cash used in investing activities	(18,149)	(25)	(47)
Net cash (used in) provided by financing activities	(992)	(2,500)	79,512
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	45	(79)	—
Net cash flow	$(39,763)	$(20,495)	$67,996

Year Ended December 31, 2023 to Year Ended December 31, 2022

Net Cash Used in Operating Activities

Net cash used in operating activities was $20.7 million in 2023, an increase of $2.8 million as compared to 2022 mainly due to higher consulting and professional services fees primarily associated with the acquisition of AlterG and the CMS reimbursement process, as well as increased inventory purchases.

Net Cash Used in Investing Activities

Net cash used in investing activities increased to $18.1 million in 2023 as compared to $0.03 million in 2022, primarily due to the acquisition of AlterG.

Net Cash Used in Financing Activities

Net cash used in financing activities was $0.9 million in 2023, a decrease of $1.5 million, as compared to 2022. The decrease was due to the repurchase of our ordinary shares under our share repurchase program, which expired on August 9, 2023.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

A discussion of changes in our cash flows in 2022 compared to 2021 has been omitted from this annual report on Form 10-K but may be found in “Part I. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023, which is available free of charge on the SECs website at www.sec.gov and at golifeward.com, and is incorporated by reference herein.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of December 31, 2023:

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$8,551	$8,551	$—
Collaboration Agreement and License Agreement obligations (2)	34	34	—
Operating lease obligations (3)	2,050	1,364	686
Earnout liability (4)	3,292	576	2,716
Total	$13,927	$10,525	$3,402

(1)
We depend on one contract manufacturer, Sanmina Corporation, for both the SCI products and the ReStore Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements. The AlterG Anti-Gravity systems are produced in Fremont, California by us. Purchase orders are executed with suppliers based on our sales forecast.

(2)
Under the Collaboration Agreement, we were required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. All product development milestones contemplated by the License Agreement have been met as of December 31, 2023; however, there are still outstanding commercialization milestones under the License Agreement that depend on us reaching certain sales amounts, some or all of which may not occur. Our Collaboration Agreement with Harvard was concluded on March 31, 2022.

(3)	Our operating leases consist of leases for our facilities in the United States, Israel and Germany and motor vehicles in Israel.

(4)	Earnout payments based on AlterG’s revenue growth during the two consecutive trailing twelve-month periods following closing of the acquisition.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.627:$1.00, of which were the applicable exchange rate as of December 31, 2023.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations during the periods presented.

Trend Information

For information on significant known trends, please see “Part I-Item 1. “Business – Overview” in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Risk

Our results of operations and cash flows are affected by fluctuations in foreign currency exchange rates. Since 2015, most of our expenses were denominated in U.S. dollars and the remaining expenses were denominated in NIS and euro, until 2018 most of our revenue was denominated in U.S. dollars and the remainder of our revenue was denominated in euro and British pound whereas in the last four years our euro revenue is higher than our U.S dollar revenue. Accordingly, changes in the value of the NIS and Euro relative to the U.S. dollar in each of the years 2023, 2022, and 2021 impacted amounts recorded on our consolidated statements of operations for these periods. We expect that the denominations of our revenue and expenses in 2024 will be consistent with what we experienced in 2023.

The following table presents information about the devaluation in the exchange rates of the NIS and euro against the U.S. dollar in 2023, 2022 and 2021:

	Change in Average Exchange Rate
Period	NIS against the U.S. Dollar (%)	Euro against the U.S. Dollar (%)
2023	(9.00)	2.67
2022	3.70	10.84
2021	(6.38)	3.46

The figures above represent the change in the average exchange rate in the given period compared to the average exchange rate in the immediately preceding period. Negative figures represent the devaluation of the U.S. dollar compared to the NIS or the euro. A 10% increase or decrease in the value of the NIS against the U.S. dollar would have decreased or increased our net loss by approximately $513 thousand in 2023. A 10% increase or decrease in the value of the euro against the U.S. dollar would have decreased or increased our net loss by approximately $14 thousand in 2023.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of AlterG, which we acquired on August 11, 2023. Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because we are exempt from this requirement as a smaller reporting company and non-accelerated filer.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of February 27, 2024:

Name	Age	Position
Larry Jasinski	66	Chief Executive Officer and Director
Michael Lawless	56	Chief Financial Officer
Charles Remsberg	62	Chief Sales Officer
Jeannine Lynch	59	Vice President of Market Access
Almog Adar	40	Vice President of Finance

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

Michael Lawless has served as our Chief Financial Officer since September 2022. Prior to Lifeward, Mr. Lawless served as a CFO consultant for Danforth Advisors, LLC, a provider of financial consulting services to the life sciences industry. From 2015 to 2020, Mr. Lawless held several financial leadership positions including Division CFO at Azenta, Inc. (formerly Brooks Automation, Inc.), a worldwide provider of management solutions for biological samples. Previously, Mr. Lawless also held financial leadership roles for AECOM Technology, Inc., PerkinElmer, Inc., Momenta Pharmaceuticals, Inc. and CTI Molecular Imaging, Inc.  Mr. Lawless has a Bachelor of Arts degree in Economics from Swarthmore College, a Master of Business Administration degree from the Tuck School of Business at Dartmouth College and is a Certified Public Accountant.

Charles Remsberg has served as our Chief Sales Officer since August 2023.  Prior to Lifeward, Mr. Remsberg served as CEO of AlterG from March 2017 until the acquisition of AlterG in August 2023.  An industry veteran of over 30 years, Charles has been responsible for bringing innovative rehabilitation technology to physical therapy, neuro-rehabilitation, sports medicine, and wellness customers.  Prior to serving at AlterG, Mr. Remsberg served in both executive and commercial leadership roles for Tibion (for which he served as the CEO from December 2009 to April 2013, when it was acquired by AlterG), Hocoma (for which he served as the U.S. CEO and Global Head of Sales from September 2003 to November 2009), and Biodex Medical Systems (for which he served as the Head of Worldwide Sales from January 1997 to October 2002).  He holds an AS in Business Administration from Suffolk County Community College.

Jeannine Lynch has served as our Vice President of Market Access and Strategy since August 2021. Prior to Lifeward, Ms. Lynch served as Senior Director of Patient Access Services at BioMarin Pharmaceuticals from April 2009 to September 2021. In addition to her work with BioMarin, Ms. Lynch has worked for industry leaders such as Genentech and Pfizer/Agouron. She has held leadership roles in commercial management, product launches and built customized patient services to address several different rare and ultrarare medical conditions. Ms. Lynch also sits on the Board of Directors for MVP, a non-profit organization to help young people of color prepare, perform, progress, and prosper in their education, leadership and early professional careers. Ms. Lynch is a graduate of the University of California Berkeley and holds a Master of Public Health from the University of Michigan.

Almog Adar has served as our Vice President of Finance since December 2022. From 2020 to 2022, Mr. Adar served as our Director of Finance and Corporate Financial Controller. Prior to Lifeward, Mr. Adar served as Controller of Infinya Recycling Ltd. (previously Amnir Recycling) from January 2018 until December 2019. From January 2016 until December 2017, Mr. Adar served as Assistant Controller of Delta Galil Industries. Mr. Adar has a Bachelor of Arts degree in Accounting and Economics from the Open University of Israel and is a Certified Public Accountant licensed by the Israeli Ministry of Justice.

The remaining information required by this Item will be included in, and is incorporated herein by reference from, our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2023 (the “Proxy Statement”).

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

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of August 8, 2023, by and among ReWalk Robotics, Inc., Atlas Merger Sub, Inc., AlterG Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2023). +

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

4.5
Form of placement agent warrant from February 2019 “best efforts” public offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2019).

4.6
Form of purchaser warrant from April 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2019).

4.7
Form of placement agent warrant from April 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2019).

4.8
Form of private placement warrant from June 2019 private placement of warrants (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2019).

4.9	Form of placement agent warrant from June 2019 private placement of warrants (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2019).
4.10
Form of purchaser warrant from June 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2019).

4.11
Form of placement agent warrant from June 2019 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2019).

4.12	Form of common warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).
4.13	Form of placement agent warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).

4.14	Form of purchaser warrant from July 2020 registered direct offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
4.15	Form of placement agent agreement from July 2020 registered direct offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
4.16	Form of purchaser warrant from December 2020 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).
4.17	Form of placement agent warrant from December 2020 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).
4.18	Form of purchaser warrant from February 2021 private placement (incorporated by reference to Exhibit of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021).
4.19	Form of placement agent warrant from February 2021 private placement (incorporated by reference to Exhibit of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021).
4.20	Form of ordinary warrant from September 2021 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2021).
4.21	Form of placement agent warrant from September 2021 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2021).
4.22	Form of pre-funded warrant from September 2021 private placement (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2021).
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

10.5
Executive Employment Agreement, dated as of January 17, 2011, between the Company and Larry Jasinski (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.6
2014 Incentive Compensation Plan Form of Option Award Agreement for employees and executives (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.7
2014 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement for non-Israeli employees, and executives (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.8
2014 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement for Israeli non-employee directors, employees and executives (incorporated by reference to Exhibit 10.20.1 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).**

10.9
2014 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement between the Company and Jeffrey Dykan, as director (incorporated by reference to Exhibit 10.20.2 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).**

10.10
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

10.12
2014 Incentive Compensation Plan Prior Form of Option Award Agreement for Israeli non-employee directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2017, as amended on April 27, 2017).**

10.13
2014 Incentive Compensation Plan Prior Form of Option Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2017, as amended on April 27, 2017).**

10.14
Amendment No. 1 to the Exclusive License Agreement and Amendment No. 2 to the Research Collaboration Agreement, dated April 1, 2018, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018).*

10.15
Form of warrant exercise agreement from June 2019 private placement of warrants (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2019).

10.16
Employment Agreement, dated July 9, 2021, by and between the Company and Jeannine Lynch (incorporated by reference to Exhibit 10.3  to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021**.

10.17
Employment Agreement dated December 10, 2019, by and between the Company and Almog Adar (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022).*  **

10.18
Amendment No. 1 to Employment Agreement, dated May 4, 2023, by and between the Company and Almog Adar (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q filed with the SEC on August 11, 2023).**

10.19
Employment Agreement, dated September 2, 2022, by and between the Company and Michael A. Lawless (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q filed with the SEC on November 7, 2022).*  **

10.20
Consulting Agreement, dated as of January 1, 2023), by and between the Company and Richner Consultants LLC (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 9, 2023).**

10.21
ReWalk Robotics Ltd. Compensation Policy for Executive Officers and Non-Executive Directors (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 9, 2023).**

10.22
Employment Agreement, dated as of August 11, 2023, by and between the Company and Charles Remsberg (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q filed with the SEC on November 14, 2023).**

10.23
Form of Restricted Share Unit Award (Inducement Award) for non-Israeli employees and executives (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q filed with the SEC on November 14, 2023).**

21.1	List of subsidiaries of the Company.***
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global Limited.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
97.1	Compensation Recovery Policy (incorporated by reference to Annex A to the ReWalk Robotics Ltd. Compensation Policy for Executive Officers and Non-Executive Directors filed herewith as Exhibit 10.21).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
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

Date: February 27, 2024

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

Signature	Title	Date

/s/ Larry Jasinski	Director and Chief Executive Officer	February 27, 2024
Larry Jasinski	(Principal Executive Officer)

/s/ Mike Lawless	Chief Financial Officer	February 27, 2024
Mike Lawless	(Principal Financial Officer)

/s/ Almog Adar	Vice President of Finance	February 27, 2024
Almog Adar	(Principal Accounting Officer)

/s/ Jeff Dykan	Chairman of the Board	February 27, 2024
Jeff Dykan

/s/ Dr. John William Poduska	Director	February 27, 2024
Dr. John William Poduska

/s/ Randel Richner	Director	February 27, 2024
Randel Richner

/s/ Joseph Turk	Director	February 27, 2024
Joseph Turk

/s/ Hadar Levy	Director	February 27, 2024
Hadar Levy

PART IV

REWALK ROBOTICS LTD

CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer Menachem Begin 144, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-2-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

REWALK ROBOTICS LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rewalk Robotics Ltd. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes is shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company generates revenues from sales of its medical devices. Revenue is recognized when obligations under the terms of a contract with the Company's customers are satisfied. Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for transferring products or providing services. In addition, the Company provides a service type warranty which is accounted for as a separate performance obligation. Revenue is recognized ratably over the life of the warranty. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company does not sell the service type warranty of its SCI products on a standalone basis.

Auditing the Company’s evaluation of the allocation of the transaction price to the distinct performance obligations was challenging due to the effort and assumptions required to evaluate the standalone selling price of the SCI products service type warranty. The assumptions used in determining the standalone selling price of the service type warranty included costs allocation, inflation rates and expected margins.

How We Addressed the Matter in Our Audit
To test the management’s determination of standalone selling prices of the SCI products service type warranty, our audit procedures included, among others, evaluating the methodology applied and testing the calculations as well as the completeness and accuracy of the underlying data including the costs allocation, inflation rates and expected margins used by the Company in its estimates. We also evaluated the Company’s disclosures included in notes to the consolidated financial statements.

Business Combinations – Valuation

Description of the Matter

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company completed an acquisition of AlterG Inc. during 2023 for consideration of $22.1 million. The Company accounted for this acquisition as a business combination. The acquisition resulted in the recognition of intangible assets amounting to $14.1 million, which consisted of technology, customer relationship, trademark assets and backlog of $6.1 million, $6.9 million, $0.8 million and $0.3 million respectively.

Auditing the Company’s estimation of the fair value of the acquired intangible assets was complex due to the estimation and uncertainty in the Company’s determination of the fair value of acquired identifiable intangible assets. The estimation uncertainty for the acquired intangible assets was primarily due to the underlying assumptions about the future performance of the acquired business, which were utilized in determining the fair value of the acquired intangible assets. The significant assumptions used by management included discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the acquired intangible assets, our audit procedures included, among others, assessing the fair value methodology used by the Company and testing the significant assumptions and the underlying data used by the Company in its analyses. We also performed sensitivity analyses over the significant assumptions used to evaluate the change in the fair value resulting from changes in the assumptions. Additionally, we tested the completeness and accuracy of the underlying data used in the valuation. We involved our valuation specialists to assist us in our evaluation of the Company’s valuation model, related assumptions and output of the valuation model.

KOST FORER GABBAY & KASIERER
A Member of EY Global

We have served as the Company’s auditor since 2014.

Tel-Aviv, Israel
February 27, 2024

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,083	$67,896
Trade receivable, net of credit losses of $328 and $26, respectively	3,120	1,036
Prepaid expenses and other current assets	2,366	649
Inventories	5,653	2,929
Total current assets	39,222	72,510

LONG-TERM ASSETS

Restricted cash and other long-term assets	784	694
Operating lease right-of-use assets	1,861	836
Property and equipment, net	1,262	196
Intangible assets	12,525	-
Goodwill	7,538	-
Total long-term assets	23,970	1,726

Total assets	$63,192	$74,236

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	December 31,
	2023	2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,069	$1,950
Employees and payroll accruals	2,034	1,282
Deferred revenue	1,504	301
Current maturities of operating leases liability	1,296	564
Earnout liability	576	-
Other current liabilities	1,316	685
Total current liabilities	11,795	4,782

LONG-TERM LIABILITIES

Earnout liability	2,716	-
Deferred revenues	1,506	890
Non-current operating leases liability	607	333
Other long-term liabilities	58	66
Total long-term liabilities	4,887	1,289

Total liabilities	16,682	6,071

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 0.25 par value-Authorized: 120,000,000 shares at December 31, 2023 and December 31, 2022; Issued: 64,132,706 and 63,023,506 shares at December 31, 2023 and December 31, 2022, respectively; Outstanding: 60,110,099 and 60,090,298 shares as of December 31, 2023 and December 31, 2022 respectively	4,487	4,489
Additional paid-in capital	281,109	279,857
Treasury Shares at cost, 4,022,607 and 2,933,208 ordinary shares at December 31, 2023 and December 31, 2022, respectively	(3,203)	(2,431)
Accumulated deficit	(235,883)	(213,750)

Total shareholders’ equity	46,510	68,165

Total liabilities and shareholders’ equity	$63,192	$74,236

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2023	2022	2021
Revenue	$13,854	$5,511	$5,966
Cost of revenue	9,401	3,606	3,063

Gross profit	4,453	1,905	2,903

Operating expenses:
Research and development, net	4,148	4,031	2,939
Sales and marketing	13,922	9,842	6,993
General and administrative	9,995	7,134	5,626

Total operating expenses	28,065	21,007	15,558

Operating loss	(23,612)	(19,102)	(12,655)

Financial income, net	1,467	* )	13

Loss before income taxes	(22,145)	(19,102)	(12,642)
Taxes on income (benefit)	(12)	467	94

Net loss	$(22,133)	$(19,569)	$(12,736)

Net loss per ordinary share, basic and diluted	$(0.37)	$(0.31)	$(0.27)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	59,719,064	62,378,797	47,935,652

The accompanying notes are an integral part of these consolidated financial statements.

*)          Represents an amount lower than $1.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)

	Ordinary Share		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number	Amount	capital	Shares	deficit	equity
Balance as of December 31, 2020	25,332,225	1,827	201,392	-	(181,445)	21,774
Share-based compensation to employees and non-employees	-	-	833	-	-	833
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	398,164	31	(31)	-	-	-
Issuance of ordinary shares in a “Best Efforts” offering, net of issuance expenses in the amount of $3,679 (1)	10,921,502	832	35,489	-	-	36,321
Exercise of pre-funded warrants and warrants (1)(2)	10,425,258	772	14,288	-	-	15,060
Issuance of ordinary shares in a “registered direct” offering, net of issuance expenses in the amount of $3,215 (1)	15,403,014	1,199	26,932	-	-	28,131
Net loss	-	-	-	-	(12,736)	(12,736)
Balance as of December 31, 2021	62,480,163	4,661	278,903		(194,181)	89,383
Share-based compensation to employees and non-employees	-	-	993	-	-	993
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	543,343	39	(39)	-	-	-
Treasury shares at cost	(2,933,208)	(211)	-	(2,431)	-	(2,642)
Net loss	-	-	-	-	(19,569)	(19,569)
Balance as of December 31, 2022	60,090,298	$4,489	$279,857	$(2,431)	$(213,750)	$68,165
Share-based compensation to employees and non-employees	-	-	1,328	-	-	1,328
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	1,109,200	76	(76)	-	-	-
Treasury shares at cost	(1,089,399)	(78)	-	(772)	-	(850)
Net loss	-	-	-	-	(22,133)	(22,133)
Balance as of December 31, 2023	60,110,099	4,487	281,109	(3,203)	(235,883)	46,510

(1)  See Note 9a.

(2)  See Note 9f.

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2023	2022	2021
Cash flows used in operating activities:
Net loss	$(22,133)	$(19,569)	$(12,736)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	239	202	266
Amortization of intangible assets	1,608	-	-
Share-based compensation	1,328	993	833
Deferred taxes	-	316	(29)
Remeasurement of earnout liability	(315)	-	-
Interest income	(11)	-	-
Exchange rate fluctuations	(45)	79	-

Changes in assets and liabilities:

Trade receivables, net	(311)	(408)	99
Prepaid expenses, operating lease right-of-use assets and other assets	(531)	94	592
Inventories	(277)	(117)	432
Trade payables	1,037	566	(884)
Employees and payroll accruals	(14)	140	275
Deferred revenues	(269)	(34)	74
Operating lease liabilities and other liabilities	(973)	(153)	(391)
Net cash used in operating activities	(20,667)	(17,891)	(11,469)

Cash flows used in investing activities:
Acquisition of a business, net of cash acquired	(18,068)	-	-
Purchase of property and equipment	(81)	(25)	(47)
Net cash used in investing activities	(18,149)	(25)	(47)

Cash flows from financing activities:
Issuance of ordinary shares in a private placement, net of issuance expenses paid in the amount of $3,679 (1)	-	-	36,321
Issuance of ordinary shares in a “registered direct” offering, net of issuance expenses in the amount of $3,215 (1)	-	-	28,131
Exercise of pre-funded warrants and warrants (1)(2)	-	-	15,060
Purchase of treasury shares	(992)	(2,500)	-
Net cash (used in) provided by financing activities	(992)	(2,500)	79,512

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	45	(79)	-
Increase (decrease) in cash, cash equivalents, and restricted cash	(39,763)	(20,495)	67,996
Cash, cash equivalents, and restricted cash at beginning of period	68,555	89,050	21,054
Cash, cash equivalents, and restricted cash at end of period	$28,792	$68,555	$89,050

(1)          See Note 9a.

(2)          See Note 9f.

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2023	2022	2021

Supplemental disclosures of non-cash flow information
Classification of other current assets to property and equipment, net	$-	$22	$34
Classification of inventory to property and equipment	$481	$67	$32
Amounts related to shares re-purchase not yet paid	$-	$142	$-
ROU assets obtained from new lease liabilities	$513	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$126	$113	$40
Cash received from interest	$1,341	-	-

Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$28,083	$67,896	$88,337
Restricted cash included in other long-term assets	$709	$659	$713
Total Cash, cash equivalents, and restricted cash	$28,792	$68,555	$89,050

(1)          See Note 9a.

(2)          See Note 9f.

The accompanying notes are an integral part of these consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
U.S. dollars in thousands

NOTE 1:-	GENERAL

a.	ReWalk Robotics Ltd. (“RRL”, and together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Israel on June 20, 2001 and commenced operations on the same date.

b.
RRL has three wholly-owned (directly and indirectly) subsidiaries: (i) ReWalk Robotics, Inc. (“RRI”) incorporated under the laws of Delaware on February 15, 2012, (ii) ReWalk Robotics GMBH (“RRG”) incorporated under the laws of Germany on January 14, 2013, and (iii) AlterG, Inc. (“AlterG”) incorporated in Delaware on October 21, 2004 under the name of Gravus, Inc. On June 30, 2005, the Company re-incorporated in Delaware and changed its name to AlterG, Inc. in September 2005.

c.
The Company is a medical device company that is designing, developing, and commercializing innovative technologies that enable mobility and wellness in rehabilitation and daily life for individuals with physical and neurological conditions. The Company’s initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (collectively, the “SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use the Company’s patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury the ability to stand and walk again during everyday activities at home or in the community.

The Company has sought to expand the product offerings beyond the SCI Products through internal development and distribution agreements. The Company has developed its ReStore Exo-Suit device, which it began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disability due to stroke. During the second quarter of 2020, the Company signed two separate agreements to distribute additional product lines in the United States. The Company is the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to United States (“U.S.”) rehabilitation clinics and for the MyoCycle Home cycles available to US veterans through VA hospitals. In the second quarter of 2020, the Company also became the exclusive distributor of the MediTouch Tutor movement biofeedback systems in the United States; however, due to unsatisfactory sales performance of the MediTouch product lines, the Company terminated this agreement as of January 31, 2023. We refer to the MediTouch and MyoCycle devices as the Company’s “Distributed Products.”

On August 11, 2023, pursuant to an Agreement and Plan of Merger among RRI, AlterG, Atlas Merger Sub, Inc., a wholly owned subsidiary of RRI (“Merger Sub”), and Shareholder Representative Services LLC, dated August 11, 2023, RRI acquired AlterG and AlterG became a wholly owned subsidiary of the Company.

For accounting purposes, RRI was considered the acquirer and AlterG was considered the acquiree. The acquisition was accounted for using the acquisition method of accounting. See Note 5 for additional information.

The Company made its first acquisition to supplement its internal growth when it acquired AlterG, a leading provider of AlterG Anti-Gravity systems for use in physical and neurological rehabilitation.  The Company paid a cash purchase price of $19.0 million at closing and additional cash earnouts may be paid based upon a percentage of AlterG’s year-over-year revenue growth over the two years following the closing. The AlterG Anti-Gravity systems use patented, NASA-derived Differential Air Pressure (“DAP”) technology to reduce the effects of gravity and allow people to rehabilitate with finely calibrated support and reduced pain.  The Company will continue to evaluate other products for distribution or acquisition that can broaden its product offerings further to help individuals with physical and neurological injury and disability.

The Company markets and sells its products directly to institutions and individuals and through third-party distributors. The Company sells its products directly primarily in the United States, through a combination of direct sales and distributors (depending on the product line) in Germany, Canada, and Australia, and primarily through distributors in other markets. In its direct markets, the Company has established relationships with clinics and rehabilitation centers, professional and college sports teams, and individuals and organizations in the spinal cord injury community, and in its indirect markets, the Company’s distributors maintain these relationships. RRI and AlterG market and sell products mainly in the United States. RRG markets and sells the Company’s products mainly in Germany and Europe.

d.
The Company depends on one contract manufacturer to manufacture the ReWalk and the ReStore products in its portfolio, Sanmina. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduces control over component availability, delivery schedules, manufacturing yields and costs.

e.
For the full year ended December 31, 2023 the Company incurred a consolidated net loss of $22.1 million and has an accumulated deficit in the total amount of $235.9 million. The Company’s negative operating cash flow for the full year ended December 31, 2023 was $20.7 million. Our cash and cash equivalent on December 31, 2023 totalled $28.1 million. The Company has sufficient funds to support its operation for more than 12 months following the approval of its consolidated financial statements for the fiscal year ended December 31, 2023.

The Company expects to incur future net losses and the transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and product candidates, the establishment of contracts for the distribution of new product lines, or the acquisition of additional product lines, any of which, or in combination, would contribute to the achievement of a level of revenue adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to need to raise additional cash. The Company intends to fund future operations through existing cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources and will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), applied on a consistent basis, as follows:

a.	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to inventories, fair values of share-based awards, contingent liabilities, provision for warranty, allowance for credit losses and sales return reserve. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

b.	Financial Statements in U.S. Dollars:

The functional currency is the currency that best reflects the economic environment in which the Company and its subsidiaries operate and conduct their transactions. Most of the Company’s revenues and costs are incurred in U.S. dollar. In addition, the Company’s financing activities are incurred in U.S. dollars. The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and each of its subsidiaries operate. Thus, the dollar is the Company’s and its subsidiary's functional and reporting currency.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with ASC 830 “Foreign Currency Matters.” All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the consolidated statements of operations as financing income or expenses as appropriate.

c.	Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances have been eliminated upon consolidation.

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

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. If actual demand for the Company’s products deteriorates, or market conditions are less favourable than those projected, additional inventory reserves may be required.

f.	Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

%
Computer equipment	20-33 (mainly 33)
Office furniture and equipment	6 - 10 (mainly 10)
Machinery and laboratory equipment	15
Field service units	20-50
Leasehold improvements	Over the shorter of the lease term or estimated useful life

g.	Business Combinations

The Company accounts for business combinations in accordance with ASC 805, “Business Combinations” (“ASC 805”). For business combinations accounted for under the acquisition method, ASC 805 requires recognition of assets acquired, liabilities assumed, and any non-controlling interest at the acquisition date, measured at their fair values as of that date. The Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged.

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

h.	Goodwill and Other Intangibles

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

As of December 31, 2023, no impairments of goodwill have been recognized.

i.	Impairment of Long-Lived Assets

The Company’s long-lived assets, including right-of-use (“ROU”) assets and identifiable intangible assets that are subject to amortization, are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2023, 2022 and 2021, no impairment losses have been recorded.

j.	Restricted cash and Other long-term assets:

Other long-term assets include long-term prepaid expenses and restricted cash deposits for offices and cars leasing based upon the term of the remaining restrictions.

k.	Treasury shares

The Company repurchased its ordinary shares and holds them as treasury shares. The Company presents the cost to repurchase treasury shares as a reduction of shareholders' equity.

l.	Revenue Recognition:

The Company generates revenues from sales of products. The Company sells its products directly to end customers and through distributors. The Company sells its products to clinics and rehabilitation centres, professional and college sports teams, private individuals (who finance the purchases by themselves, through fundraising or reimbursement coverage from insurance companies), and distributors.

The Company recognizes revenue in accordance with ASC 606, “Revenue Recognition” when, or as, control of the promised good or service is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company applies the following five steps:

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

5.	Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Control either transfers over time or at a point in time, which affects when revenue is recorded.

The Company has elected to apply the practical expedient for financing component for transactions in which the difference between the payment date and the revenue recognition timing is up to 12 months.

Disaggregation of Revenue (in thousands):

	Year Ended December 31,
	2023	2022	2021
Product	$10,681	$4,175	$4,916
Rental	1,033	859	533
Service and warranty	2,140	477	517
Total Revenues	$13,854	$5,511	$5,966

Product revenue

Revenue from Products is comprised of sale of Anti-Gravity products, sale of systems products to rehabilitation facilities and sale of ReWalk Personal Exoskeleton systems to end users. Revenues generated from the sale of Products are recognized at a point in time, once the customer has obtained the legal title to the items purchased.

For systems sold to rehabilitation facilities, the Company includes insignificant training and considers the elements in the arrangement to be a single performance obligation. Therefore, the Company recognizes revenue for the system only when control is transferred after delivery and when the training has been completed, in accordance with the agreements terms with the customer.

For sales of ReWalk Personal Exoskeleton systems to end users, and for sales of ReWalk Personal or ReWalk Rehabilitation Exoskeleton systems to third party distributors, the Company does not provide training to the end user as this training is completed by the rehabilitation center or by the distributor that have previously completed the ReWalk Training program. Therefore, the Company recognizes revenue in such sales upon delivery.

The Company generally does not grant a right of return for its products. In rare circumstances when the Company provides a right of return for its products. the Company records reductions to revenue for expected future product returns based on the Company’s historical experience and estimates.

During 2023, the Company offered six products: (1) ReWalk Personal Exoskeletons, (2) ReWalk Rehabilitation Exoskeleton, (3) ReStore, (4) AlterG Anti-Gravity systems, (5) MyoCycle and (6) MediTouch. Due to unsatisfactory sales performance of the MediTouch product lines, the Company terminated this agreement as of January 31, 2023.

Rental revenue

Rental revenue for the AlterG Anti-Gravity systems is accounted for under ASC Topic 842, Leases. The Company rents its products to customers for a fixed monthly fee over the rental term, which typically ranges from 2 to 3 years. Rental revenues are recorded as earned on a monthly basis. See Note 2x for additional information.

For the SCI Products, the Company also offers a rent-to-purchase model in which the Company recognizes revenue ratably according to the agreed rental monthly fee for a limited period prior to selling its products.

Service and warranties

The Company services its products after expiration of the initial warranty. Service revenue, consisting of time and materials to perform the repairs, is recorded as services are rendered.

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

SCI Products include a five -year warranty. The first two years are considered as an assurance type warranty and the additional period is considered an extended service arrangement, which is a service type warranty. A service type warranty is either sold with a unit or separately for a unit for which the warranty has expired. A service type warranty is accounted as a separate performance obligation and revenue is recognized ratably over the life of the warranty.

The ReStore device is sold with a two-year warranty which is considered as assurance type warranty.

The Distributed Products are sold with assurance type warranty ranging between three years to ten years, depending on the specific product and part.

For AlterG Anti-Gravity Products, the Company offers customers extended warranty contracts that extend or enhance the technical support, parts, and labor coverage offered as part of the base warranty included with the Anti-Gravity system products. Extended warranty revenue is recognized ratably over the extended warranty coverage period. The Company offers a one-year assurance type warranty to customers in the U.S. and two years assurance type warranty for spare parts only to its international distributors. For these products, the Company determines standalone selling price based on the price at which the performance obligation is sold separately.

Contract balances (in thousands):

	December 31,	December 31,
	2023	2022
Trade receivable, net of credit losses (1)	$3,120	$1,036
Deferred revenues (1) (2)	$3,010	$1,191

(1)	Balance presented net of unrecognized revenue that was not yet collected.

(2)	$435 thousands of the December 31, 2022 deferred revenue balance was recognized as revenue during the year ended December 31, 2023.

Deferred revenue which represent a contract liability, include unearned amounts related to service type warranty obligations as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized. The Company's unearned performance obligations as of December 31, 2023 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $3.1 million, which will be fulfilled over one to five years.

m.	Accounting for Share-Based Compensation:

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model (“OPM”). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards. The Company account for forfeitures as they occur.

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its share-option awards. The option-pricing model requires a number of assumptions, of which the most significant are the fair market value of the underlying ordinary share, expected share price volatility and the expected option term. Expected volatility is calculated based on actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected term of the options, or based on certain peer companies that the Company considered to be comparable, in case there is no sufficient trading volume to rely on market volatility. The expected option term is determined based on the simplified method, as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The fair value of Restricted Stock Units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant.

The Company accounts for options granted to consultants and other service providers under ASC 718. The fair value of these options was estimated using a Black-Scholes-Merton option-pricing model.

n.	Warrants to Acquire Ordinary Shares:

During the twelve -month ended December 31, 2021, the Company issued warrants to acquire up to 15,083,611 ordinary shares. There were no issued warrants during the twelve months ended December 31, 2023 and 2022. The Company assessed the warrants pursuant to ASC 480 "Distinguishing Liabilities from Equity" and ASC 815 "Derivatives and Hedging" and determined that the warrants should be accounted for as equity and not as a derivative liability. Refer to Note 9f for additional information.

o.	Research and Development Costs:

Research and development costs are charged to the consolidated statement of operations as incurred and are presented net of the amount of any grants the Company received for research and development in the period in which the grant was received.

p.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), using the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more likely-than-not to be realized.

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company accrues interest and penalties related to unrecognized tax benefits in its taxes on income. As of December 31, 2023, and 2022, the Company did not identify any significant uncertain tax positions.

q.	Warranty provision:

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2022	$92
AlterG acquisition – see note 5	535
Provision	200
Usage	(479)
Balance at December 31, 2023	$348

r.	Concentrations of Credit Risks:

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

The below table reflects the concentration of credit risk for the Company’s current customers as of December 31, 2023, to which substantial sales were made.

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	December 31,
	2023		2022
Customer A	*	)%	27%
Customer B	*	)%	13%
Customer C	-		13%
Customer D	-		11%

*)	Less than 10%

The allowance for credit losses is based on the Company's assessments of factors that may affect a customer's ability to pay. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors, including an assessment of the current customer's aging balance, the nature and size of the customer, the financial condition of the customer, and the amount of any receivables in dispute. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2023, and 2022 trade receivables are presented net of $328 thousand and $26 thousand allowance for credit losses, respectively.

s.	Accrued Severance Pay:

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

Total Company’s expenses related to severance pay amounted to $114 thousand , $113 thousand and $104 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

t.	Fair Value Measurements:

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a three -tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The three -tiers are defined as follows:

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

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of December 31, 2023 and December 31, 2022 (in thousands):

		Fair value measurements as of
Description	Fair Value Hierarchy	December 31, 2023	December 31, 2022
Financial assets:

Money market funds included in cash and cash equivalent	Level 1	$2,550	$-
Treasury bills included in cash and cash equivalent	Level 1	$2,525	$-

Total Assets Measured at Fair Value		$5,075	$-

Financial Liabilities:
Earnout	Level 3	$3,292	$-

Total liabilities measured at fair value		$3,292	$-

The Company classifies cash equivalents within Level 1, because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair values.

The earnout was valued using a Monte Carlo simulation analysis, which is considered to be a Level 3 fair value measurement.

The following table summarizes the earnout liability activity as of December 31, 2023 (in thousands):

Earnout
Initial Measurement (August 11, 2023)	$3,607
Change in fair value	(315)
Balance December 31, 2023	$3,292

u. Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of ordinary shares outstanding during the period.

Diluted loss per share is computed based on the weighted average number of ordinary shares outstanding during the period, plus dilutive potential shares considered outstanding during the period.

v. Contingent liabilities

The Company accounts for its contingent liabilities in accordance with ASC 450, “Contingencies.” A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.

w. Government grants

Royalty and non-royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) of the Ministry of Economy and Industry in Israel for funding of approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred, and are presented as a reduction from research and development expenses (see Note 8c).

x. Leases

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

Lessor accounting - Operating leases

A portion of the AlterG rental revenues for the AlterG Anti-Gravity systems are made through lease arrangements.

AlterG products are available for lease agreements ranging from 12 to 42 months. If the customer terminates the contract during the lease period, they are required to pay a cancellation fee. The lease period may be extended by an additional period as specified in the contract.

In determining the leases classification as a sales type or operating lease, the Company assesses, among other criteria: (i) the lease term to determine if it is for the major part of the economic life of the underlying equipment; and (ii) the present value of the lease payments to determine if they are equal to or greater than substantially all of the fair market value of the equipment at the inception of the lease AlterG Anti-Gravity systems. When these criteria are not met, the lease accounted for as operating leases and revenues are recognized over the term of the lease.

Under these arrangements, when the Company acts as the lessor for its product line, the Company accounted for the lease arrangements as operating leases in accordance with ASC 842, “Lease” (“ASC 842”).

The total rental revenue for the AlterG Anti-Gravity Products has amounted to $249 thousand from the time of acquisition through December 31, 2023.

y.  New Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

i.
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.

ii.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, “Segment Reporting” on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

NOTE 3:-	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31,
	2023	2022
Government institutions	$253	$81
Prepaid expenses	1,227	242
Advances to vendors	139	174
Other assets	747	152

	$2,366	$649

NOTE 4:-	INVENTORIES

The components of inventories are as follows (in thousands):

	December 31,
	2023	2022
Finished products	$3,157	$2,421
Raw materials	2,496	508

	$5,653	$2,929

During the twelve months ended December 31, 2023, 2022, and 2021, the Company recognized, at cost of revenues, reserves for excess and obsolete in the amount of $398 thousand, $502 thousand, and $252 thousand, respectively.

NOTE 5:- BUSINESS COMBINATION

On August 11, 2023, pursuant to an Agreement and Plan of Merger among RRI, AlterG, Merger Sub, and Shareholder Representative Services LLC, RRI, August 8, 2023, the Company acquired AlterG and AlterG became a wholly owned subsidiary of the Company. AlterG develops, manufactures, and markets Anti-Gravity systems for use in physical and neurological rehabilitation and athletic training, both in the United States and internationally. The aggregate purchase price was a total of $19.0 million in cash, subject to working capital and other customary purchase price adjustments. Additional cash earnouts may be paid based upon a percentage of AlterG’s year-over-year future revenue growth over the next two years subject to working capital and other customary purchase price adjustments.

The total consideration transferred is as follows (in thousands):

Cash	$18,493
Earnout payments	$3,607
Total consideration	$22,100

Earnout payments

The Company will pay an amount of cash equal to 65% of the amount, if any, by which AlterG revenue attributable to the first 12 months period exceeds revenue target ("first earnout payment"), and an amount in cash equal to 65% of the amount, if any, by which AlterG revenue attributable to the following 12 months period exceeds the revenue from the first 12 month period ("second earnout payment"). At the date of acquisition, management estimated fair value of the earnout payment based on the actual up to date performance of the acquired entity and the probability of the earn out payment occurrence to be at approximately $3.6 million. The Earn-out was accounted for as a liability and will be remeasured at each reporting period through the consolidated statement of operations.

The Company has accounted for the AlterG acquisition as a business combination. The Company has preliminarily allocated the purchase price of approximately $22.1 million fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalent	$478
Restricted cash	51
Accounts receivable	1,773
Inventory	3,330
Prepaid expenses and other current assets	470
Right of use asset	1,151
Property and equipment, net	827
Other non-current assets	30
Goodwill	7,538
Intangible assets	14,133
Accounts payable	(2,082)
Accrued compensation	(766)
Other accrued liabilities	(1,059)
Deferred revenue	(2,088)
Warranty Obligations	(535)
Leases Liability	(1,151)
Total purchase consideration	$22,100

The following table presents the details of the intangible assets acquired at the date of AlterG acquisition (in thousands):

	Estimated	Estimated Useful Life
	Fair Value	(Years)
Trademark	$795	3
Technology	6,161	4
Customer relationship - Warranty	201	2
Customer relationship - Rental	2,102	4
Customer relationship - Distribution	4,578	5
Backlog	296	1

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

The table below presents the pro forma revenue and earnings of the combined business as if the acquisition had occurred as of January 1, 2022 (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Revenues	24,923	25,307
Net loss	(21,761)	(28,369)

The total revenues and net loss of AlterG, included in the consolidated income statement, since the acquisition date through December 31, 2023, amounted to 7,658 thousand and 249 thousand, respectively.

The pro forma financial information for all periods presented above has been calculated after adjusting the results of AlterG to reflect the business combinations accounting effects resulting from these acquisitions.

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

NOTE 6:- GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company has $7.5 million of goodwill related to its purchase of AlterG in the third quarter of fiscal year 2023, which has an indefinite life, and is not deductible for tax purposes.

As of December 31, 2023, the components of, and changes in, the carrying amount of intangible assets, net, were as follows (in thousands):

	Cost	December 31, 2023 Accumulated Amortization	Intangible Assets, Net
Trademark	795	(104)	691
Technology	6,161	(604)	5,557
Customer relationship - Warranty	201	(40)	161
Customer relationship - Rental	2,102	(206)	1,896
Customer relationship - Distribution	4,578	(358)	4,220
Backlog	296	(296)	-
Total Amortized Intangible Assets	14,133	(1,608)	12,525

The estimated amortization expense is shown below (in thousands):

Fiscal 2024	3,347
Fiscal 2025	3,307
Fiscal 2026	3,143
Fiscal 2027	2,172
Fiscal 2028	556
Total	12,525

NOTE 7:-	PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2023	2022
Cost:
Computer equipment	$1,690	$743
Office furniture and equipment	468	308
Machinery and laboratory equipment	621	621
Field service units	4,166	1,816
Leasehold improvements	658	333

	$7,603	$3,821

	December 31,
	2023	2022
Accumulated depreciation	6,341	3,625

Property and equipment, net	$1,262	$196

Depreciation expenses amounted to $239 thousand, $202 thousand, and $266 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 8:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitment:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be cancelled without penalty. As of December 31, 2023, non-cancellable outstanding obligations amounted to approximately $8.6 million.

b.	Operating lease commitment:

(i)
The Company operates from leased facilities in Israel, the United States and Germany. These leases expire between 2024 and 2025. A portion of the Company’s facilities leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)
RRL and RRG lease cars for their employees under cancelable operating lease agreements expiring at various dates in between 2024 and 2026 A subset of the Company’s cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and RRG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $30 thousand as of December 31, 2023.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s consolidated balance sheets as of December 31, 2023 are as follows (in thousands):

2024	$1,363
2025	674
2026	13
Total lease payments	2,050
Less: imputed interest	(147)
Present value of future lease payments	1,903
Less: current maturities of operating leases	(1,296)
Non-current operating leases	$607
Weighted-average remaining lease term (in years)	1.92
Weighted-average discount rate	9.21%

Total lease expenses for the years ended December 31, 2023, 2022 and 2021 were $976 thousand, $739 thousand, and $730 thousand, respectively.

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (“IIA”). Since the Company’s inception through December 31, 2023, the Company received funding from the IIA in the total amount of $2.6 million. Out of the $2.6 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $570 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of December 31, 2023, the Company paid royalties to the IIA in the total amount of $110 thousand.

Royalties expenses in cost of revenue were $17 thousand, $7 thousand and $14 thousand, for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel.

Additionally, the License Agreement requires the Company to pay College (“Harvard”) royalties on net sales, see Note 10 below for more information about the Collaboration Agreement (as defined below) and the License Agreement (as defined below).

d.	Liens

As part of the Company’s restricted cash and other long-term assets, as of December 31, 2023, an amount of $709 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

NOTE 9:-	SHAREHOLDERS’ EQUITY

a.	Equity raise:

Follow-on offerings

On February 19, 2021, the Company entered into a purchase agreement with certain institutional and other accredited investors for the issuance and sale of 10,921,502 ordinary shares, par value NIS 0.25 per share at $3.6625 per ordinary share and warrants to purchase up to an aggregate of 5,460,751 ordinary shares with an exercise price of $3.6 per share, exercisable from February 19, 2021, until August 26, 2026. Additionally, the Company issued warrants to purchase up to 655,290 ordinary shares, with an exercise price of $4.578125 per share, exercisable from February 19, 2021, until August 26, 2026, to the Company February 2021 private placement offering.

On September 27, 2021, the Company signed a purchase agreement with certain institutional investors for the issuance and sale of 15,403,014 ordinary shares, par value NIS 0.25 per share, pre-funded warrants to purchase up to an aggregate of 610,504 ordinary shares and ordinary warrants to purchase up to an aggregate of 8,006,759 ordinary shares at an exercise price of $2.00 per share. The Pre-Funded Warrants have an exercise price of $0.001 per Ordinary Share and are immediately exercisable and can be exercised at any time after their original issuance until such pre-funded warrants are exercised in full. Each ordinary shares was sold at an offering price of $2.035 and each pre-funded warrant was sold at an offering price of $2.034 (equal to the purchase price per ordinary share minus the exercise price of the pre-funded warrant). The ordinary warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five and one-half years from the date of issuance. All of the pre-funded warrants were exercised in full on September 27, 2021, and the offering closed on September 29, 2021. Additionally, the Company issued warrants to purchase up to 960,811 ordinary shares, with an exercise price of $2.5438 per share, exercisable from September 27, 2021, until September 27, 2026, to the Company September 2021 registered direct offering.

As of December 31, 2023, a total of 9,814,754 outstanding warrants with exercise prices ranging from $1.25 to $1.79 were exercised, for total gross proceeds of approximately $13.8 million. During the twelve months that ended December 31, 2023 no warrants were exercised.

b.	Share option plans:

On March 30, 2012, the Company’s board of directors adopted the ReWalk Robotics Ltd. 2012 Equity Incentive Plan.

On August 19, 2014, the Company’s board of directors adopted the ReWalk Robotics Ltd. 2014 Incentive Compensation Plan or the “Plan”. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, cash-based awards, other stock-based awards and dividend equivalents to the Company’s and its affiliates’ respective employees, non-employee directors and consultants.

Starting in 2014, the Company grants to directors and employees also RSU under this Plan. An RSU award is an agreement to issue shares of the company’s ordinary shares at the time the award is vested.

As of December 31, 2023 and 2022, the Company had reserved 1,018,945 and 2,934,679 shares of ordinary shares, respectively, available for issuance to employees, directors, officers, and non-employees of the Company.

The options generally vest over four years, with certain options granted to non-employee directors vesting over one year.

Any option or RSUs that are forfeited or cancelled before expiration becomes available for future grants under the Plan.

A summary of employee and non-employee shares options activity during the fiscal year ended 2023 is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the year	43,994	$41.27	4.39	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(10,823)	52.78	-	-

Options outstanding at the end of the year	33,171	$37.51	4.39	$-

Options exercisable at the end of the year	33,171	$37.51	4.39	$-

There were no options granted during the fiscal year ended December 31, 2023, 2022 and 2021. The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders, which hold options with positive intrinsic value, exercised their options on the last date of the exercise period. During the years ended December 31, 2023, 2022 and 2021, no options were exercised.

A summary of employee and non-employee RSUs activity during the fiscal year ended 2023 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs at the beginning of the year	2,755,057	1.16
Granted	2,258,370	0.66
Vested	(1,109,200)	1.14
Forfeited	(131,813)	1.13

Unvested RSUs at the end of the year	3,772,414	0.87

The weighted average grant date fair values of RSUs granted during the fiscal year ended December 31, 2023, 2022 and 2021, were $0.66, $1.00 and $1.69, respectively.

Total fair value of shares vested during the year ended December 31, 2023, 2022 and 2021 were $1,268 thousand, $860 thousand, and $802 thousand, respectively. As of December 31, 2023, there were $2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2014 Plan. This cost is expected to be recognized over a period of approximately 2.9 years.

The number of options and RSUs outstanding as of December 31, 2023 is set forth below, with options separated by range of exercise price:

Range of exercise price	Options and RSUs Outstanding as of December 31, 2023	Weighted average remaining contractual life (years) (1)	Options Exercisable as of December 31, 2023	Weighted average remaining contractual life (years) (1)
RSUs only	3,772,414	-	-	-
$5.37	12,425	5.24	12,425	5.24
$20.42- $33.75	12,943	4.35	12,943	4.35
$50-$52.5	6,230	3.46	6,230	3.46
$182.5-$524.25	1,573	1.65	1,573	1.65
	3,805,585	4.39	33,171	4.39

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Equity compensation issued to consultants:

The Company granted 32,895 RSUs during the fiscal year ended December 31, 2023, to non-employee consultants. As of December 31, 2023, there are 21,929 outstanding RSUs held by non-employee consultants.

d.	Share-based compensation expense for employees and non-employees:

The Company recognized share-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$9	$16	$10
Research and development, net	157	94	55
Sales and marketing	381	250	171
General and administrative	781	633	597

Total	$1,328	$993	$833

e.	Treasury shares:

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

As of December 31, 2023, pursuant to the Company’s share repurchase program, the Company had repurchased a total of 4,022,607 of its outstanding ordinary shares at a total cost of $3.5 million.

f.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2023:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	4,771	$7.500	4,771	See footnote (1)
December 28, 2016 (2)	1,908	$7.500	1,908	See footnote (1)
February 25, 2019 (5)	45,600	$7.187	45,600	February 21, 2024
April 5, 2019 (6)	408,457	$5.140	408,457	October 7, 2024
April 5, 2019 (7)	49,015	$6.503	49,015	April 3, 2024
June 5, 2019, and June 6, 2019 (8)	1,464,665	$7.500	1,464,665	June 5, 2024
June 5, 2019 (9)	87,880	$9.375	87,880	June 5, 2024
June 12, 2019 (10)	416,667	$6.000	416,667	December 12, 2024
June 10, 2019 (11)	50,000	$7.500	50,000	June 10, 2024
February 10, 2020 (12)	28,400	$1.250	28,400	February 10, 2025
February 10, 2020 (13)	105,840	$1.563	105,840	February 10, 2025
July 6, 2020 (14)	448,698	$1.760	448,698	January 2, 2026
July 6, 2020 (15)	296,297	$2.278	296,297	January 2, 2026
December 8, 2020 (16)	586,760	$1.340	586,760	June 8, 2026
December 8, 2020 (17)	108,806	$1.792	108,806	June 8, 2026
February 26, 2021 (18)	5,460,751	$3.600	5,460,751	August 26, 2026
February 26, 2021 (19)	655,290	$4.578	655,290	August 26, 2026
September 29, 2021 (20)	8,006,759	$2.000	8,006,759	March 29, 2027
September 29, 2021 (21)	960,811	$2.544	960,811	September 27, 2026
	19,187,375		19,187,375

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $7.500 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of December 31, 2023.

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

(12)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020. As of December 31, 2023, 3,740,100 warrants were exercised for total consideration of $4,675,125. During the twelve months that ended December 31, 2023, no warrants were exercised.

(13)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering. As of December 31, 2023, 230,160 warrants were exercised for total consideration of $359,625. During the twelve months that ended December 31, 2023, no warrants were exercised.

(14)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in July 2020. As of December 31, 2023, 2,020,441 warrants were exercised for total consideration of $3,555,976. During the twelve months that ended December 31, 2023, no warrants were exercised.

(15)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s July 2020 registered direct offering.

(16)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in December 2020. As of December 31, 2023, 3,598,072 warrants were exercised for total consideration of $4,821,416. During the twelve months that ended December 31, 2023, no warrants were exercised.

(17)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of December 31, 2023, 225,981 warrants were exercised for total consideration of $405,003. During the twelve months that ended December 31, 2023, no warrants were exercised.

(18)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in February 2021.

(19)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2021 private placement.

(20)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in September 2021.

(21)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s September 2021 registered direct offering.

NOTE 10:-	RESEARCH COLLABORATION AGREEMENT AND LICENSE AGREEMENT

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

As of December 31, 2023, the Company achieved three of the milestones which represent all development milestones under the License Agreement. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company has recorded expenses in the amount of $29 thousand, $74 thousand, and $293 thousand as research and development expenses related to the License Agreement and to the Collaboration Agreement for the years ended December 31, 2023, 2022 and 2021, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

NOTE 11:-	INCOME TAXES

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a. Corporate tax rates in Israel:

Presented hereunder are the tax rates relevant to the Company in the years 2021-2023:

The Israeli statutory corporate tax rate and real capital gains were 23% in the years 2021-2023.

b. Income (loss) before taxes on income is comprised as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(19,638)	$(19,110)	$(12,780)
Foreign	(2,507)	8	138
	$(22,145)	$(19,102)	$(12,642)

c. Taxes on income (benefit) are comprised as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current	$(12)	$151	$123
Deferred	-	316	(29)

	$(12)	$467	$94

	Year Ended December 31,
	2023	2022	2021
Domestic	$-	$-	$-
Foreign	(12)	467	94

	$(12)	$467	$94

d. Deferred income taxes (in thousands):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of December 31, 2023 and 2022 are derived from temporary differences.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Based on the Company’s history of losses, the Company established a full valuation allowance for RRL.

Undistributed earnings of certain subsidiaries as of December 31, 2023 were immaterial. The Company intends to reinvest these earnings indefinitely in the foreign subsidiaries. As a result, the Company has not provided for any deferred income taxes.

	December 31,
	2023	2022
Deferred tax assets:
Carry forward tax losses	$64,090	$50,833
Research and development carry forward expenses-temporary differences	1,311	844
Accrual and reserves	849	392
Share based compensation	394	456
Credit tax carry forwards	1,714	-
Lease liabilities	480	214
Total deferred tax assets	68,838	52,739
Deferred tax liabilities:
Right-of-use asset	(470)	(214)
Intangible Assets	(3,015)	-
Property and equipment	(144)	-
Net deferred tax assets	65,209	52,525
Valuation allowance	(65,209)	(52,525)

Net deferred tax assets	$-	$-

The net changes in the total valuation allowance for each of the years ended December 31, 2023, 2022 and 2021, are comprised as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$(52,525)	$(48,098)	$(42,941)
Changes due to exchange rate differences	-	1,418	(1,488)
Adjustment previous year loss	(5)	(14)	-
Acquisition	(7,269)	-	-
Additions during the year	(5,410)	(5,831)	(3,669)

Balance at end of year	$(65,209)	$(52,525)	$(48,098)

e. Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Loss before taxes, as reported in the consolidated statements of operations	$(22,145)	$(19,102)	$(12,642)

Statutory tax rate	23%	23.0%	23.0%

Theoretical tax benefits on the above amount at the Israeli statutory tax rate	$(5,093)	$(4,393)	$(2,908)
Income tax at rate other than the Israeli statutory tax rate	56	(2)	7
Non-deductible expenses including equity-based compensation expenses and other	-	262	102
Operating losses and other temporary differences for which valuation allowance was provided	5,410	5,375	3,669
Permanent differences	(342)	(775)	(784)
Adjustment in respect of prior years	(43)	-	-
Other	-	-	8

Actual tax expense (benefit)	$(12)	$467	$94

f. Foreign tax rates:

Taxable income of RRI and AlterG was subject to tax at the rate of 21% in 2023, 2022 and 2021.

Taxable income of RRG was subject to tax at the rate of 30% in 2023, 2022, and 2021.

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

h. Tax assessments:

RRL, RRI and RRG has had final tax assessments up to and including the 2017 tax year.

AlterG files income tax returns in the United States and in various U.S. states.  AlterG returns for the years ended December 31, 2020 and later are generally subject to federal tax examination, while the AlterG returns for the years ended December 31, 2019 and later are generally subject to state tax examination.  However, the AlterG net operating losses and tax credits generally remain subject to tax examination and adjustment until they are utilized on a future tax return and the statute of limitations closes for that year.  Thus, the AlterG tax attributes generally remain open to federal and state tax examination and adjustment.

i. Net operating carry-forward losses for tax purposes:

As of December 31, 2023, RRL has carry-forward losses amounting to approximately $242.6 million, which can be carried forward for an indefinite period.

As of December 31, 2023, AlterG had approximately $31.4 million of federal net operating loss (“NOL”) carry forwards, and $47.2 million of state NOL carry forwards, which will begin to expire in 2025 and 2028, respectively.  The federal net operating losses from years beginning after January 1, 2018, of approximately $14.7 million may be carried forward indefinitely and losses prior to January 1, 2018 of approximately $16.7 million expire beginning in 2028 under prior law.

Internal Revenue Code Section 382 places a limitation ("Section 382 Limitation") on the amount of taxable income which can be offset by NOL carry forwards after a change in control (generally greater than 50% change in the value of the stock owned by 5% shareholders during the testing period) of a loss corporation. California has similar rules. On August 11, 2023, AlterG was involved in an equity transaction that constitutes a Section 382 change in ownership. The change in ownership limits the ability to utilize net operating loss carry forwards in future years. The 382-limitation impact on NOLs has been included in the current period provision. The Company may have had earlier Section 382 changes in ownership. This will be assessed upon realization of tax attributes.

NOTE 12:-	FINANCIAL (EXPENSES) INCOME, NET

The components of financial (expenses) income, net were as follows (in thousands):

	Year Ended December 31,
	2023	2022			2021
Foreign currency transactions and other	$133		$22		$38
Interest Income	1,354		-		-
Bank commissions	(20)		(22)		(25)

	$1,467	$	*	)	$13

*) Represent an amount lower than $1.

NOTE 13:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

The Company manages its business on a basis of one reportable segment.

Total revenues from external customers on the basis of the Company's geographical areas are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue based on customer’s location:
United States	7,636	2,303	2,519
Europe	5,044	3,057	3,381
Asia-Pacific	387	115	60
Rest of the world	787	36	6

Total revenues	$13,854	$5,511	$5,966

	December 31,
	2023	2022
Long-lived assets by geographic region:
Israel	$529	$757
United States	2,404	231
Germany	190	44

	$3,123	$1,032

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

Major customers data as a percentage of total revenue:

	Year Ended December 31,
	2023		2022		2021
Customer A	12.2%		14.2%		*	)
Customer B	*	)	*	)	11.0%

*)	Less than 10%

NOTE 14:- BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share (in thousands, except share and per share data):

	Year ended December 31,
	2023	2022	2021
Net loss	$(22,133)	$(19,569)	$(12,736)

Net loss attributable to ordinary shares	(22,133)	(19,569)	(12,736)
Shares used in computing net loss per ordinary shares, basic and diluted	59,719,064	62,378,797	47,935,652

Net loss per ordinary share, basic and diluted	$(0.37)	$(0.31)	$(0.27)

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

For the twelve months ended December 31, 2023, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 19,220,546, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

For the twelve months ended December 31, 2022, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 19,464,888, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

NOTE 15:- RESTRUCTURING ACTIVITIES

On December 12, 2023, the Board of Directors of the Company approved a re-organization plan (the “2023 Reorganization Plan”) that included, among other things, downsizing approximately 15% of the Company’s workforce and adapting the Company's organizational structure, roles, and responsibilities accordingly.

During the year ended December 31, 2023, in connection with the 2023 Reorganization Plan, the Company recorded expenses of $670 thousand, for one time employee termination benefits and legal expenses. $175 thousand attributable to research and development, net, $70 thousand to sales and marketing and $425 thousand to General and administrative expenses. However, none of these amounts were paid in 2023. The Company does not expect to incur additional costs related to the 2023 Reorganization Plan.