Form 10-K/A
period 2023-12-31
ReWalk Robotics Ltd.
filed 2024-04-29
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-36612
ReWalk Robotics Ltd.
(Exact name of registrant as specified in charter)

Israel	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3 Hatnufa Street, Floor 6, Yokneam Illit, Israel	2069203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972.4.959.0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value NIS 1.75 per share	LFWD	Nasdaq Capital Market

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

As of February 27, 2024, the Registrant had outstanding 60,131,815 Ordinary Shares, par value NIS 0.25 per share (8,590,259 Ordinary Shares, par value NIS 1.75 per share, as adjusted for a reverse split effected by the Company on March 15, 2024).

The registrant’s auditor is Kost Forer Gabbay & Kasierer, Tel-Aviv, Israel (PCAOB ID 1281)

EXPLANATORY NOTE TO AMENDMENT NO. 1

ReWalk Robotics Ltd. (doing business as “Lifeward”) (the “Company,” “we,” “us,” “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the “Original Form 10-K” and together with Amendment No. 1, the “2023 Annual Report”), for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such definitive proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in our 2023 Annual Report because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Item 15 of Part IV of the Original Form 10-K is hereby amended to include as Exhibit 3.1 the Company’s Fifth Amended and Restated Articles of Association and as Exhibits 31.3 and 31.4, the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Except as described herein, this Amendment No. 1 does not modify or update the disclosures in, or exhibits to, the Original Form 10-K or update the Original Form 10-K to reflect events occurring after the date of such filing. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's other filings made with the SEC subsequent to the filing of the Original Form 10-K. Unless otherwise defined herein, each capitalized term included in this Amendment No. 1 but not otherwise defined herein shall have the meaning ascribed to such term in the Original Form 10-K.

REWALK ROBOTICS LTD.
FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2023

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

The following table sets forth the names and ages of the directors of the Company as of April 26, 2024 and their principal occupations at present and for the past five years. Our Board of Directors (the “Board”) currently consists of seven members and is divided into three classes. One class is elected each year at the annual meeting of stockholders for a term of three years. The term of the Class I directors expires at the 2024 Annual Meeting of Stockholders. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age	Current Position with the Company	Director Since
Jeff Dykan* (1)(2)	65	Class I Director, Chairman	2009
Joesph Turk* (2)(3)	56	Class I Director	2022
Hadar Levy* (1)	51	Class I Director	2022
Larry Jasinski	66	Class II Director, Chief Executive Officer	2012
Dr. John William Poduska* (1)(3)	86	Class II Director	2014
Randel E. Richner* (3)	68	Class II Director	2020
Michael Swinford*	54	Class III Director	2024

_________________________

* Independent

(1) Member of Audit Committee.
(2) Member of Nominating and Corporate Governance Committee.
(3) Member of Compensation Committee.

Class I Directors Continuing in Office Until the 2024 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2024 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this Amendment No. 1

Jeff Dykan, 65, has served on our Board since 2006 and has been the Chairman of our Board since 2009. He was appointed by our shareholder SCP Vitalife. Since 2002 Mr. Dykan has been a director of Vitalife Partners Management LP, the general partner of Vitalife, and since 2007 has been a director of its successor fund, SCP Vitalife GP, the corporate general partner of the common general partner of SCP Vitalife Partners II L.P. and its affiliate SCP Vitalife Partners (Israel) II L.P. He has also served as a managing member of SCP Vitalife Management Company, LLC and SCP Vitalife Management Israel Ltd., which by contract provides certain management services to the common general partner of SCP Vitalife. Prior to joining Vitalife, from 2001 to 2002, Mr. Dykan was the Chairman and Chief Executive Officer of BitBand Inc., formerly a provider of content management and delivery systems, specializing in video on demand for IPTV. Mr. Dykan holds a B.Sc. in accounting and management and an M.B.A. in computer applications, both from New York University. We believe that Mr. Dykan’s extensive knowledge of corporate finance, securities and investments and his years of acting in management roles provide him the qualifications and skills to serve as a member of our Board.

Joseph Turk, 56, has served on our Board since April 2022. Mr. Turk has served as an Executive Vice President of Fresenius Medical Care North America since 2019, during which he has served as the Global Head of Home Therapies since January 2022, President of its North American Renal Therapies Group from July 2021 through December 2021, and as the President of its U.S. Home and Critical Care Therapies group from February 2019 until July 2021. Previously he served in a number of roles at NxStage Medical, Inc. from 2000 to 2019, including President, Senior Vice President, and Vice President of Marketing. Prior to this, Mr. Turk held roles at Boston Scientific Corporation and McKinsey and Company. Mr. Turk holds a B.A. from Wabash College and an M.A from the Kellogg Graduate School of Management. We believe that Mr. Turk’s management leadership and experience in successfully achieving favorable Medicare reimbursement, building an organization for implementation of commercialization with a novel breakthrough medical device, and completing multiple new business development transactions provide him the qualifications and skills to serve as a member of our Board.

Hadar Levy, 51, has served on our Board since August 2022. Mr. Levy has more than 20 years of experience in management and finance. Mr. Levy has served as the Chief Executive Officer of Brainsway Ltd., a commercial stage medical device company developing advanced noninvasive neurostimulation treatments for mental health disorders, since February 2023, and prior to that, held several senior management roles at Brainsway since joining in July 2014, including as Senior Vice President and Chief Operating Officer since May 2020, and as Chief Financial Officer from September 2014 to May 2020. Prior to joining Brainsway, Mr. Levy served as a finance manager in the Latin America Division at Amdocs Ltd., where he was responsible for accounting, financial reporting, treasury, portfolio management and finance support for Mergers & Acquisitions. Prior to Amdocs, he served as Chief Financial Officer & Business Development of Notal Vision, a healthcare company that researches and develops medical technologies for detecting retinal malfunction and deterioration, where he was responsible for all financial functions and led financial rounds of equity including M&A activities with strategic partners. Prior to this position, he served as Controller of GE Healthcare Israel. Mr. Levy began his career at Deloitte LLP. He holds a BA in Accounting and Economics, an LLM degree from Bar-Ilan University (Tel Aviv, Israel), and is a Certified Public Accountant. We believe that Mr. Levy’s finance and senior management experience in the medical device industry experience provide him with the qualifications and skills to serve as a member of our Board.

Class II Directors Continuing in Office Until the 2025 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2025 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this Amendment No. 1:

Larry Jasinski, 66, has served as our Chief Executive Officer (“CEO”) and as a member of our Board since February 2012. From 2005 until 2012, Mr. Jasinski served as the President and Chief Executive Officer of Soteira, Inc., a company engaged in development and commercialization of products used to treat individuals with vertebral compression fractures, which was acquired by Globus Medical in 2012. From 2001 to 2005, Mr. Jasinski was President and Chief Executive Officer of Cortek, Inc., a company that developed next-generation treatments for degenerative disc disease, which was acquired by Alphatec in 2005. From 1985 until 2001, Mr. Jasinski served in multiple sales, research and development, and general management roles at Boston Scientific Corporation. Mr. Jasinski has served on the board of directors of Massachusetts Bay Lines since 2015 and of LeMaitre Vascular, Inc. since 2003. Mr. Jasinski holds a B.Sc. in marketing from Providence College and an MBA from the University of Bridgeport. We believe that Mr. Jasinski’s successful leadership and executive experience, along with his extensive knowledge of the medical devices industry and research and development, provide him the qualifications and skills to act as a member of our Board.

Dr. John William Poduska, 86, has served on our Board since 2014. He also serves as a director on the boards of a number of privately-held companies. Dr. Poduska also served as a director of EXA Corporation (Nasdaq: EXA), where he served as chairman of the company and a member of the nominating and corporate governance committee, until 2018, Novell, Inc. until 2011 and of Anadarko Petroleum Corporation and Safeguard Scientifics, Inc. until 2009. Dr. Poduska was the Chairman of Advanced Visual Systems Inc., a provider of visualization software, from January 1992 to December 2001. From December 1989 until December 1991, Dr. Poduska was President and Chief Executive Officer of Stardent Computer Inc., a computer manufacturer. From December 1985 until December 1989, Dr. Poduska served as Chairman and Chief Executive Officer of Stellar Computer Inc., a computer manufacturer he founded which is the predecessor of Stardent Computer Inc. Prior to founding Stellar Computer, Inc., Dr. Poduska founded Apollo Computer Inc. and Prime Computer, Inc. Dr. Poduska holds a Sc.D. from MIT and an Honorary Doctorate of Humane Letters from Lowell University. We believe that Dr. Poduska’s varied director experience, both in private and public companies, his expertise in computer engineering and his familiarity with developing companies equip him with the qualifications and skills to serve as a member of our Board.

Randel E. Richner, 68, has served on our Board since November 2020. Ms. Richner has over 30 years’ experience in health policy, reimbursement and economics. From 2013 to 2015, Ms. Richner served as Executive Vice President of Intralign Health, LLC. From 2006 to 2012, she was President and Founder of Neocure Group, data analytics, health economics and reimbursement strategic services, acquired by Intralign Health, LLC in 2013. From 1997 to 2006, Ms. Richner was Vice President of Global Government Affairs and Reimbursement, Boston Scientific Corporation. Ms. Richner has engaged with U.S. Congress and CMS, appointed as first industry representative, Executive Committee (EC) Medicare Coverage Advisory Committee (MCAC). She has served on the Executive Dean’s Advisory Board, University of Michigan’s School of Public Health, since 2007, and has served on multiple boards including MassMedic (founding Women in MedTech), Executive Advisory Board Center for Evaluation Value, Risk Tufts New England Medical Center, International Society of Pharmacoeconomics and Research (ISPOR), founding the U.S. Medical Device Council. Ms. Richner has been an invited executive lecturer at Dartmouth, Tuck School of Business; University of Michigan School of Engineering and University of Michigan School of Public Health. She has a Master of Public Health in Health Policy and Administration and a Bachelor of Science in Nursing from University of Michigan. We believe that Ms. Richner’s extensive leadership and board membership experience in the healthcare industry, as well as her familiarity with health economics and reimbursement procedures, provides her with a unique perspective of our market and the qualifications and skills to serve as a member of our Board.

Class III Director Continuing in Office until the 2026 Annual General Meeting of Shareholders

Set forth below is our director continuing in office until the 2026 annual general meeting of shareholders, together with certain biographical information, including his age as of the date of this Amendment No. 1:

Michael Swinford, 54, has served on our Board since April 2024. Mr. Swinford has been Chief Executive Officer of Numotion since July 2014, where he has grown the company to become the largest provider of mobility and independence solutions in the United States – serving over 400,000 individuals annually with Spinal Cord Injuries, Traumatic Brain Injuries, ALS, Muscular Dystrophy, Cerebral Palsy, Multiple Sclerosis, Spinal Muscular Atrophy, Amputees and many other mobility related disabilities. As CEO at Numotion, Mr. Swinford has expanded commercial coverage with over 5000 health plans, rehab hospitals, specialty and multi-disciplinary clinics, skilled nursing facilities, primary care, and home health providers. Mr. Swinford has led efforts for benefit coverage determination for Power Wheelchair Seat Elevation systems in 2023 and is actively leading efforts for Power Standing Wheelchairs and reform of Service and Repair regulations and reimbursement levels. Prior to Numotion, Mr. Swinford had a highly successful 22-year career at GE Healthcare, including serving as the President and CEO of GE Healthcare Services and as an officer of General Electric Company. Mr. Swinford held various operational and commercial roles throughout his career leading through various business cycles from start-ups to turnarounds. Mr. Swinford also serves as a director of CareATC, a technology enabled population health primary care provider, as well as a director of Aspen Surgical, a global surgical supply manufacturer. We believe that Mr. Swinford’s extensive experience with health and rehabilitation products, as well as his knowledge of the reimbursement process, provide him the qualifications and skills to serve as a member of our Board.

Information About Our Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of April 26, 2024:

Name	Age	Position
Larry Jasinski	66	Chief Executive Officer and Director
Michael Lawless	56	Chief Financial Officer
Charles Remsberg	62	Chief Sales Officer
Jeannine Lynch	59	Vice President of Market Access
Almog Adar	40	Vice President of Finance and Chief Accounting Officer

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

Charles Remsberg has served as our Chief Sales Officer since August 2023.  Prior to Lifeward, Mr. Remsberg served as CEO of AlterG from March 2017 until our acquisition of AlterG in August 2023.  An industry veteran of over 30 years, Mr. Remsberg has been responsible for bringing innovative rehabilitation technology to physical therapy, neuro-rehabilitation, sports medicine, and wellness customers. Prior to serving at AlterG, Mr. Remsberg served in both executive and commercial leadership roles for Tibion (for which he served as the CEO from December 2009 to April 2013, when it was acquired by AlterG), Hocoma (for which he served as the U.S. CEO and Global Head of Sales from September 2003 to November 2009), and Biodex Medical Systems (for which he served as the Head of Worldwide Sales from January 1997 to October 2002).  Mr. Remsberg holds an AS in Business Administration from Suffolk County Community College.

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

Almog Adar has served as our Vice President of Finance since December 2022 and as our Chief Accounting Officer since March 2022. From 2020 to December 2022, Mr. Adar served as our Director of Finance and Corporate Financial Controller. Prior to Lifeward, Mr. Adar served as Controller of Infinya Recycling Ltd. (previously Amnir Recycling) from January 2018 until December 2019. From January 2016 until December 2017, Mr. Adar served as Assistant Controller of Delta Galil Industries. Mr. Adar has a Bachelor of Arts degree in Accounting and Economics from the Open University of Israel and is a Certified Public Accountant licensed by the Israeli Ministry of Justice.

Board Leadership Structure

Although the Board does not currently have a formal policy requiring the offices of Chairman of the Board and CEO to be separate, the Israel Companies Law provides that one individual cannot serve as both Chairman and CEO, unless the shareholders approve such dual role, with each such approval to be valid for not more than three years. Currently, we have separated the positions of CEO and Chairman of the Board in recognition of the differences between the two roles. The CEO is responsible for the day-to-day leadership and performance of the Company, while the Chairman of the Board (in collaboration with other members of the Board) sets the strategic direction of the Company, provides guidance to the management, sets the agenda for the Board meetings (in collaboration with the other members of the Board) and presides over meetings of the Board. We believe that the current separation between Chairman and CEO allows each of them to better focus on their designated responsibilities. In addition, we believe that the current separation provides a more effective monitoring and objective evaluation of the performance of the CEO. The Board believes it is important that the Company retain organizational flexibility to determine whether the roles of CEO and Chairman of the Board should be separated or combined.

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

Opt-Out of Certain Israel Companies Law Requirements

As an Israeli company, we are required to comply with the requirements of the Israel Companies Law and the regulations promulgated thereunder. Until early 2018, our Board was required to include at least two “external directors” as defined under the Israel Companies Law. In addition, we were required to comply with certain requirements under the Israel Companies Law regarding the composition of our audit committee and compensation committee, including requirements relating to the inclusion and role of the external directors on such committees. Pursuant to regulations then promulgated under the Israel Companies Law, however, we — as a company that does not have a controlling shareholder, and that complies with the U.S. securities laws and the corporate governance rules of the Nasdaq Stock Market (“Nasdaq”) — were permitted to “opt out” of the requirement to appoint external directors as well as the above requirements related to the composition of the audit committee and the compensation committee.

In February 2018, our Board determined that opting out of the requirements under the Israel Companies Law regarding the appointment of external directors and the composition of our audit committee and compensation committee would reduce our administrative and financial burden and provide greater flexibility in attracting highly-qualified directors, while maintaining appropriate corporate governance standards. Accordingly, we opted out of such requirements. As a result, our Board is no longer required to include two external directors, and our audit committee and compensation committee do not need to comply with certain committee composition requirements under the Israel Companies Law.

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

Audit Committee

We have a separately designated standing audit committee. The audit committee currently consists of Mr. Jeff Dykan, Dr. John William Poduska and Mr. Hadar Levy. Mr. Dykan serves as the chairman of the audit committee. The audit committee holds a minimum of four meetings per year and will meet more frequently as circumstances require. The audit committee met seven times during the fiscal year ended December 31, 2023.

Israel Companies Law Requirements

Under the Israel Companies Law, we are required to appoint an audit committee. As discussed above under “Opt-Out of Certain Israel Companies Law Requirements,” in February 2018 we opted out of certain additional Israel Companies Law requirements relating to the audit committee, including certain requirements as to the composition of our audit committee.

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

All members of the audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq corporate governance rules. Our Board has determined that Hadar Levy is an “audit committee financial expert” as defined by the SEC rules and has the requisite financial sophistication as defined by the Nasdaq corporate governance rules.

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

•	reviewing regularly the senior members of the independent auditor’s team, including the lead audit partner and reviewing partner;

•	pre-approving the terms of audit, audit-related and permitted non-audit services provided by the independent registered public accounting firm;

•	recommending the engagement or termination of the person filling the office of our internal auditor;

•
reviewing periodically with management, the internal auditor and the independent registered public accounting firm the adequacy and effectiveness of the Company’s internal control over financial reporting; and

•	reviewing with management and the independent registered public accounting firm the annual and quarterly financial statements of the Company prior to filing with the SEC.

The charter of the audit committee is available at https://ir.golifeward.com/corporate-governance/charters-and-policies. Information contained on, or that can be accessed through, our website does not constitute a part of this Amendment No. 1 and is not incorporated by reference herein.

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

Under the Israel Companies Law, the audit committee is responsible for:

•	determining whether there are deficiencies in the business management practices of the Company and making recommendations to our Board to improve such practices;

•
determining whether to approve certain related party transactions, and classifying transactions in which a controlling shareholder has a personal benefit or other interest as significant or insignificant (which affects the required approvals) (see “—Approval of Related Party Transactions under Israeli Law” below);

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

The audit committee may not approve any actions requiring its approval unless at the time of the approval a majority of the committee’s members are present. See “—Approval of Related Party Transactions under Israeli Law” below.

Compensation Committee

We have a separately designated standing compensation committee. The compensation committee currently consists of Ms. Randel E. Richner, Mr. Joseph Turk, and Dr. John William Poduska. Dr. Poduska serves as the chairman of the compensation committee. The compensation committee meets as circumstances require and held five meetings during the year ended December 31, 2023.

Israel Companies Law Requirements

Under the Israel Companies Law, the board of directors of a public company must appoint a compensation committee. As discussed above under “Opt-Out of Certain Israel Companies Law Requirements,” in February 2018 we opted out of certain additional Israel Companies Law requirements relating to the compensation committee, including certain requirements as to the composition of our compensation committee.

The duties of the compensation committee include the recommendation to the company’s board of directors of a compensation policy regarding the terms of engagement of directors and of specified members of senior management. That compensation policy must be adopted by the company’s board of directors, after considering the recommendations of the compensation committee, and must then be approved by the company’s shareholders, which approval requires a Special Approval for Compensation (as defined below under “—Approval of Related Party Transactions under Israeli Law— Disclosure of Personal Benefits or Other Interests of an Office Holder and Approval of Certain Transactions”). Our Board adopted a compensation policy, which our shareholders approved at the annual general meeting of our shareholders held on September 13, 2023 (the “Compensation Policy”).

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

Nasdaq Listing Standards and Section 16 of the Exchange Act

Under the Nasdaq corporate governance rules, we are required to maintain a compensation committee consisting of at least two independent directors. Each of the members of the compensation committee is required to be independent under the Nasdaq listing standards relating to compensation committee members, which are different from the general test for independence of the Board and members of other committees. In assessing independence, the Board considered all factors specifically relevant to determining whether a director has a relationship to the Company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member and determined that each of the members of the compensation committee satisfies those requirements. Additionally, transactions between us and our directors and executive officers will be considered exempt from short-swing liability under Section 16(b) of the Exchange Act if approved by our Board or a committee composed solely of two or more “non-employee directors,” as defined in Rule 16b-3 under the Exchange Act (“Rule 16b-3”). Our Board has determined that each of the members of the compensation committee is a “non-employee director,” as defined in Rule 16b-3.

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

The charter of the compensation committee is available at https://ir.golifeward.com/corporate-governance/charters-and-policies. Information contained on, or that can be accessed through, our website does not constitute a part of this Amendment No. 1 and is not incorporated by reference herein.

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee currently consists of Messrs. Jeff Dykan and Joseph Turk. Mr. Dykan serves as the chairman of the nominating and corporate governance committee. The nominating and corporate governance committee meets as circumstances require, with no meetings having taken place during the fiscal year ended December 31, 2023. Our Board has adopted a nominating and corporate governance committee charter that sets forth the responsibilities of the nominating and corporate governance committee, which include:

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

The nominating and corporate governance committee considers proposals from a number of sources, including recommendations for nominees from shareholders submitted upon written notice to the chairman of the nominating and corporate governance committee, c/o ReWalk Robotics Ltd., 3 Hatnufa Street, Floor 6, Yokneam Illit 2069203, Israel. Other sources include referrals from other directors, members of management and the Company’s advisors. When considering a person to be recommended for nomination as a director, the nomination and governance committee evaluates, whether sourced by a shareholder or otherwise, among other factors, experience, accomplishments, education, skills, personal and professional integrity, diversity of the Board and the candidate’s ability to devote the necessary time for service as a director (including directorships and other positions held at other corporations and organizations). The nominating and governance committee does not use different standards to evaluate nominees depending on whether they are proposed by our directors and management or by our shareholders.

The nominating and corporate governance committee has no specific policy on director diversity. However, the Board reviews diversity of viewpoints, background, experience, accomplishments, education and skills when evaluating nominees. The Board believes that such diversity is important because it provides varied perspectives and promotes active and constructive discussion among directors and between the Board and management, resulting in more effective oversight of management’s formulation and implementation of strategic initiatives. In addition, in the Board’s executive sessions and in annual performance evaluations conducted by the Board and its committees, the Board from time to time considers whether the Board’s composition promotes a constructive and collegial environment. In determining whether an incumbent director should stand for reelection, the nominating and corporate governance committee considers the above factors, as well as that director’s personal and professional integrity, attendance, preparedness, participation and candor and other relevant factors as determined by the Board. Additionally, under Israeli law, if at the time of election of a director, all of the members of the Board are of the same gender, the director to be elected must be of the other gender. Further, the recently adopted listing requirements of Nasdaq require each listed smaller reporting company to have, or explain why it does not have, at least two diverse directors on the board, including at least one diverse director who self-identifies as female. Nasdaq permits the second diverse director to include an individual who self-identifies as one or more of the following: female, LGBTQ+ or an underrepresented minority. Our current board composition is in compliance with these requirements. Each term used above, and in the matrix below, has the meaning given to it in Nasdaq Listing Rule 5605(f). The Board believes its diversity is demonstrated in the range of experiences, qualifications and skills of the current members of the Board, as well as gender identities, reflected in the membership of Ms. Richner.

The matrix below provides certain highlights of the composition of our Board members based on self-identification.

Board Diversity Matrix (As of April 26, 2024)
Total Number of Directors	7
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	6	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	_	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	6	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	-	—	—

The charter of the nominating and corporate governance committee is available at https://ir.golifeward.com/corporate-governance/charters-and-policies. Information contained on, or that can be accessed through, our website does not constitute a part of this Amendment No. 1 and is not incorporated by reference herein.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own more than 10% of our outstanding ordinary shares file with the SEC initial reports of ownership in our ordinary shares and reports of changes in ownership in our ordinary shares. Based solely on a review of reports filed during the fiscal year ended December 31, 2023 and certain of our internal records, we believe that all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners were satisfied on a timely basis, except for: (i) two Form 4’s filed late by Larry Jasinski on each of April 3, 2024 and September 19, 2023, each such report relating to one transaction not reported in the time period specified by rule; (ii) two Form 4’s filed late by Randel Richner on each of March 17, 2023 and September 19, 2023, each such report relating to one transaction not reported in the time period specified by rule; (iii) two Form 4’s filed late by Jeannine Lynch on each of August 4, 2023 and August 31, 2023, each such report relating to one transaction not reported in the time period specified by rule; (iv) one Form 4 filed late by Jeff Dykan on September 19, 2023, such report relating to one transaction not reported in the time period specified by rule; (v) one Form 4 filed late by Dr. John William Poduska on September 19, 2023, such report relating to one transaction not reported in the time period specified by rule; (vi) one Form 4 filed late by Hadar Levy on September 19, 2023, such report relating to one transaction not reported in the time period specified by rule; (vii) one Form 4 filed late by Joseph Turk on September 19, 2023, such report relating to one transaction not reported in the time period specified by rule; and (viii) two Form 4’s filed late by Lind Global Fund II LP on each of July 6, 2023 and September 6, 2023, each such report relating to one transaction not reported in the time period specified by rule.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all officers, directors and employees. The Code of Ethics is available on our website at [-]. Any amendments to the Code of Ethics, or any waivers of its requirements, are expected to be disclosed on our website to the extent required by applicable rules and exchange requirements, including in order to satisfy Item 5.05 of Form 8-K. The reference to our website address here and elsewhere in this proxy statement does not constitute incorporation by reference of the information contained at or available through our website.

ITEM 11. EXECUTIVE COMPENSATION

 As a smaller reporting company, we have opted to comply with the executive compensation rules otherwise applicable to “smaller reporting companies,” as such term is defined in Rule 12b-2 under the Exchange Act.

This section provides certain compensation-related information for (1) all individuals who served as our CEO during any part of the year ended December 31, 2023, and (2) our two most highly compensated executive officers (other than our CEO) who were serving as executive officers as of December 31, 2023 (together, our “Named Executive Officers”).

Named Executive Officers

Our Named Executive Officers for the year ended December 31, 2023, which consists of our principal executive officer and our two other most highly compensated executive officers, are:

• Larry Jasinski, our CEO;

• Michael Lawless, our Chief Financial Officer; and

• Jeannine Lynch, our Vice President of Market Access and Strategy

2023 Summary Compensation Table

The following table provides information regarding the total compensation awarded to, earned by, or paid to our Named Executive Officers for services rendered to us in all capacities for the fiscal years ended December 31, 2022, and 2023.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation($)(2)	Total ($)
Larry Jasinski, Chief Executive Officer and Director	2023	442,312	167,714	278,657	888,683
	2022	419,253	200,000	234,782	854,035
Michael Lawless, Chief Financial Officer	2023	316,500	99,000	101,913	517,413
	2022(3)	86,538	201,375	23,704	311,617
Jeannine Lynch, Vice President of Market Access and Strategy	2023	351,104	82,500	113,058	546,662
	2022	332,800	137,500	93,184	563,484

____________________

(1)
Amounts represent the aggregate grant date fair value of such awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The fair value of restricted stock units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant. This amount does not correspond to the actual value that may be recognized by the Named Executive Officer upon the vesting and subsequent settlement of the restricted stock units. The valuation assumptions used in determining such amounts are described in Notes 2m and 9b to our consolidated financial statements included in our 2023 Annual Report.

(2)	Amounts represent the annual bonuses paid with respect to achievement of the Company and, if applicable, individual performance objectives on account of fiscal year 2023.
(3)	Mr. Lawless joined the Company as our Chief Financial Officer effective September 19, 2022 and was not a Named Executive Officer in 2022.

Pursuant to regulations promulgated under the Israel Companies Law, we are required to disclose the total compensation earned during 2023 by our five most highly-compensated office holders (as defined in the Israel Companies Law). Three of such individuals are our Named Executive Officers, as defined above, and their respective total compensation for 2023 is set forth in the Summary Compensation Table. The other two individuals, and their respective total compensation for 2023, is as follows:

Name and Principal Position	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation($)(2)	All Other Compensation ($)	Total ($)
Miri Pariente, Vice President of Operations, Regulatory and Quality(3)
	187,314	75,000	59,004	91,488(4)	412,806
Almog Adar, Vice President of Finance and Chief Accounting Officer (3)
	160,583	75,000	36,934	66,101(5)	338,618
______________

(1)
Amounts represent the aggregate grant date fair value of such awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The fair value of RSUs granted is determined based on the price of the Company’s ordinary shares on the date of grant. This amount does not correspond to the actual value that may be recognized by the individuals listed in the table above upon the vesting and subsequent settlement of the restricted stock units. The valuation assumptions used in determining such amounts are described in Notes 2l and 8b to our consolidated financial statements included in our 2023 Annual Report.

(2)	Amounts represent the annual bonuses paid with respect to achievement of the Company and, if applicable, individual performance objectives on account of fiscal year 2023.
(3)
The amounts set forth for each of Ms. Pariente and Mr. Adar in the columns “Salary,” “Non-Equity Incentive Plan,” and “All Other Compensation” represent payments, contributions and/or allocations that were made in New Israel Shekels (“NIS”) and have been translated to U.S. dollars according to the average exchange rate on the applicable period.

(4)
Consists of $54,309 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $37,179 with respect to Ms. Pariente’s personal use of a Company-leased car.

(5)
Consists of $46,654 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $19,447 with respect to Mr. Adar’s personal use of a Company-leased car.

Narrative Disclosure to the 2023 Summary Compensation Table

Our compensation committee reviews and approves the compensation of our executive officers and is primarily responsible for determining the compensation for the Named Executive Officers and office holders (within the meaning of the Israeli Companies Law) consistent with our overall executive compensation philosophy. Our compensation committee reviews and discusses the compensation of other officers with the chief executive officer and considers overall Company performance against goals, individual executive performance, and internal and external equity as key factors in those decisions. We develop our compensation programs after reviewing publicly available compensation data. Aon advises the compensation committee on all of the principal aspects of executive compensation. Aon attends meetings of the compensation committee when requested to do so. Aon reports directly to the compensation committee and not to management, although it meets with management for purposes of gathering information for its analyses and recommendations. The compensation committee has assessed the independence of Aon consistent with SEC regulations and Nasdaq listing standards and has concluded that the engagement of Aon does not raise any conflict of interest.

Base Salaries

At the beginning of 2023, our compensation committee reviewed and approved the base salaries of the Named Executive Officers based on an analysis of external market conditions and individual performance against goals.  The table below sets forth the base salaries for each of the Named Executive Officers for 2023:

Name	2023 Base Salary ($)
Larry Jasinski	442,312
Michael Lawless	316,500
Jeannine Lynch	351,104

2023 Non-Equity Incentive Plan

All employees who have bonus features in their employment agreements, including our Named Executive Officers, were eligible to participate in a non-equity incentive plan for fiscal year 2023, pursuant to which employees were eligible to receive a bonus with respect to their performance in such year. Each Named Executive Officer’s target was equal to a specified percentage of his or her base salary, and the actual bonus is paid based on the achievement of certain business and personal performance objectives for the 2023 fiscal year. Not all goals were required to be satisfied for a Named Executive Officer to receive a portion of the bonus. The principal business performance objective under the non-equity incentive plan for 2023 was based on achieving specified financial goals or milestones as set forth in the Compensation Policy as approved by our shareholders. These objectives were allocated as 20% for revenue targets, 20% for market development targets, 20% for strategic targets, and 20% for net loss targets. A personal performance objective, which is subjective in nature, made up the remaining 20%.

If the target was met in all categories of the business performance objective, 100% of the Named Executive Officer’s bonus was to be paid. The percentage of the bonus to be paid varied depending on the specific target and the level of achievement.

In February 2024, the compensation committee completed an evaluation of the Company’s overall performance for 2023 and the Named Executive Officers’ respective contributions in achieving this performance. The compensation committee’s review was based on Company performance against business objectives, as well as personal performance against individual goals established by the compensation committee. Following such review, our Board (following the recommendation of the compensation committee) approved the bonuses for the Named Executive Officers.

Equity Compensation

Our equity grant program is intended to align the interests of our Named Executive Officers with those of our shareholders and to motivate them to make important contributions to our performance. In 2023, we granted RSUs to each of our Named Executive Officers, as reflected in the “Outstanding Equity Awards at 2023 Fiscal Year End Table” below. The RSUs will vest pro-rata annually, with twenty-five percent (25%) of the RSUs vesting on each of the first four (4) anniversaries of the grant date of such award, subject to the Named Executive Officers’ continued service with the Company through each such vesting date.

Employee Benefits and Perquisites

We currently maintain the Lifeward, Inc. 401(k) Plan, a defined contribution plan, or the 401(k) Plan, for the benefit of our employees, including our Named Executive Officers, who satisfy certain eligibility requirements. Our Named Executive Officers were eligible to participate in the 401(k) Plan on the same terms as our other full-time employees. We believe that providing a vehicle for retirement savings though our 401(k) Plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our Named Executive Officers.

Currently, we do not view perquisites or other personal benefits as a significant component of our Compensation Policy.

Employment Agreements of Named Executive Officers

Each of Larry Jasinski, our CEO, Michael Lawless, our Chief Financial Officer, and Jeannine Lynch, our Vice President of Market Access and Strategy, previously entered into an employment agreement with our Subsidiary. These employment agreements set forth their respective terms of employment, which terms are generally applicable to all of our executives, covering matters such as vacation, health and other benefits. The following are descriptions of the material terms of our Named Executive Officers’ employment agreements.

Larry Jasinski

On January 17, 2011, we entered into an employment agreement with Mr. Jasinski, pursuant to which he has served as the CEO of the Company since February 12, 2012 (as amended from time to time, the “Jasinski Employment Agreement”). The Jasinski Employment Agreement provides for an annual base salary, subject to annual increases in the discretion of, the Company, and an annual performance bonus. In accordance with previous shareholder approvals, and effective as of January 1, 2023, the annual base salary is currently $442,312. The annual performance bonus was originally set at up to 35% of annual base salary. In 2020, this was increased to an annual performance bonus of up to 70% of annual base salary for achieving 100% of targets (with adjustment upward or downward for performance exceeding or failing to meet such objectives, respectively).

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

Michael Lawless

We entered into an employment agreement with Mr. Lawless, pursuant to which he has served as our CFO since September 19, 2022 (as amended from time to time, the “Lawless Employment Agreement”). The Lawless Employment Agreement provides for an annual base salary of $300,000, which was increased to $316,500 effective January 1, 2023 and is subject to increases as may be determined from time to time by the compensation committee of the Board, and an annual performance bonus up to 35% of annual base salary, subject to the achievement of objectives as determined by the compensation committee of the Board. The Lawless Employment Agreement also provides that Mr. Lawless would receive, as an inducement grant, a restricted stock unit award covering 32,142 ordinary shares, as adjusted to reflect the 1-for-7 reverse share split of the ordinary shares effected by the Company on March 15, 2024 (the “Lawless Inducement Award”), which award vests in four equal annual instalments commencing as of the grant date. The terms of the Lawless Inducement Award are generally consistent with the terms applicable to restricted stock unit awards set forth in our 2014 Equity Incentive Plan (as amended from time to time, the “2014 Plan”); provided, however, that in the event Mr. Lawless’s employment with the Company is terminated by the Company (or its successor) not for “Cause”, or if Mr. Lawless terminates his employment for “Good Reason” within 90 days prior to a Change of Control (as all such terms are defined in the Lawless Employment Agreement) or one year following a Change of Control, the Lawless Inducement Award will vest upon the effective date of termination of employment.

The Lawless Employment Agreement was for an initial term through September 19, 2023, and automatically renews for additional terms of twelve-months each, provided, however, that either party may terminate the Lawless Employment Agreement, effective as of the last date of any renewal term by providing at least 90 days prior written notice. The Lawless Employment Agreement also provides that the Company may terminate the Agreement immediately without providing prior notice in the event of death or disability, or for cause. In the event that Mr. Lawless’ employment is terminated by the Company without cause or if Mr. Lawless resigns for Good Reason not in connection with a Change of Control Event, Mr. Lawless will be entitled to a severance payment equal to (i) six months of his then-current base salary, (ii) 50% of his annual bonus, representing a pro-rated six-month payment of the annual target bonus, payable in equal instalments over a period of six months following such termination, and (iii) the replacement cost of his benefits for six months following such termination.

The Lawless Employment Agreement provides that if a Change of Control occurs, and within 90 days prior or one year following such Change of Control Mr. Lawless is terminated without Cause or he resigns for Good Reason (a “Change of Control Event”), Mr. Lawless will be entitled to severance of 12 months of base salary, an amount equal to Mr. Lawless's annual target bonus (assuming achievement of 100% of milestones and targets set by the board of directors), payable promptly following such termination, and payment of the portion of COBRA premiums equal to the amount that we would have paid to provide health insurance to Mr. Lawless had Mr. Lawless remained employed with us for twelve months following such termination.  In addition, as stated above, in the case of a Change of Control Event, the Lawless Inducement Award will vest upon the effective date of termination of employment. The Lawless Employment Agreement is governed by the laws of the Commonwealth of Massachusetts and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for a period of 12 months following termination of employment) and trade secrets and inventions clauses.

Jeannine Lynch

On July 22, 2021, we entered into an employment agreement with Jeannine Lynch to serve as Vice President of Market Access and Strategy of the Company, effective August 31, 2021 (the “Lynch Employment Agreement”). Pursuant to the terms of the Lynch Employment Agreement, Ms. Lynch is entitled to (i) an annual base salary of $320,000, which was increased to $351,104 effective January 1, 2023, subject to increases as may be determined from time to time by the compensation committee of the Board and (ii) an annual performance bonus up to 35% of annual base salary, subject to the achievement of objectives as determined by the compensation committee of the Board. The Lynch Employment Agreement may be terminated by the Company upon prior written notice.

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

In the event that the Company is subject to a merger or acquisition where Ms. Lynch is terminated during the 12-month period following the closing of the transaction, 100% of the then-unvested and outstanding equity awards held by Ms. Lynch will vest upon such termination.

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

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards as of December 31, 2023, for each Named Executive Officer. This information reflects the number of ordinary shares of the Company after the 1-for-7 reverse share split of the ordinary shares effected by the Company on March 15, 2024.

			Option Awards				Stock Awards
Name	Grant Date(1)		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested(2) ($)
Larry Jasinski
	6/27/2017	(3)	713	—	367.50	6/27/2027
	5/3/2018	(4)	1,249	—	188.13	5/3/2028
	3/27/2019	(5)	1,774	—	37.56	3/27/2029
	6/18/2020	(6)					10,715	58,354
	5/21/2021	(7)					10,714	58,348
	8/2/2022	(8)					21,428	116,697
	9/13/2023	(9)					28,571	155,598
Jeannine Lynch	8/31/2021	(10)					8,930	48,633
	8/2/2022	(11)					14,732	80,230
	6/30/2023	(12)					19,642	106,970
Michael Lawless
	9/19/2022	(13)					24,107	131,287
	6/30/2023	(14)					23,571	128,368
__________________

(1)	Represents grant dates of the stock option and RSU awards.
(2)
The amount listed in this column represents the product of the closing market price of the Company’s ordinary shares as of December 31, 2023 $5.45 (after-split) multiplied by the number of shares subject to the award.

(3)	This option award is fully vested.
(4)	This option award is fully vested.
(5)	This option award is full vested.
(6)	¼th of the RSU award vests on an annual basis commencing on June 18, 2021, and ending on June 18, 2024.
(7)	¼th of the RSU award vests on an annual basis commencing on May 21, 2022, and ending on May 21, 2025.
(8)	¼th of the RSU award vests on an annual basis commencing on August 2, 2023, and ending on August 2, 2026.
(9)	¼th of the RSU award vests on an annual basis commencing on September 13, 2024, and ending on September 13, 2027.
(10)	¼th of the RSU award vests on an annual basis commencing on August 31, 2022, and ending on August 31, 2025.
(11)	¼th of the RSU award vests on an annual basis commencing on August 2, 2023, and ending on August 2, 2026.
(12)	¼th of the RSU award vests on an annual basis commencing on June 30, 2024, and ending on June 30, 2027.
(13)	¼th of the RSU award vests on an annual basis commencing on September 19, 2023, and ending on September 19, 2026.
(14)	¼th of the RSU award vests on an annual basis commencing on June 30, 2024, and ending on June 30, 2027.

Potential Payments Upon Termination or Change in Control

We have adopted, pursuant to shareholder approval, our Compensation Policy, which provides for certain benefits to our executive officers upon retirement or termination, whether or not in the event of a change in control. We may memorialize any of these benefits in arrangements we enter into with individual executive officers. Under the Compensation Policy, executive officers may be entitled to advance notice of termination of up to 12 months and to obtain up to 12 months of post-termination health insurance. In addition to receiving severance pay as required or facilitated under the local laws of the relevant jurisdiction, executive officers may have the right to receive up to 12 months of base salary (18 months in the case of the CEO), bonus and benefits, taking into account the period of the officer’s service or employment, his or her performance during employment and contribution to the Company’s targets and profits and the circumstances surrounding termination of his or her employment. These benefits are designed to attract and motivate highly skilled professionals to join our Company and to enable us to retain key management.

To the extent our Named Executive Officers are entitled to receive severance (except for any severance payments mandated by Israeli law for our Israeli employees) or change in control benefits, such entitlements are contractually agreed upon between the Company and the applicable Named Executive Officer. Accordingly, for further information regarding the payments and benefits our Named Executive Officers are entitled to receive upon a termination or change in control, please see “Executive Compensation — Employment Agreements of Named Executive Officers.”

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

Policy for Recoupment of Incentive Compensation (Clawback Policy)

On September 13, 2023, we adopted an amended and restated policy for recoupment of incentive compensation (the “Clawback Policy”) in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards (the “final clawback rules”), which covers our current and former executive officers, including all of our named executive officers. Under the Clawback Policy, in the event that we are required to prepare a restatement of our previously issued financial statements due to our material noncompliance with any financial reporting requirement under securities laws, we are required to recover (subject to certain limited exceptions described in the Clawback Policy and permitted under the final clawback rules) any cash or equity incentive-based compensation received by any current or former executive officer after the effective date of the Clawback Policy and in the three years prior to the date we are required to restate our financial statements that is in excess of the amount that would have been received based on the restated financial statements.

Director Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our Board during the year ended December 31, 2023, other than Mr. Larry Jasinski, our CEO, who did not receive additional compensation for his services as director and whose compensation is set forth in the Summary Compensation Table found elsewhere in this Amendment No. 1.

Name	Fees Earned in Cash ($)		Stock Awards ($)(1)	Total ($)
Jeff Dykan	43,398	(2)	50,000	93,398
Dr. John William Poduska	48,826	(3)	50,000	98,826
Randel Richner	34,244	(4)	50,000	84,244
Joseph Turk	43,451	(5)	50,000	93,451
Hadar Levy	39,127	(6)	50,000	89,127
Yohanan Engelhardt	35,633	(7)	50,000	85,633
Yasushi Ichiki	21,938	(8)	50,000	71,938
Aryeh (Arik) Dan	25,508	(9)	50,000	75,508
Wayne B. Weisman	34,904	(10)	50,000	84,904

(1)
Amounts represent the aggregate grant date fair value of such awards issued under the 2014 Plan as an annual award to the applicable directors, computed in accordance with FASB ASC Topic 718, which for all directors represents an award of 50,000 RSUs.  These amounts reflect the number of ordinary shares of the Company after the 1-for-7 reverse share split of the ordinary shares effected by the Company on March 15, 2024. The fair value of RSUs granted is determined based on the price of the Company’s ordinary shares on the date of grant. This amount does not correspond to the actual value that may be recognized by the non-employee director upon the vesting of the RSUs. All RSUs become vested and exercisable in four equal quarterly instalments starting three months following the grant date. The valuation assumptions used in determining such amounts are described in Notes 2m and 9b to our consolidated financial statements included in our 2023 Annual Report.

(2)
Represents $22,625 earned by Mr. Dykan as an annual retainer for serving as our Chairman on the Board of Directors, $12,321 for attending meetings of the Board of Directors, $4,970 for serving as a member of the mergers and acquisitions committee, $2,753 for serving as a member of the audit committee and $729 for serving as a chairman of the Company’s finance committee.

(3)
Represents $22,625 earned by Dr. Poduska as an annual retainer for serving as a non-employee director on the Board of Directors, $13,400 for attending meetings of the Board of Directors, $7,565 for serving as a member of the audit committee, $4,507 for serving as the chairman of the compensation committee and $729 for serving as a member of the Company’s finance committee.

(4)	Represents $22,625 earned by Ms. Richner as an annual retainer for serving as a non-employee director on the Board of Directors, and $11,619 for attending meetings of the Board of Directors.
(5)
Represents $22,625 earned by Mr. Turk as an annual retainer for serving as a non-employee director on the Board of Directors, $13,291 for attending meetings of the Board of Directors, $2,565 for serving as a member of the compensation committee and $4,970 for serving as a member of the mergers and acquisitions committee.

(6)
Represents $22,625 earned by Mr. Levy as an annual retainer for serving as a non-employee director on the Board of Directors, $10,202 for attending meetings of the Board of Directors, $2,753 for serving as a member of the audit committee and $3,547 for serving as a member of the mergers and acquisitions committee.

(7)
Represents $15,852 earned by Mr. Engelhardt as a portion of the annual retainer for serving as a non-employee director on the Board of Directors, $9,959 for attending meetings of the Board of Directors, $4,811 for serving as the chair of the audit committee, $4,282 for serving as a member of the mergers and acquisitions committee and $729 for serving as a member of the finance committee. Mr. Engelhardt’s term of office expired on September 13, 2023.

(8)
Represents $15,852earned by Mr. Ichiki as a portion of the annual retainer for serving as a non-employee director on the Board of Directors and $6,086 for attending meetings of the Board of Directors. Mr. Ichiki’s term of office expired on September 13, 2023.

(9)
Represents $15,852  earned by Mr. Dan as a portion of the annual retainer for serving as a non-employee director on the Board of Directors, $6,798 for attending meetings of the Board of Directors and $2,858  for serving as a member of the compensation committee. Mr. Dan’s term of office expired on September 13, 2023.

(10)
Represents $15,852  earned by Mr. Weisman as a portion of the annual retainer for serving as a non-employee director on the Board of Directors, $9,959 for attending meetings of the Board of Directors, $4,811 for serving as a member of the audit committee and $4,282 for serving as a member of the mergers and acquisitions committee. Mr. Weisman’s term of office expired on September 13, 2023.

              The aggregate number of ordinary shares subject to outstanding options and RSU awards for each of our non-employee directors as of December 31, 2023, is shown below. These amounts reflect the number of ordinary shares of the Company after the 1-for-7 reverse share split of the ordinary shares effected by the Company on March 15, 2024. Information regarding Mr. Jasinski’s outstanding equity awards as of December 31, 2023, is set forth in the Outstanding Equity Awards Table found elsewhere in this Amendment No. 1.

Name	Number of Shares
Jeff Dykan	6,453	(1)
Dr. John William Poduska	6,524
Randel Richner	6,384
Joseph Turk	6,385
Hadar Levy	6,385
____________

(1)	See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below for further information on Mr. Dykan’s holdings in our ordinary shares.

Cash compensation for our independent, non-employee directors’ services is governed by previous decisions of our compensation committee, Board and shareholders, and is subject to terms and conditions of our Compensation Policy. Additionally, each independent, non-employee director currently receives upon his or her appointment a restricted stock unit award (the “Initial RSU Award”), with such Initial RSU Award having a value equal to $50,000 on the date of grant (as determined based on the closing price of our ordinary shares on the date of grant). Each independent, non-employee director is also entitled to receive an annual grant of RSUs (the “Annual RSU Award”), with such Annual RSU Award having a value equal to $50,000 on the date of grant. The Initial RSU Award and Annual RSU Award each vest ratably in four equal quarterly instalments starting three months from the date of grant (subject to the non-employee director’s continued service with the Company through each applicable vesting date), with the vesting of such awards to be accelerated upon certain change of control events in accordance with the Compensation Policy. At our 2020 annual general meeting, our shareholders approved an amendment to our then-current Compensation Policy whereby (x) all or a portion of our non-directors’ cash compensation may be paid in equity, at the discretion of our compensation committee, in order to preserve the Company’s cash, and (y) equity compensation of directors will be payable in the first instance in RSUs but such compensation may also be payable, at the discretion of our compensation committee, in cash, based on a formula to be determined and with such payment provisions as shall result in the equivalent effect of vesting of RSUs, in order to preserve the equity available for incentives.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 As of April, 26, 2024, there were 8,602,626 ordinary shares outstanding, excluding ordinary shares issuable in connection with the exercise of outstanding warrants or outstanding options or upon the vesting of restricted stock units (“RSUs”). The voting rights of all shareholders are the same.

The following table sets forth certain information as of April 26, 2024, concerning the number of ordinary shares beneficially owned, directly or indirectly, by:

(1)    each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding ordinary shares;

(2)    each of our directors and director nominees;

(3)    each of our Named Executive Officers (as defined under “Summary Compensation Table” above); and

(4)    all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based on voting and investment power with respect to such shares. Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of April 26, 2024 and shares subject to RSUs that were vested as of or will vest within 60 days of April 26, 2024 are deemed to be outstanding and to be beneficially owned by the person holding such options, RSUs or warrants for the purpose of computing the percentage ownership of such person. However, such shares are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

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

All information with respect to the beneficial ownership of any principal shareholder has been furnished by such shareholder or is based on our filings with the SEC and, unless otherwise indicated below, we believe that persons named in the table have sole voting and sole investment power with respect to all the ordinary shares shown as beneficially owned, subject to community property laws, where applicable. The ordinary shares beneficially owned by our directors and officers may include shares owned by their respective family members, as to which such directors and officers disclaim beneficial ownership. Unless otherwise noted below, each shareholder’s address is c/o ReWalk Robotics Ltd., 3 Hatnufa Street, Floor 6, Yokneam Illit 2069203, Israel.

Ordinary Shares Beneficially Owned
Name	Number of Shares	Percentage
5%-or-More Beneficial Owners:
Lind Global Funds(1)	1,431,106	16.6%
Named Executive Officers and Directors:
Larry Jasinski(2)	53,025	*
Jeff Dykan(3)(4)	31,255	*
Randel Richner(5)	23,724	*
Dr. John William Poduska(6)	18,043	*
Joseph Turk(7)	17,006	*
Hadar Levy(8)	13,528	*
Almog Adar(9)	7,142	*
Jeannine Lynch(10)	9,596	*
Michael A. Lawless (11)	10,185	*
All directors and executive officers as a group (nine persons) (12)	183,504	2.1%
___________

*	Ownership of less than 1%.

(1)
Based on a Schedule 13D/A filed on September 28, 2023, and subsequent Form 4 filings, by Lind Global Fund II LP (“Global Fund II”), Lind Global Partners II LLC, Lind Global Macro Fund LP, Lind Global Partners LLC (together, the “Lind Global Funds”) and Jeff Easton (together with the Lind Global Funds, the “Reporting Persons”). The foregoing excludes warrants to purchase 247,334 ordinary shares, because each of the warrants includes a provision limiting the holder’s ability to exercise the warrants if such exercise would cause the holder to beneficially own greater than 9.99% of the ordinary shares then outstanding. Without such provisions, the Reporting Persons may have been deemed to have beneficial ownership of the ordinary shares underlying such warrants. Jeff Easton, the managing member of Lind Global Partners II LLC and Lind Global Partners LLC, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global Macro Fund, LP and Lind Global Fund II LP. The principal business address of the Reporting Persons is 444 Madison Avenue, Floor 41, New York, N.Y. 10022.

(2)	Consists of 49,289 ordinary shares, including 11,251 shares underlying RSUs vesting within 60 days, and exercisable options to purchase 3,736 ordinary shares.
(3)
Based on Section 13(d) and 16 filings made with the SEC, consists of 5,814 ordinary shares beneficially owned by SCP Vitalife Partners II, L.P., or SCP Vitalife Partners II, a limited partnership organized in the Cayman Islands, 1,942 ordinary shares beneficially owned by SCP Vitalife Partners (Israel) II, L.P., or SCP Vitalife Partners Israel II, a limited partnership organized in Israel. SCP Vitalife II Associates, L.P., or SCP Vitalife Associates, a limited partnership organized in the Cayman Islands, is the general partner of the SCP Vitalife Partners II and SCP Vitalife Partners Israel II, and SCP Vitalife II GP, Ltd., or SCP Vitalife GP, organized in the Cayman Islands, is the general partner of SCP Vitalife Associates. As such, SCP Vitalife GP may be deemed to beneficially own the 7,756 ordinary shares beneficially owned by SCP Vitalife Partners II and SCP Vitalife Israel Partners II. Jeff Dykan and Wayne B. Weisman are the directors of SCP Vitalife GP and, as such, share voting and dispositive power over the shares held by the foregoing entities. As such, they may be deemed to beneficially own 7,756 ordinary shares, the ordinary shares beneficially owned by SCP Vitalife GP, as well as owned by each of Vitalife Partners Overseas and Vitalife Partners Israel. The principal business address of SCP Vitalife Partners II, SCP Vitalife Associates, SCP Vitalife GP, and Messrs. Churchill and Weisman is c/o SCP Vitalife Partners II, L.P., 5 Great Valley Parkway, Suite 210, Malvern, Pennsylvania 19355. The principal business address of SCP Vitalife Partners Israel II, Vitalife Partners Israel, Vitalife Partners Overseas, Vitalife Partners DCM, Mr. Dykan and Dr. Ludomirski is c/o SCP Vitalife Partners (Israel) II, L.P., Ben Gurion 26 Street, Ramat Gan 5257346, Israel.

(4)	Consists of 23,430 ordinary shares, including 2,127 shares underlying RSUs vesting within 60 days, and exercisable options to purchase 69 ordinary shares.
(5)	Consists of 23,724 ordinary shares, including 2,128 shares underlying RSUs vesting within 60 days.
(6)	Consists of 17,903 ordinary shares, including 2,126 shares underlying RSUs vesting within 60 days, and exercisable options to purchase 140 ordinary shares.
(7)	Consists of 17,006 ordinary shares, including 2,129 shares underlying RSUs vesting within 60 days.
(8)	Consists of 13,528 ordinary shares, including 2,129 shares underlying RSUs vesting within 60 days.
(9)	Consists of 7,142 ordinary shares.
(10)	Consists of 9,596 ordinary shares.
(11)	Consists of 10,185 ordinary shares.
(12)
Consists of (i) 157,669 ordinary shares directly or beneficially owned by our executive officers and our nine directors other than Mr. Jasinski; (ii) 3,945 ordinary shares constituting the cumulative aggregate number of options granted to the executive officers and directors; and (iii) 21,890 shares underlying RSUs vesting within 60 days of April 26, 2024.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to our ordinary shares that may be issued under our equity compensation plans in effect as of December 31, 2023. This information reflects a number of ordinary shares of the Company after the 1-for-7 reverse share split of the ordinary shares effected by the Company on March 15, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	490,930	(1)	$37.51	(2)	145,560	(3)
Equity compensation plans not approved by security holders	52,678	(4)	—		—
Total	543,608	(4)	$37.51		145,560
___________

(1)	Represents shares issuable under our (i) 2014 Plan upon exercise of options outstanding to purchase 4,723 shares and upon the settlement of outstanding RSUs with respect to 486,207 shares.
(2)
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options to purchase ordinary shares. It does not reflect the ordinary shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.

(3)	Represents shares available for future issuance under our 2014 Plan.
(4)
Represents the Lawless Inducement Award and an inducement grant of RSUs, covering 28,571 ordinary shares, as adjusted to reflect the 1-for-7 reverse share split of the ordinary shares effected by the Company on March 15, 2024, made to Charles Remsberg on August 11, 2023 (the “Remsberg Inducement Award”), which was granted outside of our 2014 Plan but is subject to the terms and conditions applicable to RSUs granted under our 2014 Plan. The Remsberg Inducement Award vests in four equal annual instalments commencing on the date of grant, provided, that, in the event Mr. Remsberg’s employment with us is terminated by us without Cause or by Mr. Remsberg for Good Reason within 90 days prior to a Change of Control or one year following a Change of Control (each, as defined in Mr. Remsberg’s employment agreement with us), the Remsberg Inducement Award will fully vest upon the later of the date of the termination or the date of the change in control, in each case subject to Mr. Remsberg’s execution of a release of claims.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein from Item 10 above as set forth under the caption “Director Independence.”

Certain Relationships and Related Transactions

See “Item 11. Executive Compensation —Employment Agreements of Named Executive Officers” above for a description of employment agreements between us and the Named Executive Officers.

We describe below transactions and series of similar transactions which are currently proposed or to which we have been or were a party since January 1, 2022, in which (a) the amount involved exceeds or exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and (b) any of our directors, executive officers, beneficial owners of more than 5% of our ordinary shares, or any affiliates or members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. Although we do not have a formal written policy as to the approval of related party transactions, all related party transactions for which disclosure would be required under Item 404 of Regulation S-K are approved based on procedures under Israeli law, as is duly memorialized in the minutes of the meetings of the Board and audit committee, as applicable.

Transactions with Current and/or Former 5% Beneficial Owners

Since January 1, 2022, we entered into the following transactions with other shareholders who are currently 5% beneficial owners or who we believe beneficially owned at the time of such transactions or became as a result of such transactions more than 5% of our ordinary shares, based on a review of Schedule 13G filings made and Company records during such period.

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

Consulting Agreement with Randel E. Richner

At our 2022 annual meeting of shareholders, our shareholders approved the terms of a Consulting Agreement with Richner Consultants LLC, a Delaware company (the “Consultant”) owned by Randel E. Richner, a member of our Board.  Pursuant to the Consulting Agreement, the Consultant provided us with the following services during 2022: strategic advisory consultation on activities related to CMS, including reviewing Company submissions to CMS; reviewing the Company’s dossier submitted to third-party insurers; coordinating and establishing lobbying efforts for the Company with U.S. government agencies; review and support with respect to reimbursements from private payers and with on-going interactions with the U.S. Veterans Benefits Administration; and other reimbursement-related matters as designated and agreed to with our CEO, including international reimbursement activities as needed. The services to be provided under the Consulting Agreement by the Consultant were provided solely by Ms. Richner.

The services were provided on an hourly basis at a rate of $425 per hour, payable by us on a monthly basis subject to the Consultant providing monthly invoices for the review of both our Chairman of the Board and our CEO. Under the Consulting Agreement, the aggregate total number of consulting hours provided by the Consultant could not exceed 282 hours.

The initial term of the Consulting Agreement commenced January 1, 2022, and expired December 31, 2022. Approximately $119,850 was owed and paid to the Consultant for the initial term of the Consulting Agreement.

At our 2023 annual meeting of shareholders, our shareholders approved an extension of the Consulting Agreement until the earlier of December 31, 2023 or such time as we receive approval from CMS.  The extension term of the Consulting Agreement commenced January 1, 2023, and expired December 31, 2023. Approximately $119,999 was owed and paid to the Consultant for the extension term of the Consulting Agreement.

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

	2022	2023
	($ in thousands)
Audit Fees(1)	$245	$418
Audit-Related Fees(2)	$6	$95
Tax Fees(3)	$14	$31
All Other Fees(4)	$4	$120
Total:	$269	$664
____________

(1)
“Audit fees” include fees for services performed by our independent public accounting firm in connection with our annual audit for 2022 and 2023, fees related to the review of quarterly financial statements, fees related to the pro forma financial information and fees for consultation concerning financial accounting and reporting standards. Fees in 2023 also include services by our accounting firm for the audit of AlterG, Inc. for the years 2021 and 2022 prior to our acquisition in August 2023.

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

All engagements by us of the auditors for 2022 and 2023 were pre-approved by the audit committee.

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

3.1	Fifth Amended and Restated Articles of Association of the Company.***
4.1	Specimen share certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on August 20, 2014).
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

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024).
23.1
Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global Limited (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024).

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024).

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024).

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.***
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.***
32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024).

32.2
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024).

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

ReWalk Robotics Ltd.

By:	/s/ Larry Jasinski
Name: Larry Jasinski
Title: Chief Executive Officer

Date: April 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Director and Chief Executive Officer	April 29, 2024
Larry Jasinski	(Principal Executive Officer)

	Chief Financial Officer	April 29, 2024
Mike Lawless	(Principal Financial Officer)

	Vice President of Finance	April 29, 2024
Almog Adar	(Principal Accounting Officer)

*	Chairman of the Board	April 29, 2024
Jeff Dykan

*	Director	April 29, 2024
Dr. John William Poduska

*	Director	April 29, 2024
Randel Richner

*	Director	April 29, 2024
Joseph Turk

*	Director	April 29, 2024
Hadar Levy
/s/ Michael Swinford	Director	April 29, 2024
Michael Swinford

*By /s/ Larry Jasinski

Larry Jasinski, Attorney-in-fact