Form 10-Q
period 2024-03-31
ReWalk Robotics Ltd.
filed 2024-05-15
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to _________

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares, par value NIS 1.75	LFWD	Nasdaq Capital Market

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

Yes ☐    No ☒

As of May 13, 2024, the registrant had outstanding 8,602,626 ordinary shares, par value NIS 1.75 per share.

REWALK ROBOTICS LTD.

FORM 10-Q
FOR THE QUARTER ENDED March 31, 2024

TABLE OF CONTENTS

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

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward- looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in the section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;

•	our ability to maintain and grow our reputation and the market acceptance of our products;

•
our ability to achieve reimbursement from third-party payors or advance Centers for Medicare & Medicaid Services (“CMS”) coverage for our products, including our ability to successfully submit and gain approval of cases for Medicare coverage through Medicare Administrative Contractors (“MACs”);

•	our ability to maintain compliance with the continued requirements of the Nasdaq Capital Market and the risk that our ordinary shares will be delisted if we do not comply with such requirements;

•	our ability to continue to successfully integrate the operations of AlterG, Inc. into our organization, and realize the anticipated benefits therefrom;

•	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;

•	our ability to leverage our sales, marketing and training infrastructure;

•	our ability to grow our business through acquisitions of businesses, products or technologies, and the failure to manage acquisitions, or the failure to integrate them with our existing business;

•	our expectations as to our clinical research program and clinical results;

•	our ability to obtain certain components of our products from third-party suppliers and our continued access to our product manufacturers;

•	our ability to improve our products and develop new products;

•
our compliance with medical device reporting regulations to report adverse events involving our products, which could result in voluntary corrective actions or enforcement actions such as mandatory recalls, and the potential impact of such adverse events on our ability to market and sell our products;

•	our ability to gain and maintain regulatory approvals and to comply with any post-marketing requests;

•	the risk of a cybersecurity attack or incident relating to our information technology systems significantly disrupting our business operations;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;

•	our ability to use effectively the proceeds of our offerings of securities, if any;

•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company;

•

market and other conditions, including the extent to which inflation or global instability may disrupt our business operations or our financial condition or the financial condition of our customers and suppliers, including the ongoing war between Israel and Hamas and the increasing tensions between China and Taiwan; and

•	other factors discussed in the “Risk Factors” section of our 2023 annual report on Form 10-K and in our subsequent reports filed with the SEC.

The preceding list is not intended to be an exhaustive list of all forward-looking statements contained in this quarterly report. The statements are based on our beliefs, assumptions, and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance, or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements. In particular, you should consider the risks provided under “Part I, Item 1A. Risk Factors” of our 2023 annual report on Form 10-K, and in other reports subsequently filed by us with, or furnished to, the SEC.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS REWALK ROBOTICS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$20,744	$28,083
Trade receivable, net of credit losses of $306 and $328, respectively	3,491	3,120
Prepaid expenses and other current assets	2,492	2,366
Inventories	6,059	5,653
Total current assets	32,786	39,222

LONG-TERM ASSETS

Restricted cash and other long-term assets	432	784
Operating lease right-of-use assets	1,562	1,861
Property and equipment, net	1,206	1,262
Intangible assets	11,694	12,525
Goodwill	7,538	7,538
Total long-term assets	22,432	23,970
Total assets	$55,218	$63,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$4,278	$5,069
Employees and payroll accruals	1,487	2,034
Deferred revenues	1,430	1,504
Current maturities of operating leases liability	1,245	1,296
Earnout liability	579	576
Other current liabilities	1,073	1,316
Total current liabilities	10,092	11,795

LONG-TERM LIABILITIES
Earnout liability	2,709	2,716
Deferred revenues	1,364	1,506
Non-current operating leases liability	354	607
Other long-term liabilities	84	58
Total long-term liabilities	4,511	4,887

Total liabilities	14,603	16,682

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 1.75 par value-Authorized: 25,000,000 shares at March 31, 2024 and December 31, 2023; Issued: 9,176,502 and 9,161,798 shares at March 31, 2024 and December 31, 2023, respectively; Outstanding: 8,601,844 and 8,587,140 shares as of March 31, 2024 and December 31, 2023 respectively (1)	4,494	4,487
Additional paid-in capital	281,483	281,109
Treasury Shares at cost, 574,658 ordinary shares at March 31, 2024 and December 31, 2023 (1)	(3,203)	(3,203)
Accumulated deficit	(242,159)	(235,883)
Total shareholders’ equity	40,615	46,510
Total liabilities and shareholders’ equity	$55,218	$63,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Reflects our one-for-seven reverse share split that became effective on March 15, 2024. See Note 8a to the condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$5,283	$1,230
Cost of revenues	3,888	659

Gross profit	1,395	571

Operating expenses:
Research and development, net	1,291	752
Sales and marketing	5,014	2,484
General and administrative	1,592	1,710

Total operating expenses	7,897	4,946

Operating loss	(6,502)	(4,375)
Financial income, net	232	78

Loss before income taxes	(6,270)	(4,297)
Taxes on income	6	24

Net loss	$(6,276)	$(4,321)

Net loss per ordinary share, basic and diluted	$(0.73)	$(0.51)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted (1)	8,590,088	8,502,217

(1) Reflects our one-for-seven reverse share split that became effective on March 15, 2024. See Note 8a to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (1)	Amount	capital	Shares	deficit	equity
Balance as of December 31, 2022	8,584,313	4,489	279,857	(2,431)	(213,750)	68,165
Share-based compensation to employees and non-employees	-	-	304	-	-	304
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	17,436	9	(9)	-	-	-
Treasury shares at cost	(104,336)	(53)	-	(576)	-	(629)
Net loss	-	-	-	-	(4,321)	(4,321)
Balance as of March 31, 2023	8,497,413	4,445	280,152	(3,007)	(218,071)	63,519

Balance as of December 31, 2023	8,587,140	4,487	281,109	(3,203)	(235,883)	46,510
Share-based compensation to employees and non-employees	-	-	381	-	-	381
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	14,704	7	(7)	-	-	-
Net loss	-	-	-	-	(6,276)	(6,276)
Balance as of March 31, 2024	8,601,844	4,494	281,483	(3,203)	(242,159)	40,615

(1) Reflects our one-for-seven reverse share split that became effective on March 15, 2024. See Note 8a to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(6,276)	$(4,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	36
Amortization of intangible assets	831	-
Share-based compensation	381	304
Remeasurement of earnout liability	(4)	-
Interest income	(8)	-
Exchange rate fluctuations	15	11
Changes in assets and liabilities:
Trade receivables, net	(371)	504
Prepaid expenses, operating lease right-of-use assets and other assets	(17)	(1,370)
Inventories	(274)	(119)
Trade payables	(791)	23
Employees and payroll accruals	(547)	(769)
Deferred revenues	(216)	61
Operating lease liabilities and other liabilities	(521)	407
Net cash used in operating activities	$(7,673)	$(5,233)

Cash flows used in investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	$-	$-

Cash flows from financing activities:
Purchase of treasury shares	-	(771)
Net cash used in financing activities	$-	$(771)

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(15)	(11)
Decrease in cash, cash equivalents, and restricted cash	(7,688)	(6,015)
Cash, cash equivalents, and restricted cash at beginning of period	28,792	68,555
Cash, cash equivalents, and restricted cash at end of period	$21,104	$62,540
Supplemental disclosures of non-cash flow information
Classification of inventory to property and equipment	$105	$-
ROU assets obtained from new lease liabilities	$-	$513
Supplemental cash flow information:
Cash and cash equivalents	$20,744	$61,883
Restricted cash included in other long-term assets	$360	$657
Total Cash, cash equivalents, and restricted cash	$21,104	$62,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: GENERAL

a.
ReWalk Robotics Ltd. (“RRL”, and together with its subsidiaries, the “Company”), doing business as Lifeward, was incorporated under the laws of the State of Israel on June 20, 2001, and commenced operations on the same date. On January 29, 2024, the Company announced that it had rebranded as Lifeward and the subsidiaries of RRL were each renamed to reflect the new corporate identity.

b.

RRL has three wholly owned (directly and indirectly) subsidiaries: (i) Lifeward Inc. (“LI”) originally incorporated under the laws of Delaware on February 15, 2012 under the name of ReWalk Robotics, Inc., (ii) Lifeward GMBH (“LG”) originally incorporated under the laws of Germany on January 14, 2013 under the name of ReWalk Robotics GMBH, and (iii) Lifeward CA, Inc. ( “LCAI”) originally incorporated in Delaware on October 21, 2004 under the name of Gravus, Inc., which was later changed to AlterG, Inc. on June 30, 2005.

c.

The Company is a medical device company that designs, develops, and commercializes life-changing solutions that span the continuum of care in physical rehabilitation and recovery, delivering proven functional and health benefits in clinical settings as well as in the home and community. The Company’s initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (collectively, the “SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use the Company’s patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury the ability to stand and walk again during everyday activities at home or in the community.

The Company has sought to expand its product offerings beyond the SCI Products through internal development and distribution agreements. The Company has developed its ReStore Exo-Suit device, which it began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. During the second quarter of 2020, the Company signed an agreement to distribute product lines in the United States. The Company is the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to US veterans through VA hospitals. We refer to the MyoCycle devices as our “Distributed Product.”

On August 11, 2023, pursuant to an Agreement and Plan of Merger among LI, AlterG, Inc., Atlas Merger Sub, Inc., a wholly owned subsidiary of AlterG, Inc. (“Merger Sub”), and Shareholder Representative Services LLC, dated August 8, 2023, LI acquired AlterG, Inc. and AlterG, Inc. became a wholly owned subsidiary of the Company. With the rebranding of the Company, AlterG, Inc. was renamed as LCAI.

For accounting purposes, LI was considered the acquirer and AlterG, Inc. was considered the acquiree. The acquisition was accounted for using the acquisition method of accounting. See Note 5 for additional information.

The Company made its first acquisition to supplement its internal growth when it acquired AlterG, Inc., a leading provider of anti-gravity systems for use in physical and neurological rehabilitation. The Company paid a cash purchase price of approximately $19 million at closing and additional cash earnouts may be paid based upon a percentage of AlterG’s year-over-year revenue growth over the two years following the closing. The AlterG anti-gravity systems use patented, NASA-derived Differential Air Pressure (“DAP”) technology to reduce the effects of gravity and allow people to rehabilitate with finely calibrated support and reduced pain. The Company will continue to evaluate other products for distribution or acquisition that can broaden its product offerings further to help individuals with neurological injury and disability.

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

d.
As of March 31, 2024, the Company incurred a consolidated net loss of $6.3 million and has an accumulated deficit in the total amount of $242.2 million. The Company’s cash and cash equivalents as of March 31, 2024 totaled $20.7 million and the Company’s negative operating cash flow for the three months ended March 31, 2024 was $7.7 million. The Company has sufficient funds to support its operations for more than 12 months following the issuance date of its unaudited condensed consolidated financial statements for the three months ended March 31, 2024.

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

NOTE 2: BASIS OF PRESANTATION AND SUMMARY OF ESTIMATES

Basis of Presentation and Consolidation

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

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the 2023 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023 (the “2023 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the consolidated financial statements for the fiscal year ended December 31, 2023 included in the 2023 Form 10-K, unless otherwise stated.

Use of estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to inventories, assets acquired and liabilities assumed in business combinations, revenue recognition, deferred revenue, fair values of share-based awards, contingent liabilities, provision for warranty and allowance for credit losses. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Acquisition-related costs include legal fees, consulting and success fees, and other non-recurring integration related costs. Acquisition-related costs are expensed as incurred.

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

As of March 31, 2024, no impairments of goodwill have been recognized.

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

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

		Fair value measurements as of
Description	Fair Value Hierarchy	March 31, 2024	December 31, 2023
Financial assets:

Money market funds included in cash and cash equivalent	Level 1	$2,587	$2,550
Treasury bills included in cash and cash equivalent	Level 1	2,582	2,525

Total Assets Measured at Fair Value		$5,169	$5,075

Financial Liabilities:
Earnout	Level 3	$3,288	$3,292

Total liabilities measured at fair value		$3,288	$3,292

The Company classifies cash equivalents within Level 1, because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair values.

The earnout was valued using a Monte Carlo simulation analysis, which is considered to be a Level 3 fair value measurement.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the earnout liability activity as of March 31, 2024 (in thousands):

Earnout
Balance December 31, 2023	$3,292
Change in fair value	(4)
Balance March 31, 2024	$3,288

d.	Revenue Recognition

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

Disaggregation of Revenues (in thousands):

	Three Months Ended March 31,
	2024	2023
Product	$3,739	$942
Rental	886	184
Service and warranty	658	104
Total Revenues	$5,283	$1,230

Product revenue

Revenue from Products sold to rehabilitation facilities and end users is recognized at a point in time once the customer has obtained the legal title to the items purchased.

For ReWalk and ReStore systems sold to rehabilitation facilities, the Company provides an immaterial level of training and considers the elements in the arrangement to be a single performance obligation. Therefore, the Company recognizes revenue for the system and training only after delivery in accordance with the agreement's delivery terms to the customer and after the training has been completed.

For sales of ReWalk systems to end users, the Company does not provide training to the end user as this training is provided separately by the rehabilitation center that the end user chooses to use. Similarly, for sales of ReWalk systems to third party distributors, the Company does not provide training to the distributor because the distributor would previously have completed the ReWalk Training program. Therefore, in both cases the Company recognizes revenue upon delivery.

The Company generally does not grant a right of return for its products. In rare circumstances the Company provides a right of return for its products. In those cases, the Company records reductions to revenue for expected future product returns based on the Company’s historical experience and estimates.

The Company offered five products: (1) ReWalk Personal, (2) ReWalk Rehabilitation, (3) ReStore, (4) MyoCycle and (5) AlterG Anti-Gravity system.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ReWalk Personal and ReWalk Rehabilitation are SCI Products, which are currently designed for everyday use by paraplegic individuals at home and in their communities. SCI Products are custom fitted for each user, as well as for use by paraplegic patients in the clinical rehabilitation environment, where they provide individuals access to valuable exercise and therapy. ReWalk Rehabilitation is a ReWalk Personal product sold with multiple sizes of our adjustable parts to allow different users the ability to train within a clinic.

The AlterG Anti-Gravity systems are used in physical and neurological rehabilitation and athletic training, both domestically and internationally. This transformative technology uses patented, NASA-derived DAP technology to reduce the effects of gravity and allow people to move in new ways with finely calibrated support and reduced pain.

The ReStore is a powered, lightweight soft exo-suit intended for use in the rehabilitation of individuals with lower limb disability due to stroke in the clinical rehabilitation environment.

The Company also sells the MyoCycle, which uses Functional Electrical Stimulation (“FES”) technology, in the United States for use at home or in clinic.

Rental revenue

Rental revenue for the AlterG Anti-Gravity systems is accounted for under ASC Topic 842, Leases. The Company rents its products to customers for a fixed monthly fee over the rental term, which typically ranges from 2 to 3 years. Rental revenues are recorded as earned on a monthly basis.

The Company also offers the SCI Products in a rent-to-purchase model in which the Company recognizes revenue ratably according to the agreed rental monthly fee for a limited period prior to selling its products.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In recent years, SCI Products have included a five-year warranty. The first two years are considered as an assurance type warranty and the additional period is considered an extended service arrangement, which is a service type warranty. A service type warranty is either sold with a unit or separately for a unit for which the warranty has expired. A service type warranty is accounted as a separate performance obligation and revenue is recognized ratably over the life of the warranty.

The ReStore device is sold with a two-year warranty which is considered as assurance type warranty.

The Distributed Product is sold with an assurance type warranty ranging from between one year to ten years, depending on the specific product and part.

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

Contract balances (in thousands):

	March 31,	December 31,
	2024	2023
Trade receivable, net of credit losses (1)	$3,491	$3,120
Deferred revenues (1) (2)	$2,794	$3,010

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	During the three months ended March 31, 2024, $489 thousand of the December 31, 2023 deferred revenues balance was recognized as revenues.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations, multi-year services contracts, as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized.

The Company’s unearned performance obligations as of March 31, 2024 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $2.9 million, which will be fulfilled over one to five years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Concentrations of Credit Risks:

The below table reflects the concentration of credit risk for the Company’s current customers as of March 31, 2024, to which substantial sales were made:

	March 31,	December 31,
	2024	2023
Customer A	40%	-

The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and future expected economic conditions. Trade receivables deemed uncollectable are charged against the allowance for credit losses when identified. As of March 31, 2024, and December 31, 2023, trade receivables are presented net of allowance for credit losses in the amount of $306 thousand and $328 thousand, respectively.

f.	Warranty provision

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2023	$348
Provision	246
Usage	(198)
Balance at March 31, 2024	$396

g.	Basic and diluted net loss per ordinary share:

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

For the three months ended March 31, 2024 and 2023, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 2,739,227 and 2,780,693, respectively, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

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

NOTE 4: INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Finished products	$3,588	$3,157
Raw materials	2,471	2,496
	$6,059	$5,653

NOTE 5: BUSINESS COMBINATION

On August 11, 2023, pursuant to an Agreement and Plan of Merger among LI, AlterG, Inc., Merger Sub, and Shareholder Representative Services LLC, LI, August 8, 2023, the Company acquired AlterG, Inc.and AlterG, Inc.became a wholly owned subsidiary of the Company. With the rebranding of the Company, AlterG, Inc. was renamed as LCAI. LCAI develops, manufactures, and markets anti-gravity systems for use in physical and neurological rehabilitation and athletic training, both in the United States and internationally. The aggregate purchase price was a total of approximately $19 million in cash, subject to working capital and other customary purchase price adjustments. Additional cash earnouts (in an anticipated amount of approximately $4.0 million in the aggregate) may be paid based upon a percentage of LCAI’s year-over-year future revenue growth over the next two years subject to working capital and other customary purchase price adjustments.

The total consideration transferred is as follows (in thousands):

Cash	$18,493
Earnout payments	$3,607
Total consideration	$22,100
Earnout payments

The Company will pay an amount of cash equal to 65% of the amount, if any, by which LCAI revenue attributable to the first 12 months period exceeds revenue target ("first earnout payment"), and an amount in cash equal to 65% of the amount, if any, by which LCAI revenue attributable to the following 12 months period exceeds the revenue from the first 12 month period ("second earnout payment"). At the date of acquisition, management estimated fair value of the earnout payment based on the actual up to date performance of the acquired entity and the probability of the earn out payment occurrence to be at approximately $3.6 million. The earn-out was accounted for as a liability and will be remeasured at each reporting period through consolidated statement of operations.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has accounted for the LCAI acquisition as a business combination. The Company has preliminarily allocated the purchase price of approximately $22.1 million fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill.

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

The following table presents the details of the intangible assets acquired at the date of LCAI acquisition (in thousands):

	Estimated	Estimated Useful Life
	Fair Value	(Years)
Trademark	$795	3
Technology	6,161	4
Customer relationship - Warranty	201	2
Customer relationship - Rental	2,102	4
Customer relationship - Distribution	4,578	5
Backlog	296	1

Under the purchase price allocation, the Company allocates the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the estimates of their fair values. The fair values for the intangible assets acquired were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement in the fair value hierarchy. Customer relationships, distributor relationships, backlog, trademark and developed technology were valued using the income approach, based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The discounted cash flow analyses factor in assumptions on revenue and expense growth rates including estimates of customer growth and attrition rates, distributor growth and attrition rates, technology obsolescence, and relief from royalty projections. Additionally, these discounted cash flow analyses factor in expected amounts of working capital, fixed assets, assembled workforce and cost of capital for each intangible asset.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company has $7.5 million of goodwill related to its purchase of LCAI in the first quarter of fiscal year 2024, which has an indefinite life, and is not deductible for tax purposes.

As of March 31, 2024, the components of, and changes in, the carrying amount of intangible assets, net, were as follows (in thousands):

	Cost	March 31, 2024 Accumulated Amortization	Intangible Assets, Net
Trademark	795	(169)	626
Technology	6,161	(987)	5,174
Customer relationship - Warranty	201	(65)	136
Customer relationship - Rental	2,102	(337)	1,765
Customer relationship - Distribution	4,578	(585)	3,993
Backlog	296	(296)	-
Total Amortized Intangible Assets	14,133	(2,439)	11,694

The estimated amortization expense is shown below (in thousands):

Fiscal 2024 (period remaining)	$2,516
Fiscal 2025	3,307
Fiscal 2026	3,143
Fiscal 2027	2,172
Fiscal 2028	556
Total	11,694

NOTE 7:  COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of March 31, 2024, non-cancelable outstanding obligations amounted to approximately $7.5 million.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(ii)
RRL and LG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2024 and 2026. A subset of the Company’s car leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and LG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $29 thousand as of March 31, 2024.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2024 are as follows (in thousands):

2024	$1,021
2025	672
2026	12
Total lease payments	1,705
Less: imputed interest	(106)
Present value of future lease payments	1,599
Less: current maturities of operating leases	(1,245)
Non-current operating leases	$354
Weighted-average remaining lease term (in years)	1.38
Weighted-average discount rate	9.21%

Lease expense under the Company’s operating leases was $328 thousand and $192 thousand for the three months ended March 31, 2024 and 2023 respectively.

c.	Royalties

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (“IIA”). Since the Company’s inception through March 31, 2024, the Company received funding from the IIA in the total amount of $2.6 million. Out of the $2.6 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $634 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of March 31, 2024, the Company paid royalties to the IIA in the total amount of $114 thousand.

There were no royalty expenses for the three months ended March 31, 2024 and 2023 respectively.

As of March 31, 2024, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In accordance with the License Agreement with Harvard, the Company is required to pay royalties on net sales. Refer to note 10 in our 2023 Form 10-K for details regarding the License Agreement.

LCAI earns royalties under a license agreement with a third party and are recognized as earned. Royalty revenues totaled $23 thousand for the period ended March 31, 2024.

d.	Liens:

As part of the Company’s other long-term assets and restricted cash, an amount of $360 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8:  SHAREHOLDERS’ EQUITY

a.	Reverse share split:

At the Company’s 2023 annual general meeting, the Company’s shareholders approved (i) a reverse share split within a range of 1:2 to 1:12, to be effective at the ratio and on a date to be determined by the Board of Directors, and (ii) amendments to the Company’s Articles of Association authorizing an increase in the Company’s authorized share capital (and corresponding authorized number of ordinary shares, proportionally adjusting such number for the reverse share split) so that the maximum number of authorized ordinary shares would be 120 million. In accordance with the shareholder approval, in early March 2024 the Board of Directors of the Company approved a one-for-seven reverse share split of the Company’s ordinary shares, reducing the number of the Company’s issued and outstanding ordinary shares from approximately 60.1 million pre-split shares to approximately 8.6 million post-split shares. The Company’s ordinary shares began trading on a split-adjusted basis on March 15, 2024. Additionally, effective at the same time, the total authorized number of ordinary shares of the Company was adjusted to 25 million post-split shares, the par value per share of the ordinary shares changed to NIS 1.75 and the authorized share capital of the Company changed from NIS 30,000,000 to NIS 43,750,000. All share and per share data included in these condensed consolidated financial statements give retroactive effect to the reverse share split for all periods presented.

Upon the effectiveness of the reverse share split, every seven shares were automatically combined and converted into one ordinary share. Appropriate adjustments were also made to all outstanding derivative securities of the Company, including all outstanding equity awards and warrants.

No fractional shares were issued in connection with the reverse share split. Instead, all fractional shares (including shares underlying outstanding equity awards and warrants) were rounded down to the nearest whole number.

b.	Share option plans:

As of March 31, 2024, and December 31, 2023, the Company had reserved 145,560 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers, and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

There were no options granted during the three months ended March 31, 2024 and 2023.

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant. A summary of employee share options activity during the three months ended March 31, 2024 is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2023	4,723	$259.73	4.39	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding as of March 31, 2024	4,723	$259.73	4.14	$-

Options exercisable as of March 31, 2024	4,723	$259.73	4.14	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the months ended March 31, 2024 and 2023.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employees and non-employees RSUs activity during the three months ended March 31, 2024 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs as of December 31, 2023	538,885	$6.07
Granted	-	-
Vested	(14,704)	6.03
Forfeited	-	-
Unvested RSUs as of March 31, 2024	524,181	$6.07

The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2023, was $5.6. There were no RSUs granted during the three months ended March 31, 2024.

As of March 31, 2024, there were $2.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 2.7 years.

The number of options and RSUs outstanding as of March 31, 2024 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of March 31, 2024	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of March 31, 2024	Weighted average remaining contractual life (years) (1)
RSUs only	524,181	-	-	-
$37.6	1,774	4.99	1,774	4.99
$178.5 - $236.3	1,845	4.10	1,845	4.10
$350 - $367.5	887	3.21	887	3.21
$1,277.5 - $3,634.8	217	1.39	217	1.39
	528,904	4.14	4,723	4.14

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based awards to non-employee consultants: As of March 31, 2024, there are 782 outstanding RSUs held by non-employee consultants.

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

As of March 31, 2024, pursuant to the Company’s share repurchase program, the Company had repurchased a total of 574,658 of its outstanding ordinary shares at a total cost of $3.5 million.

e.	Warrants to purchase ordinary shares: The following table summarizes information about warrants outstanding and exercisable that were classified as equity as of March 31, 2024:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	681	$52.50	681	See footnote (1)
December 28, 2016 (2)	272	$52.50	272	See footnote (1)
April 5, 2019 (3)	58,350	$35.98	58,350	October 7, 2024
April 5, 2019 (4)	7,001	$45.52	7,001	April 3, 2024
June 5, 2019, and June 6, 2019 (5)	209,235	$52.50	209,235	June 5, 2024
June 5, 2019 (6)	12,552	$65.63	12,552	June 5, 2024
June 12, 2019 (7)	59,523	$42.00	59,523	December 12, 2024
June 10, 2019 (8)	7,142	$52.50	7,142	June 10, 2024
February 10, 2020 (9)	4,054	$8.75	4,054	February 10, 2025
February 10, 2020 (10)	15,120	$10.94	15,120	February 10, 2025
July 6, 2020 (11)	64,099	$12.32	64,099	January 2, 2026
July 6, 2020 (12)	42,326	$15.95	42,326	January 2, 2026
December 8, 2020 (13)	83,821	$9.38	83,821	June 8, 2026
December 8, 2020 (14)	15,543	$12.55	15,543	June 8, 2026
February 26, 2021 (15)	780,095	$25.20	780,095	August 26, 2026
February 26, 2021 (16)	93,612	$32.05	93,612	August 26, 2026
September 29, 2021 (17)	1,143,821	$14.00	1,143,821	March 29, 2027
September 29, 2021 (18)	137,257	$17.81	137,257	September 27, 2026
	2,734,504		2,734,504

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $52.50 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of March 31, 2024.

(2)	Represents common warrants that were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 1 for exercisability terms.

(3)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in April 2019.

(4)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s April 2019 registered direct offering.

(5)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement on June 5, 2019, and June 6, 2019, respectively.

(6)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s June 2019 warrant exercise agreement and concurrent private placement of warrants.

(7)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement in June 2019.

(8)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s June 2019 registered direct offering and concurrent private placement of warrants.

(9)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020. As of March 31, 2024, 534,300 warrants were exercised for total consideration of $4,675,125. During the three months that ended March 31, 2024, no warrants were exercised.

(10)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering. As of March 31, 2024, 32,880 warrants were exercised for total consideration of $359,625. During the three months that ended March 31, 2024, no warrants were exercised.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)
Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in July 2020. As of March 31, 2024, 288,634 warrants were exercised for total consideration of $3,556,976. During the three months that ended March 31, 2024, no warrants were exercised.

(12)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s July 2020 registered direct offering.

(13)
Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in December 2020. As of March 31, 2024, 514,010 warrants were exercised for total consideration of $4,821,416. During the three months that ended March 31, 2024, no warrants were exercised.

(14)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of March 31, 2024, 32,283 warrants were exercised for total consideration of $405,003. During the three months that ended March 31, 2024, no warrants were exercised.

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
Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$4	$(2)
Research and development, net	46	32
Sales and marketing	111	81
General and administrative	220	193
Total	$381	$304

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9:  FINANCIAL INCOME, NET

The components of financial (expenses) income, net were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$288	$73
Foreign currency transactions and other	(23)	13
Bank commissions	(33)	(8)
	$232	$78

NOTE 10:  GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended March 31,
	2024	2023
Revenues based on customer’s location:
United States	$3,747	$877
Europe	1,169	324
Asia-Pacific	180	28
Rest of the world	187	1
Total revenues	$5,283	$1,230

	March 31,	December 31,
	2024	2023
Long-lived assets by geographic region (*):
Israel	$437	$529
United States	2,172	2,404
Germany	159	190
	$2,768	$3,123

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Three Months Ended March 31,
	2024		2023
Major customer data as a percentage of total revenues:
Customer A	26%		-
Customer B	*	)	23%
Customer C	*	)	10%
Customer D	-		10%
Customer E	-		10%

*) Less than 10%.

NOTE 11:  SUBSEQUENT EVENTS

On April 11, 2024, CMS approved a final payment level of $91,032 for Medicare reimbursement of the ReWalk Personal Exoskeleton, which took effect on April 1, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024 and amended on April 29, 2024 (the “2023 Form 10-K”). In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements” above.

Overview

We are a medical device company that designs, develops, and commercializes life-changing solutions that span the continuum of care in physical rehabilitation and recovery, delivering proven functional and health benefits in clinical settings as well as in the home and community. Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury (“SCI”) the ability to stand and walk again during everyday activities at home or in the community. In March 2023, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the ReWalk Personal Exoskeleton with stair and curb functionality which adds usage on stairs and curbs to the indication for use for the device in the U.S. The clearance permits U.S. customers to participate in more walking activities in real-world environments in their daily lives where stairs or curbs may have previously limited them when using the exoskeleton for its intended, FDA indicated uses. This feature has been available in Europe since initial CE Clearance, and real-world data from a cohort of 47 European users throughout a period of over seven years and consisting of over 18,000 stair steps was collected to demonstrate the safety and efficacy of this feature and support the FDA submission.

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

On August 11, 2023, we made our first acquisition to supplement our internal growth when we acquired AlterG, a leading provider of anti-gravity system for use in physical and neurological rehabilitation. We paid a cash purchase price of approximately $19 million at closing and additional cash earnouts (in an anticipated amount of approximately $4 million in the aggregate) may be paid based upon a percentage of AlterG’s year-over-year revenue growth over the two years following the closing. The AlterG anti-gravity systems use patented, National Aeronautics and Space Administration-derived Differential Air Pressure (“DAP”) technology to reduce the effects of gravity and allow people to rehabilitate with finely calibrated support and reduced pain. AlterG anti-gravity systems are utilized in over 4,000 facilities globally in more than 40 countries. We will continue to evaluate other products for distribution or acquisition that can broaden our product offerings further to help individuals with neurological injury and disability.

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

Our principal markets are primarily in the United States and Europe with some lesser sales to Asia, the Middle East and South America. We sell our products primarily directly in the United States, through a combination (depending on the product line) of direct sales and distributors in Germany, Canada, and Australia, and primarily through distributors in other markets. In our direct markets, we have established relationships with clinics and rehabilitation centers, professional and college sports teams, and individuals and organizations in the spinal cord injury community, and in markets where we do not sell direct to customers, our distributors maintain these relationships. We have offices in Marlborough, Massachusetts, Berlin, Germany, Yokneam, Israel and Fremont, California from where we operate our business.

We have in the past generated and expect to generate in the future revenue from a combination of clinics and rehabilitation centers, commercial distributors, third-party payors (including private commercial and government payors), professional and college sports teams, and self-pay individuals. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for exoskeleton technologies such as the ReWalk Personal Exoskeleton, we are pursuing various paths for coverage and reimbursement and support fundraising efforts by institutions and clinics, such as the VHA policy that was issued in December 2015 for the evaluation, training, and procurement of ReWalk Personal Exoskeleton systems for all qualifying veterans suffering from SCI across the United States.

We have also been pursuing updates with the Centers for Medicare and Medicaid Services (“CMS”), to clarify the Medicare coverage category (i.e., benefit category) applicable for personal exoskeletons. In 2022, the National Spinal Cord Injury Statistical Center (“NSCISC”) reported that Medicare and Medicaid are the primary payors for approximately 57% of the SCI population which are at least five years post their injury date, with Medicare representing a majority of this percentage. In July 2020, following a successful submission and hearing process, a Healthcare Common Procedure Coding System (“HCPCS”) code K1007 was issued (effective October 1, 2020) for lower-limb exoskeletons, including the ReWalk Personal Exoskeleton, which may be used for purposes of claim submission to Medicare, Medicaid, and other payors.

On November 1, 2023, CMS released the Calendar Year 2024 Home Health Prospective Payment System Final Rule, CMS-1780-F (“Final Rule”), which was adopted through the notice and comment rulemaking process. The Final Rule, which went into effect on January 1, 2024, includes a policy confirming that personal exoskeletons will be included in the Medicare brace benefit category. Medicare personal exoskeleton claims with dates of service on or after January 1, 2024 that are billed using HCPCS code K1007 will be assigned to the brace benefit category. CMS reimburses items classified under the brace benefit category using a lump sum payment methodology.

On April 11, 2024, CMS revised its April 2024 Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DMEPOS”) Fee Schedule to include a final lump-sum Medicare purchase fee schedule amount for personal exoskeletons (HCPCS code K1007) with an established rate of $91,032. The final payment determination was made by CMS by applying a “gap filling” process, which was used in light of CMS determining that the code describing the technology has no fee schedule pricing history and that lower extremity exoskeletons incorporate “revolutionary features” that cannot be described by or considered comparable to any other existing code or combination of codes. As part of gap-filling, CMS utilizes verifiable supplier or commercial pricing information and adjusts this pricing information according to a deflation and update factor methodology. In applying this formula to the K1007 code describing the ReWalk Personal Exoskeleton, CMS says that it calculated this final payment amount by averaging pricing information for exoskeleton devices from Lifeward and other manufacturers.

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

First Quarter 2024 Business Highlights

•	Q1’24 revenue of $5.3M is up 340% vs. Q1’23 and at the midpoint of Lifeward’s guidance range;
•
The Centers for Medicare & Medicaid Services (“CMS”) finalized the 2024 Home Health Rule which includes exoskeletons in the Medicare brace benefit category, reimbursed by Medicare on a lump-sum basis. The Home Health Rule went into effect on January 1, 2024;

•	CMS revised its April 2024 Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DMEPOS”) Fee Schedule to include a final lump-sum Medicare payment rate for personal exoskeletons;
•	The MACs have begun approving previously submitted Lifeward claims for payment .

Results of Operations for the Three Ended March 31, 2024 and March 31, 2023

Our operating results for the three months ended March 31, 2024, as compared to the same period in 2023, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues	$5,283	$1,230
Cost of revenues	3,888	659

Gross profit	1,395	571

Operating expenses:
Research and development, net	1,291	752
Sales and marketing	5,014	2,484
General and administrative	1,592	1,710

Total operating expenses	7,897	4,946

Operating loss	(6,502)	(4,375)
Financial income, net	232	78

Loss before income taxes	(6,270)	(4,297)
Taxes on income	6	24

Net loss	$(6,276)	$(4,321)

Net loss per ordinary share, basic and diluted	$(0.73)	$(0.51)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	8,590,088	8,502,217

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue

Our revenue for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	(in thousands)
	2024	2023
Revenues	$5,283	$1,230

Revenues consist of SCI Products, AlterG anti-gravity systems, ReStore and the Distributed Product.

Revenues increased by $4.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to the revenue contribution of AlterG following the acquisition which was $2.8 million, combined with a higher sales volume of ReWalk Personal primarily from the expansion of access through Medicare coverage.

In the future, we expect our growth to be driven by sales of our ReWalk Personal device through expansion of coverage and reimbursement by commercial and government third-party payors, as well as sales of AlterG anti-gravity systems and the Distributed Product.

Gross Profit

Our gross profit for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	(in thousands)
	2024	2023
Gross profit	$1,395	$571

Gross profit was 26.4% of revenue for the three months ended March 31, 2024 compared to 46.4% for the three months ended March 31, 2023. Gross profit for the three months ended March 31, 2024 included $0.4 million for amortization of intangible assets. Excluding the impact of the amortization of intangible assets, gross profit as a percentage of revenue was 33.7% for the three months ended March 31, 2024, down 12.8 percentage points from the three months ended March 31, 2023. This decline was a result of a low volume of AlterG product sales, which resulted in adverse absorption of production and overhead costs, combined with an adverse mix of ReWalk systems sold.

We expect gross profit and gross margin will increase in the future as we increase our revenue volumes and realize operating efficiencies associated with greater scale which will reduce the cost of revenue as a percentage of revenue. Improvements may be partially offset by increased material costs and costs of service.

Research and Development Expenses, net

Our research and development expenses, net, for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	(in thousands)
	2024	2023
Research and development expenses, net	$1,291	$752

Research and development expenses increased by $0.5 million, or 71.7%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily attributable to higher investments associated with new product development projects.

We intend to focus our research and development resources primarily on our current product support, as well as to advance the FDA submission for clearance of the ReWalk 7 next-generation exoskeleton model. We also have ongoing product development activity for our AlterG Anti-Gravity systems, including a program to develop a new entry level model of AlterG system designed to address the priorities of smaller independent clinics which is a segment of the market that we believe has potential for greater penetration.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	(in thousands)
	2024	2023
Sales and marketing expenses	$5,014	$2,484

Sales and marketing expenses increased by $2.5 million, or 101.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Sales and marketing expenses for the three months ended March 31, 2024 included $0.4 million of amortization of intangible assets from the acquisition of AlterG. The increase was primarily driven by higher payroll costs stemming from the increase in headcount. Additionally, commission expenses escalated due to the growth in revenues and expanded commercial team. Moreover, there was an uptick in marketing expenses owing to rebranding efforts and sales events.

In the near term our sales and marketing expense are expected to be driven by our efforts to expand the reimbursement coverage of our ReWalk Personal Exoskeleton device, to integrate and unify the combined sales and marketing resources of the ReWalk and AlterG organizations, and to support our current commercial product activities.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	(in thousands)
	2024	2023
General and administrative	$1,592	$1,710

General and administrative expenses declined by $0.1 million, or 6.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease resulted from $0.5 million of other income related to the post closing statement for the acquisition of AlterG, partially offset by higher payroll costs stemming from the increase in headcount, consulting fees for IT projects, and $0.1 million for the amortization of intangible assets from the acquisition of AlterG.

Financial Income, Net

Our financial income, net, for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	(in thousands)
	2024	2023
Financial income, net	$232	$78

Financial income, net, increased by $0.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to a change in cash management practices to move cash balances to accounts that pay a higher interest rate and yield greater interest income, as well as exchange rate fluctuations.

Income Taxes

Our income tax for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	(in thousands)
	2024	2023
Taxes on income	$6	$24

Income taxes decreased by $18 thousand, or 75%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, mainly due to the utilization of net operation losses forward arising from the acquisition of AlterG.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, judgments, and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our condensed financial statements and related disclosures. See Note 2 to our audited consolidated financial statements included in our 2023 Form 10-K for a description of the significant accounting policies that we used to prepare our consolidated financial statements.

There have been no material changes to our critical accounting policies or our critical judgments from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our 2023 Form 10-K, except for the updates provided in Note 3 of our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report.

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

During the three months ended March 31, 2024, we incurred a consolidated net loss of $6.3 million and have an accumulated deficit in the total amount of $242.2 million. Our cash and cash equivalents as of March 31, 2024, totaled $20.7 million and our negative operating cash flow for the three months ended March 31, 2024, was $7.7 million. We have sufficient funds to support our operations for more than 12 months following the issuance date of our condensed consolidated unaudited financial statements for the three months ended March 31, 2024.

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

Our anticipated primary uses of cash are (i) sales, marketing and reimbursement expenses related to market development activities for our ReWalk Personal device and AlterG anti-gravity system, broadening third-party payor and CMS coverage for our ReWalk Personal device and commercializing our new product lines added through distribution agreements; (ii) development of future generation designs for our spinal cord injury device, new AlterG products utilizing DAP technology, and our lightweight exo-suit technology for potential home personal health utilization for multiple indications; (iii) routine product updates; (iv) potential acquisitions of businesses, such as our recent acquisition of AlterG,; and (v) general corporate purposes, including working capital needs. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, the attractiveness of potential acquisition candidates, and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities or arrange for bank debt financing. There can be no assurance that we will be able to raise such funds at all or on acceptable terms.

Equity Raises

Use of Form S-3

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital with respect to public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. At the time of filing our 2023 Form 10-K, on February 27, 2024, we were subject to these limitations because our public float did not reach at least $75 million in the 60 days preceding the filing of our 2023 Form 10-K. We will continue to be subject to these limitations for the remainder of the 2024 fiscal year and until the earlier of such time as our public float reaches at least $75 million or when we file our next annual report for the year ended December 31, 2024, at which time we will be required to re-test our status under these rules. If our public float is below $75 million as of the filing of our next annual report on Form 10-K, or at the time we file a new Form S-3, we will continue to be subject to these limitations, until the date that our public float again reaches $75 million. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on our registration statement on Form S-3, which was declared effective by the SEC in May 2022.

Share Repurchase Program

On June 2, 2022, our board of directors approved a share repurchase program to repurchase up to $8.0 million of our ordinary shares. On July 21, 2022, we received approval from an Israeli court for the share repurchase program. The program was scheduled to expire on the earlier of January 20, 2023, or reaching $8.0 million of repurchases. On December 22, 2022, our board of directors approved an extension of the repurchase program, with such extension to be in the aggregate amount of up to $5.8 million. The extension was approved by an Israeli court on February 9, 2023, and it expired on August 9, 2023.

As of March 31, 2024, pursuant to the share repurchase program, we had repurchased a total of 574,658 of our outstanding ordinary shares at a total cost of $3.5 million.

Cash Flows for the Three Months Ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(7,673)	$(5,233)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	(771)
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(15)	(11)
Net cash flow	$(7,688)	$(6,015)

Net cash used in operating activities increased by $2.4 million, or 46.7%, for the three months ended March 31, 2024 primarily due to the unfavourable gross margin compared to that of the prior year’s quarter and the timing of working capital utilization.

Net Cash used in Financing Activities

Net cash used in financing activities decreased by $0.8 million, or 100%, for the three months ended March 31, 2024. The decrease is due to the repurchase of our ordinary shares under our repurchase program, which expired on August 9, 2023.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of March 31, 2024.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$7,457	$7,457	$—
Collaboration Agreement and License Agreement obligations (2)	34	34	—
Operating lease obligations (3)	1,705	1,307	398
Earnout liability (4)	3,288	579	2,709
Total	$12,484	$9,377	$3,107

(1)
We depend on one contract manufacturer, Sanmina Corporation, for both the SCI products and the ReStore Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements. The AlterG Anti-Gravity systems are produced in Fremont, California by us. Purchase orders are executed with suppliers based on our sales forecast.

(2)
Under the Collaboration Agreement, we were required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. All product development milestones contemplated by the License Agreement have been met as of March 31, 2024; however, there are still outstanding commercialization milestones under the License Agreement that depend on us reaching certain sales amounts, some or all of which may not occur. Our Collaboration Agreement with Harvard was concluded on March 31, 2022.

(3)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.

(4)	Earnout payments based on AlterG’s revenue growth during the two consecutive trailing twelve-month periods following Closing of the transaction.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.68: $1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00: $1.08, both of which were the applicable exchange rates as of March 31, 2024.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of March 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first quarter of 2024. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2023 Form 10-K, except as described in Note 7 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2023 Form 10-K:

Risks Related to Our Business and Our Industry

We may not be able to continue to comply with Nasdaq’s continued listing standards.

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

As previously disclosed, in connection with our 2023 Annual Meeting of Stockholders, our stockholders authorized our Board to effect a reverse stock split in a ratio from 1-for-2 to 1-for-12, at the Board’s discretion, to be effective on a date to be determined by the Board, and to make conforming amendments to the Articles of Association (the “Articles of Association”) to reflect any such reverse share split. On March 8, 2024, the Board determined to effect the Reverse Split at a ratio of 1-for-7 effective on March 15, 2024 and, approved the corresponding amendments to the Articles of Association and determined to increase the authorized number of shares to 25,000,000.

Following the successful completion of our 1-to-7 reverse stock split, on April 3, 2024, we received a written notice from the Panel that we had regained compliance with Rule 5550(a).

While we regained compliance and are currently in compliance with Nasdaq continued listing requirements, there is no guarantee that we will be able to continue to satisfy Nasdaq’s continued listing requirements to maintain our listing on Nasdaq for any periods of time. Our failure to continue to meet these requirements may result in our securities being delisted from Nasdaq.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
3.1**	Fifth Amended and Restated Articles of Association of the Company.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.
________________________________
*	Furnished herewith.
**	Filed herewith
^	Portions of this exhibit (indicated by asterisks) have been omitted under rules of the SEC permitting the confidential treatment of select information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: May 15, 2024	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Michael Lawless
Michael Lawless
Chief Financial Officer
(Principal Financial Officer)