Form 10-Q
period 2024-06-30
ReWalk Robotics Ltd.
filed 2024-08-14
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to _________

Commission File Number: 001-36612
ReWalk Robotics Ltd.

(Exact name of registrant as specified in charter)

Israel	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Donald Lynch Blvd. Marlborough, MA	01752
(Address of principal executive offices)	(Zip Code)
+508.251.1154
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

Yes ☐ No ☒

As of August 12, 2024, the registrant had outstanding 8,773,780 ordinary shares, par value NIS 1.75 per share.

REWALK ROBOTICS LTD. FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024 TABLE OF CONTENTS

Introduction and Where You Can Find Other Information

As used in this quarterly report on Form 10-Q (this “quarterly report”), the terms “ReWalk,” the “Company,” “RRL,” “we,” “us” and “our” refer to ReWalk Robotics Ltd. and its subsidiaries, unless the context clearly indicates otherwise. Our website is www.golifeward.com. Information contained in, or that can be accessed through, our website does not constitute a part of this quarterly report and is not incorporated by reference herein. We have included our website address in this quarterly report solely for informational purposes. Information that we furnish to or file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available on the SEC’s website at http://www.sec.gov.

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

•	our ability to gain and maintain regulatory approvals and to comply with any post-marketing requests;
•	the risk of a cybersecurity attack or incident relating to our information technology systems significantly disrupting our business operations;
•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;
•	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;
•	our ability to use effectively the proceeds of our offerings of securities, if any;
•	our ability to manage challenges and expenses associated with activist shareholder activities, including litigation;
•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REWALK ROBOTICS LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$15,131	$28,083
Trade receivables, net of credit losses of $311 and $328, respectively	5,269	3,120
Prepaid expenses and other current assets	2,046	2,366
Inventories	7,193	5,653
Total current assets	29,639	39,222

LONG-TERM ASSETS

Restricted cash and other long-term assets	430	784
Operating lease right-of-use assets	1,257	1,861
Property and equipment, net	1,257	1,262
Intangible assets	10,862	12,525
Goodwill	7,538	7,538
Total long-term assets	21,344	23,970
Total assets	$50,983	$63,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$4,849	$5,069
Employees and payroll accruals	1,557	2,034
Deferred revenues	1,394	1,504
Current maturities of operating leases liability	1,167	1,296
Earnout liability	-	576
Other current liabilities	1,003	1,316
Total current liabilities	9,970	11,795

LONG-TERM LIABILITIES
Earnout liability	2,800	2,716
Deferred revenues	1,314	1,506
Non-current operating leases liability	123	607
Other long-term liabilities	89	58
Total long-term liabilities	4,326	4,887

Total liabilities	14,296	16,682

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 1.75 par value-Authorized: 25,000,000 shares at June 30, 2024 and December 31, 2023; Issued: 9,205,560 and 9,161,798 shares at June 30, 2024 and December 31, 2023, respectively; Outstanding: 8,630,902 and 8,587,140 shares as of June 30, 2024 and December 31, 2023 respectively (1)	4,508	4,487
Additional paid-in capital	281,845	281,109
Treasury Shares at cost, 574,658 ordinary shares at June 30, 2024 and December 31, 2023 (1)	(3,203)	(3,203)
Accumulated deficit	(246,463)	(235,883)
Total shareholders’ equity	36,687	46,510
Total liabilities and shareholders’ equity	$50,983	$63,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Reflects our one-for-seven reverse share split that became effective on March 15, 2024. See Note 8a to the condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$6,707	$1,337	$11,990	$2,567
Cost of revenues	3,950	761	7,838	1,420

Gross profit	2,757	576	4,152	1,147

Operating expenses:
Research and development, net	1,205	816	2,496	1,568
Sales and marketing	4,403	2,504	9,417	4,988
General and administrative	1,592	2,414	3,184	4,124

Total operating expenses	7,200	5,734	15,097	10,680

Operating loss	(4,443)	(5,158)	(10,945)	(9,533)
Financial income, net	144	558	376	636

Loss before income taxes	(4,299)	(4,600)	(10,569)	(8,897)
Taxes on income	5	42	11	66

Net loss	$(4,304)	$(4,642)	$(10,580)	$(8,963)

Net loss per ordinary share, basic and diluted	$(0.50)	$(0.55)	$(1.23)	$(1.05)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted (1)	8,608,937	8,502,201	8,599,520	8,502,184

(1) Reflects our one-for-seven reverse share split that became effective on March 15, 2024. See Note 8a to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (1)	Amount	capital	Shares	deficit	equity
Balance as of March 31, 2023	8,497,413	$4,445	$280,152	$(3,007)	$(218,071)	$63,519
Treasury shares at cost	(51,293)	(25)	-	(196)	-	(221)
Share-based compensation to employees and non-employees	-	-	318	-	-	318
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	31,883	15	(15)	-	-	-
Net loss	-	-	-	-	(4,642)	(4,642)
Balance as of June 30, 2023	8,478,003	$4,435	$280,455	$(3,203)	$(222,713)	$58,974

Balance as of March 31, 2024	8,601,844	4,494	281,483	(3,203)	(242,159)	40,615
Share-based compensation to employees and non-employees	-	-	376	-	-	376
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	29,058	14	(14)	-	-	-
Net loss	-	-	-	-	(4,304)	(4,304)
Balance as of June 30, 2024	8,630,902	$4,508	$281,845	$(3,203)	$(246,463)	$36,687

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (1)	Amount	capital	Shares	deficit	equity
Balance as of December 31, 2022	8,584,313	$4,489	$279,857	$(2,431)	$(213,750)	$68,165
Treasury shares at cost	(155,629)	(78)	-	(772)	-	(850)
Share-based compensation to employees and non-employees	-	-	622	-	-	622
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	49,319	24	(24)	-	-	-
Net loss	-	-	-	-	(8,963)	(8,963)
Balance as of June 30, 2023	8,478,003	$4,435	$280,455	$(3,203)	$(222,713)	$58,974

Balance as of December 31, 2023	8,587,140	$4,487	$281,109	$(3,203)	$(235,883)	$46,510
Share-based compensation to employees and non-employees	-	-	757	-	-	757
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	43,762	21	(21)	-	-	-
Net loss	-	-	-	-	(10,580)	(10,580)
Balance as of June 30, 2024	8,630,902	$4,508	$281,845	$(3,203)	$(246,463)	$36,687

(1) Reflects our one-for-seven reverse share split that became effective on March 15, 2024. See Note 8a to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

REWALK ROBOTICS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(10,580)	$(8,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	246	67
Amortization of intangible assets	1,663	-
Share-based compensation	757	622
Remeasurement of earnout liability	(492)	-
Interest income	(4)	(10)
Exchange rate fluctuations	15	(5)
Changes in assets and liabilities:
Trade receivables, net	(2,149)	262
Prepaid expenses, operating lease right-of-use assets and other assets	637	(875)
Inventories	(1,489)	(421)
Trade payables	(220)	890
Employees and payroll accruals	(477)	(346)
Deferred revenues	(302)	85
Operating lease liabilities and other liabilities	(895)	(45)
Net cash used in operating activities	$(13,290)	$(8,739)

Cash flows from financing activities:
Purchase of treasury shares	-	(986)
Net cash used in financing activities	$-	$(986)

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(15)	5
Decrease in cash, cash equivalents, and restricted cash	(13,305)	(9,720)
Cash, cash equivalents, and restricted cash at beginning of period	28,792	68,555
Cash, cash equivalents, and restricted cash at end of period	$15,487	$58,835
Supplemental disclosures of non-cash flow information
Other payables related to shares re-purchase	$-	$6
Classification of inventory to property and equipment	$241	$-
ROU assets obtained from new lease liabilities	$-	$513
Supplemental cash flow information:
Cash and cash equivalents	$15,131	$58,184,
Restricted cash included in other long-term assets	356	651
Total Cash, cash equivalents, and restricted cash	$15,487	$58,835

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

The Company has sought to expand its product offerings beyond the SCI Products through internal development and distribution agreements. The Company has developed its ReStore Exo-Suit device (the “ReStore”), which it began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. During the second quarter of 2020, the Company signed an agreement to distribute product lines in the United States. The Company is the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to US veterans through VA hospitals. We refer to the MyoCycle devices as our “Distributed Product.”

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

d.
As of June 30, 2024, the Company incurred a consolidated net loss of $10.6 million and has an accumulated deficit in the total amount of $246.5 million. The Company’s cash and cash equivalents as of June 30, 2024 totaled $15.1 million and the Company’s negative operating cash flow for the six months ended June 30, 2024 was $13.3 million. The Company has sufficient funds to support its operations for more than 12 months following the issuance date of its unaudited condensed consolidated financial statements for the six months ended June 30, 2024.

The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the successful development and commercialization of its products and product candidates, the establishment of contracts for the distribution of new product lines, or the acquisition of additional product lines, any of which, or in combination, would contribute to the achievement of a level of revenues adequate to support its cost structure. If the Company will not achieve a level of revenues adequate to support its cost structure, the Company will apply reductions in its costs. Until the Company achieves profitability or generates positive cash flows, it will continue to need to raise additional cash. The Company intends to fund future operations through cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources and will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

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

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the 2023 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023, (the “2023 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the consolidated financial statements for the fiscal year ended December 31, 2023 included in the 2023 Form 10-K, unless otherwise stated.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company determined no impairment existed for goodwill for the three and six months ended June 30, 2024.

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

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

		Fair value measurements as of
Description	Fair Value Hierarchy	June 30, 2024	December 31, 2023
Financial assets:

Money market funds included in cash and cash equivalent	Level 1	$2,621	$2,550
Treasury bills included in cash and cash equivalent	Level 1	2,612	2,525

Total Assets Measured at Fair Value		$5,233	$5,075

Financial Liabilities:
Earnout	Level 3	$2,800	$3,292

Total liabilities measured at fair value		$2,800	$3,292

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the earnout liability activity as of June 30, 2024 (in thousands):

Earnout
2024
Balance December 31, 2023	$3,292
Change in fair value	(492)
Balance June 30, 2024	$2,800

d.	Revenue Recognition

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

Disaggregation of Revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product	$5,128	$989	$8,867	$1,931
Rental	882	198	1,768	382
Service and warranty	697	150	1,355	254
Total Revenues	$6,707	$1,337	$11,990	$2,567

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

The Company generally does not grant a right of return for its products. In the rare circumstances when the Company provides a right of return for its products, the Company records reductions to revenue for expected future product returns based on the Company’s historical experience and estimates.

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

The AlterG Anti-Gravity systems are used in physical and neurological rehabilitation and athletic training, both domestically and internationally. This transformative technology uses patented, NASA-derived DAP technology to reduce the effects of gravity and allow people to move with finely calibrated support and reduced pain.

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

Service and warranties

The Company services its products after expiration of the initial warranty. Service revenue, consisting of time and materials to perform the repairs, is recorded as services are rendered, which corresponds with the period in which the related expenses are incurred.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In recent years, SCI Products have included a five-year warranty. The first two years are considered as an assurance type warranty and the additional period is considered an extended service arrangement, which is a service type warranty. A service type warranty is either sold with a unit or separately for a unit for which the warranty has expired. A service type warranty is accounted as a separate performance obligation and revenue is recognized ratably over the life of the warranty. With the recent establishment of a Medicare reimbursement pathway, the Company will offer its SCI Products to qualified Medicare beneficiaries with a two-year assurance type warranty only.

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

Contract balances (in thousands):

	June 30,	December 31,
	2024	2023
Trade receivable, net of credit losses (1)	$5,269	$3,120
Deferred revenues (1) (2)	$2,708	$3,010

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	During the six months ended June 30, 2024, $988 thousand of the December 31, 2023 deferred revenues balance was recognized as revenues.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations, multi-year services contracts, as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized.

The Company’s unearned performance obligations as of June 30, 2024 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $2.9 million, which will be fulfilled over one to five years.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Concentrations of Credit Risks:

The below table reflects the concentration of credit risk for the Company’s current customers as of June 30, 2024, to which substantial sales were made:

	June 30,	December 31,
	2024	2023
Customer A	52%	-

The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and future expected economic conditions. Trade receivables deemed uncollectable are charged against the allowance for credit losses when identified. As of June 30, 2024, and December 31, 2023, trade receivables are presented net of allowance for credit losses in the amount of $311 thousand and $328 thousand, respectively.

f.	Warranty provision

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2023	$348
Provision	441
Usage	(367)
Balance at June 30, 2024	$422

g.	Basic and diluted net loss per ordinary share:

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

As of June 30, 2024 and 2023, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 2,503,297 and 2,780,571, respectively, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

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

NOTE 4:          INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Finished products	$4,344	$3,157
Raw materials	2,849	2,496
	$7,193	$5,653

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:          GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company has $7.5 million of goodwill related to its purchase of LCAI in the third quarter of fiscal year 2023, which has an indefinite life, and is not deductible for tax purposes.

As of June 30, 2024, the components of, and changes in, the carrying amount of intangible assets, net, were as follows (in thousands):

	Cost	June 30, 2024 Accumulated Amortization	Intangible Assets, Net
Trademark	795	(235)	560
Technology	6,161	(1,370)	4,791
Customer relationship - Warranty	201	(90)	111
Customer relationship - Rental	2,102	(468)	1,634
Customer relationship - Distribution	4,578	(812)	3,766
Backlog	296	(296)	-
Total Amortized Intangible Assets	14,133	(3,271)	10,862

The estimated amortization expense is shown below (in thousands):

Fiscal 2024 (period remaining)	$1,684
Fiscal 2025	3,307
Fiscal 2026	3,143
Fiscal 2027	2,172
Fiscal 2028	556
Total	10,862

NOTE 7:          COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of June 30, 2024, non-cancelable outstanding obligations amounted to approximately $7.2 million.

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

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(ii)
RRL and LG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2024 and 2026. A subset of the Company’s car leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. RRL and LG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $28 thousand as of June 30, 2024.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2024 are as follows (in thousands):

2024	$679
2025	670
2026	12
Total lease payments	1,361
Less: imputed interest	(71)
Present value of future lease payments	1,290
Less: current maturities of operating leases	(1,167)
Non-current operating leases	$123
Weighted-average remaining lease term (in years)	1.15
Weighted-average discount rate	9.17%

Lease expense under the Company’s operating leases was $325 thousand and $196 thousand for the three months ended June 30, 2024 and 2023 respectively. For the six months ended June 30, 2024 and 2023 the lease expense was $653 thousand and $388 thousand, respectively.

c.	Royalties

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (“IIA”). Since the Company’s inception through June 30, 2024, the Company received funding from the IIA in the total amount of $2.7 million. Out of the $2.7 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $723 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of June 30, 2024, the Company paid royalties to the IIA in the total amount of $114 thousand.

For the three and six months ended June 30, 2024, the royalties expenses were $2 thousand. There were no royalty expenses for the three and six months ended June 30, 2023.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2024, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

(c)	(such transfer of IIA-funded know-how arises in connection with certain types of cooperation in research and development activities; or

(d)	If such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

In accordance with the License Agreement with Harvard, the Company is required to pay royalties on net sales. Refer to note 10 in our 2023 Form 10-K for details regarding the License Agreement.

LCAI earns royalties under a license agreement with a third party and is recognized as earned. Royalty payments for the three and six months ended June 30, 2024, were $32 and $55 thousand, respectively.

d.	Liens:

As part of the Company’s other long-term assets and restricted cash, an amount of $356 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

As of June 30, 2024, and December 31, 2023, the Company had reserved 134,777 and 145,560 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers, and consultants pursuant to equity awards granted under the Company's 2014 Incentive Compensation Plan (the “2014 Plan”).

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that is forfeited or canceled before expiration becomes available for future grants under the 2014 Plan.

There were no options granted during the six months ended June 30, 2024 and 2023.

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant.

A summary of employee share options activity during the three months ended June 30, 2024 is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2023	4,723	$259.73	4.39	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding as of June 30, 2024	4,723	$259.73	3.89	$-

Options exercisable as of June 30, 2024	4,723	$259.73	3.89	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the six months ended June 30, 2024 and 2023.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employees and non-employees RSUs activity during the six months ended June 30, 2024 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs as of December 31, 2023	538,885	$6.07
Granted	12,390	5.00
Vested	(43,762)	8.17
Forfeited	(1,607)	6.83
Unvested RSUs as of June 30, 2024	505,906	$5.86

The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2024, and 2023 was $5.00 and $4.20, respectively.

As of June 30, 2024, there were $2.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 2.5 years.

The number of options and RSUs outstanding as of June 30, 2024 is set forth below, with options separated by range of exercise price.

		Weighted		Weighted
	Options and RSUs	average remaining	Options outstanding and	average remaining
Range of	outstanding as of	contractual	exercisable as of	contractual
exercise price	June 30, 2024	life (years) (1)	June 30, 2024	life (years) (1)
RSUs only	505,906	-	-	-
$37.6	1,774	4.74	1,774	4.74
$178.5 - $236.3	1,845	3.85	1,845	3.85
$350 - $367.5	887	2.96	887	2.96
$1,277.5 - $3,634.8	217	1.14	217	1.14
	510,629	3.89	4,723	3.89

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based awards to non-employee consultants: As of June 30, 2024, there are 784 outstanding RSUs held by non-employee consultants.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Treasury shares:

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

As of June 30, 2024, pursuant to the Company’s share repurchase program, the Company had repurchased a total of 574,658 of its outstanding ordinary shares at a total cost of $3.5 million.

e.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable that were classified as equity as of June 30, 2024:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	681	$52.50	681	See footnote (1)
December 28, 2016 (2)	272	$52.50	272	See footnote (1)
April 5, 2019 (3)	58,350	$35.98	58,350	October 7, 2024
June 12, 2019 (4)	59,523	$42.00	59,523	December 12, 2024
February 10, 2020 (5)	4,054	$8.75	4,054	February 10, 2025
February 10, 2020 (6)	15,120	$10.94	15,120	February 10, 2025
July 6, 2020 (7)	64,099	$12.32	64,099	January 2, 2026
July 6, 2020 (8)	42,326	$15.95	42,326	January 2, 2026
December 8, 2020 (9)	83,821	$9.38	83,821	June 8, 2026
December 8, 2020 (10)	15,543	$12.55	15,543	June 8, 2026
February 26, 2021 (11)	780,095	$25.20	780,095	August 26, 2026
February 26, 2021 (12)	93,612	$32.05	93,612	August 26, 2026
September 29, 2021 (13)	1,143,821	$14.00	1,143,821	March 29, 2027
September 29, 2021 (14)	137,257	$17.81	137,257	September 27, 2026
	2,498,574		2,498,574

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $52.50 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of June 30, 2024.

(2)	Represents common warrants that were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 1 for exercisability terms.

(3)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in April 2019.

(4)	Represents warrants that were issued to certain institutional investors in a warrant exercise agreement in June 2019.

(5)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020. As of June 30, 2024, 534,300 warrants were exercised for a total consideration of $4,675,125.

During the six months ended June 30, 2024, no warrants were exercised.

(6)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering. As of June 30, 2024, 32,880 warrants were exercised for a total consideration of $359,625.

During the six months ended June 30, 2024, no warrants were exercised.

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)
Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in July 2020. As of June 30, 2024, 288,634 warrants were exercised for a total consideration of $3,556,976.

During the six months that ended June 30, 2024, no warrants were exercised.

(8)	Represents warrants that were issued to the placement agent as compensation for his role in the Company’s July 2020 registered direct offering.

(9)
Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in December 2020. As of June 30, 2024, 514,010 warrants were exercised for a total consideration of $4,821,416.

During the six months that ended June 30, 2024, no warrants were exercised.

(10)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of June 30, 2024, 32,283 warrants were exercised for a total consideration of $405,003.

During the six months that ended June 30, 2024, no warrants were exercised.

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

The Company recognized non-cash share-based compensation expenses for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cost of revenues	$9	$1
Research and development, net	92	66
Sales and marketing	218	164
General and administrative	438	391
Total	$757	$622

REWALK ROBOTICS LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9:          FINANCIAL INCOME, NET

The components of financial (expenses) income, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency transactions and other	$(14)	$9	$(37)	$22
Interest Income	196	557	484	630
Bank commissions	(38)	(8)	(71)	(16)
	$144	$558	$376	$636

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues based on customer’s location:
United States	$3,849	$924	$7,596	$1,801
Europe	2,308	411	3,477	735
Asia-Pacific	214	1	394	29
Rest of the world	336	1	523	2
Total revenues	$6,707	$1,337	$11,990	$2,567

	June 30,	December 31,
	2024	2023
Long-lived assets by geographic region (*):
Israel	$344	$529
United States	1,997	2,404
Germany	173	190
	$2,514	$3,123

(*)          Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Six Months Ended June 30,
	2024		2023
Major customer data as a percentage of total revenues:
Customer A	23%		*	)
Customer B	*	)	27%

*) Less than 10%.

NOTE 11: SUBSEQUENT EVENTS

On July 25, 2024, Creative Value Capital Limited Partnership (“CVC”), which claims to be a beneficial shareholder of the Company, is seeking to add to the agenda of the Company’s Annual Meeting, which is scheduled for September 4, 2024, a proposal relating to the election of two CVC candidates to the Company’s Board of Directors. Following the Company’s rejection of CVC’s request as being non-compliant, CVC initiated litigation against the Company. The Company is seeking to have the CVC litigation dismissed. The case remains pending, and the court has scheduled a hearing in this matter on August 26, 2024.

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

Overview

We are a medical device company that designs, develops, and commercializes life-changing solutions that span the continuum of care in physical rehabilitation and recovery, delivering proven functional and health benefits in clinical settings as well as in the home and community. Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury (“SCI”) the ability to stand and walk again during everyday activities at home or in the community. In March 2023, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the ReWalk Personal Exoskeleton with stair and curb functionality which adds usage on stairs and curbs to the indication for use for the device in the U.S. The clearance permits U.S. customers to participate in more walking activities in real-world environments in their daily lives where stairs or curbs may have previously limited them when using the exoskeleton for its intended, FDA indicated uses. This feature has been available in Europe since initial CE Clearance, and real-world data from a cohort of 47 European users throughout a period of over seven years and consisting of over 18,000 stair steps was collected to demonstrate the safety and efficacy of this feature and support the FDA submission. In June 2024, we submitted a 510(k) premarket notification for ReWalk 7 Personal Exoskeleton device, a next-generation ReWalk model, and such 510(k) is pending FDA review.

We have sought to expand our product offerings beyond the SCI Products through internal development and distribution agreements. We have developed our ReStore Exo-Suit device (the “ReStore”), which we began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. During the second quarter of 2020, we finalized and moved to implement two separate agreements to distribute additional product lines in the United States. We are the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to US veterans through the Veterans Health Administration (“VHA”) hospitals.

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

Our principal markets are primarily in the United States and Europe with some lesser sales to Asia, the Middle East and South America. We sell our products primarily directly in the United States, through a combination (depending on the product line) of direct sales and distributors in Germany, Canada, and Australia, and primarily through distributors in other markets. In our direct markets, we have established relationships with clinics and rehabilitation centers, professional and college sports teams, and individuals and organizations in the spinal cord injury community, and in markets where we do not sell direct to customers, our distributors maintain these relationships. We have offices in Marlborough, Massachusetts, Yokneam, Israel, Berlin, Germany, and Fremont, California from where we operate our business.

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

Second Quarter 2024 Business Highlights

•	The CMS Home Health Rule and Medicare Pricing achieved by Lifeward is now fully functional with widespread approvals and the beginning of payments from our 2023 and first-half 2024 submissions.
•
With the experience of access for Medicare beneficiaries, physicians are now able to actively write prescriptions with confidence that on-label SCI individuals have access to this innovative walking and stair climbing technology.

•
In June, Lifeward successfully launched the latest generation of Differential Air Pressure Anti-Gravity Technology with its new NEO product line. The NEO provides features that are aligned for independent clinics seeking to offer this advanced technology.

•
In June, Lifeward completed its FDA submission for its 7th generation ReWalk design which will further enhance use of the system in all aspects of daily life and further establish Lifeward as the most experienced personal exoskeleton company in the world.

Results of Operations for the Three and Six Months Ended June 30, 2024 and June 30, 2023

Our operating results for the three and six months ended June 30, 2024, as compared to the same period in 2023, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$6,707	$1,337	$11,990	$2,567
Cost of revenues	3,950	761	7,838	1,420

Gross profit	2,757	576	4,152	1,147

Operating expenses:
Research and development, net	1,205	816	2,496	1,568
Sales and marketing	4,403	2,504	9,417	4,988
General and administrative	1,592	2,414	3,184	4,124

Total operating expenses	7,200	5,734	15,097	10,680

Operating loss	(4,443)	(5,158)	(10,945)	(9,533)
Financial income, net	144	558	376	636

Loss before income taxes	(4,299)	(4,600)	(10,569)	(8,897)
Taxes on income	5	42	11	66

Net loss	$(4,304)	$(4,642)	$(10,580)	$(8,963)

Net loss per ordinary share, basic and diluted	$(0.50)	$(0.55)	$(1.23)	$(1.05)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted (1)	8,608,937	8,502,201	8,599,520	8,502,184

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

Revenue

Our revenue for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$6,707	$1,337	$11,990	$2,567

Revenues are derived from the sale of SCI Products, AlterG anti-gravity systems, ReStore systems, and units of the Distributed Product. We also generate revenue from the sale of extended warranties and the provision of repair services for the products that we sell.

Revenues increased by $5.4 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to the revenue contribution of AlterG following the acquisition which was $3.6 million, combined with a higher sales volume of ReWalk Personal exoskeletons primarily from the expansion of access through Medicare coverage.

Revenues increased by $9.4 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to the revenue contribution of AlterG following the acquisition, which was $6.4 million, combined with a higher sales volume of ReWalk Personal exoskeletons primarily from the expansion of access through Medicare coverage.

In the future, we expect our growth to be driven by sales of our ReWalk Personal device through expansion of coverage and reimbursement by commercial and government third-party payors, as well as sales of AlterG anti-gravity systems and units of the Distributed Product.

Gross Profit

Our gross profit for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross profit	$2,757	$576	$4,152	$1,147

Gross profit was 41.1% of revenue for the three months ended June 30, 2024, compared to 43.1% for the three months ended June 30, 2023. Gross profit for the three months ended June 30, 2024 included $0.4 million for amortization of intangible assets. Excluding the impact of the amortization of intangible assets, gross profit as a percentage of revenue was 46.9% for the three months ended June 30, 2024, up 3.7 percentage points from the three months ended June 30, 2023. This increase was a result of a higher volume of ReWalk product sales, which resulted in favorable absorption of production and overhead costs.

Gross profit was 34.6% of revenue for the six months ended June 30, 2024, compared to 44.7% for the six months ended June 30, 2023. Gross profit for the six months ended June 30, 2024 included $0.8 million for amortization of intangible assets. Excluding the impact of the amortization of intangible assets, gross profit as a percentage of revenue was 41.0% for the six months ended June 30, 2024, down 3.7 percentage points from the six months ended June 30, 2023. This decline was a result of a low volume of AlterG product sales in the first quarter, which resulted in adverse absorption of production and overhead costs, partially offset by volume leverage from a higher volume of ReWalk product sales.

We expect gross profit and gross profit as a percentage of revenue will increase in the future as we increase our revenue volumes and realize operating efficiencies associated with greater scale which will reduce the cost of revenue as a percentage of revenue. Improvements may be partially offset by increased material costs and costs of service.

Research and Development Expenses, net

Our research and development expenses, net, for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses, net	$1,205	$816	$2,496	$1,568

Research and development expenses were $1.2 million for the three months ended June 30, 2024, an increase of $0.4 million, or 48%, compared to the three months ended June 30, 2023. The increase is primarily attributable to the acquisition of AlterG which added investments in new product development projects.

Research and development expenses were $2.5 million for the six months ended June 30, 2024, an increase of $0.9 million or 59%, compared to the six months ended June 30, 2023. The increase is primarily attributable to the acquisition of AlterG which added investments in new product development projects.

We intend to focus our research and development resources primarily on supporting our current products, advancing the ongoing product development activities for our AlterG Anti-Gravity systems, and preparing for the next stages following our recent FDA 510(k) submission for clearance of the ReWalk 7 next-generation exoskeleton model.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and marketing expenses	$4,403	$2,504	$9,417	$4,988

Sales and marketing expenses were $4.4 million for the three months ended June 30, 2024, an increase of $1.9 million, or 76%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Sales and marketing expenses for the three months ended June 30, 2024 included $0.4 million of amortization of intangible assets from the acquisition of AlterG. Additional drivers of the increase include higher personnel-related expenses stemming from the increase in headcount from the AlterG acquisition and higher promotional spending.

Sales and marketing expenses were $9.4 million for the six months ended June 30, 2024, an increase of $4.4 million, or 89%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Sales and marketing expenses for the six months ended June 30, 2024 included $0.8 million of amortization of intangible assets from the acquisition of AlterG. Additional drivers of the increase include higher personnel-related expenses stemming from the increase in headcount from the AlterG acquisition and higher promotional spending.

Our sales and marketing efforts are expected to focus on driving growth in our commercial product portfolio, expanding the reimbursement coverage by commercial payors of our ReWalk Personal Exoskeleton device, and integrating and unifying the combined sales and marketing resources of the ReWalk and AlterG organizations.

General and Administrative Expenses

Our general and administrative expenses for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$1,592	$2,414	$3,184	$4,124

General and administrative expenses were $1.6 million for the three months ended June 30, 2024, down $0.8 million, or 34%, compared to the three months ended June 30, 2023. General and administrative expenses for the three months ended June 30, 2024 included $0.1 million of amortization of intangible assets from the acquisition of AlterG and $0.5 million of income from an adjustment for the remeasurement of the earnout liability from the acquisition of AlterG. The three months ended June 30, 2024 benefited from lower professional services fees, partially offset by higher personnel-related expenses stemming from the increase in headcount from the AlterG acquisition.

General and administrative expenses were $3.2 million for the six months ended June 30, 2024, down $0.9 million, or 23%, compared to the results for the six months ended June 30, 2023. General and administrative expenses for the six months ended June 30, 2024 included $0.1 million of amortization of intangible assets from the acquisition of AlterG. Additionally, the results include $0.5 million in other income from the remeasurement of the earnout liability related to the AlterG acquisition, and a further $0.5 million in other income from the post-closing statement associated with the acquisition. The six months ended June 30, 2024 reflects a decrease in professional services fees, although it was partially offset by an increase in personnel-related expenses due to the expansion in headcount following the acquisition of AlterG.

Financial Income, Net

Our financial income, net, for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Financial income, net	$144	$558	$376	$636

Financial income, net, declined by $0.4 million, or 74%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This decrease was primarily due to yield on a lower cash balance resulting from the acquisition of AlterG.

Financial income, net, declined by $0.3 million, or 41%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This decrease was primarily due to yield on a lower cash balance resulting from the acquisition of AlterG.

Income Taxes

Our income tax for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Taxes on income	$5	$42	$11	$66

Income taxes decreased by $37 thousand, or 88%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, mainly due to the utilization of net operation losses forward arising from the acquisition of AlterG.

Income taxes decreased by $55 thousand, or 83%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, mainly due to the utilization of net operation losses forward arising from the acquisition of AlterG.

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

During the six months ended June 30, 2024, we incurred a consolidated net loss of $10.6 million and have an accumulated deficit in the total amount of $246.5 million. Our cash and cash equivalents as of June 30, 2024, totaled $15.1 million and our negative operating cash flow for the six months ended June 30, 2024, was $13.3 million. We have sufficient funds to support our operations for more than 12 months following the issuance date of our condensed consolidated unaudited financial statements for the six months ended June 30, 2024.

We expect to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the establishment of contracts for the distribution of new product lines, or the acquisition of additional product lines, any of which, or in combination, would contribute to the achievement of a level of revenues adequate to support our cost structure. If the Company will not achieve a level of revenues adequate to support its cost structure, the Company will apply reductions in its costs. Until we achieve profitability or generate positive cash flows, we will continue to need to raise additional cash from time to time.

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

As of June 30, 2024, pursuant to the share repurchase program, we had repurchased a total of 574,658 of our outstanding ordinary shares at a total cost of $3.5 million.

Cash Flows for the Six Months Ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(13,290)	$(8,739)
Net cash used in financing activities	-	(986)
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(15)	5
Net cash flow	$(13,305)	$(9,720)

Net cash used in operating activities increased by $4.6 million, or 52%, for the six months ended June 30, 2024 primarily due to increase in trade receivables from the timing of Medicare payments for initial claims to be paid and increased inventory purchases for the establishment of safety stock of ReWalk systems as a result of the continuing conflict in Israel and in preparation for the future new product introduction of the ReWalk 7.

Net Cash used in Financing Activities

Net cash used in financing activities decreased by $1 million, or 100%, for the six months ended June 30, 2024. The decrease is due to the repurchase of our ordinary shares under our repurchase program, which expired on August 9, 2023.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of June 30, 2024.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$7,185	$7,185	$-
Collaboration Agreement and License Agreement obligations (2)	35	35	-
Operating lease obligations (3)	1,361	679	682
Earnout liability (4)	2,800	-	2,800
Total	$11,381	$7,899	$3,482

(1)
We depend on one contract manufacturer, Sanmina Corporation, for both the SCI products and the ReStore Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements. The AlterG Anti-Gravity systems are produced in Fremont, California by us. Purchase orders are executed with suppliers based on our sales forecast.

(2)
Under the Collaboration Agreement, we were required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. All product development milestones contemplated by the License Agreement have been met as of June 30, 2024; however, there are still outstanding commercialization milestones under the License Agreement that depend on us reaching certain sales amounts, some or all of which may not occur. Our Collaboration Agreement with Harvard was concluded on March 31, 2022.

(3)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.
(4)	Earnout payments based on AlterG’s revenue growth during the trailing twelve-month periods a year following closing of the transaction.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.76: $1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00: $1.07, both of which were the applicable exchange rates as of June 30, 2024.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of June 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2024. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2023 Form 10-K, except as described in Note 7 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

Except as set forth below, and as disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2024 and our Quarterly Report on Form 10-Q for the period ended June 30, 2024, there have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2023 Form 10-K:

Risks Related to Ownership of Our Ordinary Shares

Our business could be negatively affected as a result of actions of activist shareholders, which could be disruptive and costly and may impact the trading value of our securities.

We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. While our Board of Directors and management team welcome their views and opinions with the goal of enhancing value for all shareholders, we may be subject to actions or proposals from activist shareholders that may not align with our business strategies or the best interests of all of our shareholders.

For example, in connection with our 2024 Annual Meeting of Shareholders to be held on September 4, 2024 (the “Annual Meeting”), we received an email from counsel to Creative Value Capital Limited Partnership, which claims to be a beneficial shareholder of our company (the “Shareholder”), demanding that we add to the agenda of the Annual Meeting the election of two candidates proposed by the Shareholder for our Board of Directors (the “Purported Agenda Supplement Notice”). We determined that the Purported Agenda Supplement Notice was invalid, as the Shareholder failed to demonstrate that it owns at least 5% of our outstanding voting power, as required by the applicable regulations in order to nominate a candidate for director and accordingly, we rejected such Purported Agenda Supplement Notice on those grounds as well as others. As a result, the Shareholder filed a legal action in the Nazareth District Court (the “Court”) seeking a judgment ordering us to add to the agenda of the Annual Meeting a proposal relating to the election of the Shareholder’s two candidates for our Board of Directors. The case remains pending, and the Court has scheduled a hearing for this matter on August 26, 2024.

Responding to these types of actions by activist shareholders is costly and time-consuming, and may disrupt our operations and divert the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board of Directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
10.1**	Employment Agreement, dated July 17, 2024, by and between Rewalk Robotics, Inc. and Almog Adar.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.
__________________________

*	Furnished herewith.
**	Filed herewith
^	Portions of this exhibit (indicated by asterisks) have been omitted under rules of the SEC permitting the confidential treatment of select information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReWalk Robotics Ltd.

Date: August 14, 2024	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Michael Lawless
Michael Lawless
Chief Financial Officer
(Principal Financial Officer)