Form 10-Q
period 2024-09-30
Lifeward Ltd.
filed 2024-11-12
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-36612

Lifeward Ltd.
(Exact name of registrant as specified in charter)

Israel	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Donald Lynch Blvd. Marlborough, MA	01752
(Address of principal executive offices)	(Zip Code)

+508.251.1154
Registrant's telephone number, including area code

Rewalk Robotics Ltd.
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

Yes ☐    No ☒

As of November 7, 2024, the registrant had outstanding 8,808,143 ordinary shares, par value NIS 1.75 per share.

Introduction and Where You Can Find Other Information

As used in this quarterly report on Form 10-Q (this “quarterly report”), the terms “Lifeward,” the “Company,” “LL,” “we,” “us” and “our” refer to Lifeward Ltd. and its subsidiaries, unless the context clearly indicates otherwise. Our website is www.golifeward.com. Information contained in, or that can be accessed through, our website does not constitute a part of this quarterly report and is not incorporated by reference herein. We have included our website address in this quarterly report solely for informational purposes. Information that we furnish to or file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available on the SEC’s website at http://www.sec.gov.

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
•
our ability to be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and our ability to handle any business disruptions that may occur in connection with streamlining operations;

•	our ability to navigate any difficulties associated with moving production of our AlterG Anti-Gravity Systems to a contract manufacturer;
•	our ability to leverage our sales, marketing and training infrastructure;
•	our ability to grow our business through acquisitions of businesses, products or technologies, and the failure to manage acquisitions, or the failure to integrate them with our existing business;
•	our expectations as to our clinical research program and clinical results;
•	our ability to obtain certain components of our products from third-party suppliers and our continued access to our product manufacturers;
•	our ability to improve our products and develop new products;
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
•
market and other conditions, including the extent to which inflation or global instability may disrupt our business operations or our financial condition or the financial condition of our customers and suppliers, including the ongoing war in the Middle East and the increasing tensions between China and Taiwan; and

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

PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS LIFEWARD LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$10,653	$28,083
Trade receivables, net of credit losses of $193 and $328, respectively	5,843	3,120
Prepaid expenses and other current assets	1,818	2,366
Inventories	7,300	5,653
Total current assets	25,614	39,222

LONG-TERM ASSETS

Restricted cash and other long-term assets	436	784
Operating lease right-of-use assets	945	1,861
Property and equipment, net	1,217	1,262
Intangible assets	10,020	12,525
Goodwill	7,538	7,538
Total long-term assets	20,156	23,970
Total assets	$45,770	$63,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$4,992	$5,069
Employees and payroll accruals	1,482	2,034
Deferred revenues	1,358	1,504
Current maturities of operating leases liability	936	1,296
Earnout liability	-	576
Other current liabilities	889	1,316
Total current liabilities	9,657	11,795

LONG-TERM LIABILITIES
Earnout liability	792	2,716
Deferred revenues	1,301	1,506
Non-current operating leases liability	45	607
Other long-term liabilities	82	58
Total long-term liabilities	2,220	4,887

Total liabilities	11,877	16,682

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 1.75 par value-Authorized: 25,000,000 shares at September 30, 2024 and December 31, 2023; Issued: 9,380,291 and 9,161,798 shares at September 30, 2024 and December 31, 2023, respectively; Outstanding: 8,805,633 and 8,587,140 shares as of September 30, 2024 and December 31, 2023 respectively (1)	4,589	4,487
Additional paid-in capital	282,054	281,109
Treasury Shares at cost, 574,658 ordinary shares at September 30, 2024 and December 31, 2023 (1)	(3,203)	(3,203)
Accumulated deficit	(249,547)	(235,883)
Total shareholders’ equity	33,893	46,510
Total liabilities and shareholders’ equity	$45,770	$63,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Reflects our one-for-seven reverse share split that became effective on March 15, 2024. See Note 8a to the condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$6,128	$4,403	$18,118	$6,970
Cost of revenues	3,908	3,540	11,746	4,960

Gross profit	2,220	863	6,372	2,010

Operating expenses:
Research and development, net	998	1,262	3,494	2,830
Sales and marketing	4,156	4,088	13,573	9,076
General and administrative	240	3,455	3,424	7,579

Total operating expenses	5,394	8,805	20,491	19,485

Operating loss	(3,174)	(7,942)	(14,119)	(17,475)
Financial income, net	119	411	495	1,047

Loss before income taxes	(3,055)	(7,531)	(13,624)	(16,428)
Taxes on income	29	-	40	66

Net loss	$(3,084)	$(7,531)	$(13,664)	$(16,494)

Net loss per ordinary share, basic and diluted	$(0.35)	$(0.88)	$(1.58)	$(1.94)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted (1)	8,756,882	8,542,630	8,652,085	8,501,397

(1) Reflects our one-for-seven reverse share split that became effective on March 15, 2024. See Note 8a to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (1)	Amount	capital	Shares	deficit	equity
Balance as of June 30, 2023	8,478,003	$4,435	$280,455	$(3,203)	$(222,713)	$58,974
Share-based compensation to employees and non-employees	-	-	333	-	-	333
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	96,911	46	(46)	-	-	-
Net loss	-	-	-	-	(7,531)	(7,531)
Balance as of September 30, 2023	8,574,914	$4,481	$280,742	$(3,203)	$(230,244)	$51,776

Balance as of June 30, 2024	8,630,902	$4,508	$281,845	$(3,203)	$(246,463)	$36,687
Share-based compensation to employees and non-employees	-	-	290	-	-	290
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	174,731	81	(81)	-	-	-
Net loss	-	-	-	-	(3,084)	(3,084)
Balance as of September 30, 2024	8,805,633	$4,589	$282,054	$(3,203)	$(249,547)	$33,893

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (1)	Amount	capital	Shares	deficit	equity
Balance as of December 31, 2022	8,584,313	$4,489	$279,857	$(2,431)	$(213,750)	$68,165
Share-based compensation to employees and non-employees	-	-	955	-	-	955
Issuance of ordinary shares upon vesting of employees and non-employees RSUs	146,230	70	(70)	-	-	-
Treasury shares at cost	(155,629)	(78)		(772)		(850)
Net loss	-	-	-	-	(16,494)	(16,494)
Balance as of September 30, 2023	8,574,914	$4,481	$280,742	$(3,203)	$(230,244)	$51,776

Balance as of December 31, 2023	8,587,140	$4,487	$281,109	$(3,203)	$(235,883)	$46,510
Share-based compensation to employees and non-employees	-	-	1,047	-	-	1,047
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	218,493	102	(102)	-	-	-
Net loss	-	-	-	-	(13,664)	(13,664)
Balance as of September 30, 2024	8,805,633	$4,589	$282,054	$(3,203)	$(249,547)	$33,893

(1) Reflects our one-for-seven reverse share split that became effective on March 15, 2024. See Note 8a to the condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(13,664)	$(16,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	370	134
Amortization of intangible assets	2,505	764
Share-based compensation	1,047	955
Remeasurement of earnout liability	(2,500)	40
Interest income	(2)	(13)
Exchange rate fluctuations	29	24
Changes in assets and liabilities:
Trade receivables, net	(2,723)	(720)
Prepaid expenses, operating lease right-of-use assets and other assets	2,017	(849)
Inventories	(2,523)	(480)
Trade payables	(77)	1,895
Employees and payroll accruals	(552)	(347)
Deferred revenues	(351)	(23)
Operating lease liabilities and other liabilities	(1,325)	(1,069)
Net cash used in operating activities	$(17,749)	$(16,183)

Cash flows used investing activities:
Purchase of property and equipment	-	(2)
Acquisition of a business, net of cash acquired	-	(18,068)
Net cash used in investing activities	$-	$(18,070)

Cash flows used in financing activities:
Purchase of treasury shares	-	(992)
Net cash used in financing activities	$-	$(992)

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(29)	(24)
Decrease in cash, cash equivalents, and restricted cash	(17,778)	(35,269)
Cash, cash equivalents, and restricted cash at beginning of period	28,792	68,555
Cash, cash equivalents, and restricted cash at end of period	$11,014	$33,286
Supplemental disclosures of non-cash flow information
Classification of inventory to property and equipment, net	$325	$194
ROU assets obtained from new lease liabilities	$-	$513
Supplemental cash flow information:
Cash and cash equivalents	$10,653	$32,590
Restricted cash included in other long-term assets	361	696
Total Cash, cash equivalents, and restricted cash	$11,014	$33,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:          GENERAL

a.
Lifeward Ltd. (“LL,” and together with its subsidiaries, the “Company”) was originally incorporated under the laws of the State of Israel on June 20, 2001, and commenced operations on the same date under the name Argo Medical Technologies Ltd. This name was later changed to ReWalk Robotics Ltd. on June 18, 2014. On January 29, 2024, the Company announced that it had rebranded as Lifeward, with each subsidiary of LL renamed to reflect the new corporate identity. The Company officially changed its name to Lifeward Ltd. on September 10, 2024.

b.
LL has three wholly owned (directly and indirectly) subsidiaries: (i) Lifeward Inc. (“LI”) originally incorporated under the laws of Delaware on February 15, 2012 under the name of ReWalk Robotics, Inc., (ii) Lifeward GMBH (“LG”) originally incorporated under the laws of Germany on January 14, 2013 under the name of ReWalk Robotics GMBH, and (iii) Lifeward CA, Inc. ( “LCAI”) originally incorporated in Delaware on October 21, 2004 under the name of Gravus, Inc., which was later changed to AlterG, Inc. on June 30, 2005.

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

LIFEWARD LTD. AND SUBSIDIARIES

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

d.
As of September 30, 2024, the Company incurred a consolidated net loss of $13.7 million and has an accumulated deficit in the total amount of $249.5 million. The Company’s cash and cash equivalents as of September 30, 2024 totaled $10.7 million and the Company’s negative operating cash flow for the nine months ended September 30, 2024 was $17.7 million. The Company believes it has sufficient funds to support its operations for more than 12 months following the issuance date of its unaudited condensed consolidated financial statements for the nine months ended September 30, 2024.

e.
The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the successful development and commercialization of its products and product candidates, the establishment of contracts for the distribution of new product lines, or the acquisition of additional product lines, any of which, or in combination, would contribute to the achievement of a level of revenues adequate to support its cost structure.  If the Company does not achieve a level of revenues adequate to support its cost structure, it will implement cost reduction measures. These plans may include restructuring efforts and additional cost reductions if needed. Until the Company achieves profitability or generates positive cash flows, it will continue to need to raise additional cash. The Company intends to fund future operations through cash on hand, additional private and/or public offerings of debt or equity securities, cash exercises of outstanding warrants or a combination of the foregoing. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources and will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

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

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the 2023 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023 (the “2023 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the consolidated financial statements for the fiscal year ended December 31, 2023, included in the 2023 Form 10-K, unless otherwise stated.

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

LIFEWARD LTD. AND SUBSIDIARIES

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company determined no impairment existed for goodwill for the three and nine months ended September 30, 2024.

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

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

		Fair value measurements as of
Description	Fair Value Hierarchy	September 30, 2024	December 31, 2023
Financial assets:

Money market funds included in cash and cash equivalent	Level 1	$2,665	$2,550
Treasury bills included in cash and cash equivalent	Level 1	1,313	2,525

Total Assets Measured at Fair Value		$3,978	$5,075

Financial Liabilities:
Earnout	Level 3	$792	$3,292

Total liabilities measured at fair value		$792	$3,292

The Company classifies cash equivalents within Level 1, because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair values.

The estimated fair value of the earnout is determined using Level 3 inputs. Inherent in a Monte Carlo simulation analysis are assumptions related to projected revenues, expected term, volatility, annual revenue yield and interest rate. The Company estimates the volatility of its common share based on historical volatility of select peer companies. The interest rate is based on the U.S. Technology B bond yield.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the earnout liability activity as of September 30, 2024 (in thousands):

Earnout
Balance December 31, 2023	$3,292
Change in fair value	(2,500)
Balance September 30, 2024	$792

d.	Revenue Recognition

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

Disaggregation of Revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product	$4,800	$3,632	$13,667	$5,563
Rental	1,008	303	2,776	685
Service and warranty	320	468	1,675	722
Total Revenues	$6,128	$4,403	$18,118	$6,970

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

LIFEWARD LTD. AND SUBSIDIARIES

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

With the recent establishment of a Medicare reimbursement pathway for the ReWalk product, the Company includes variable consideration in the form of implicit price concessions if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company reassesses variable consideration at each reporting period and, if necessary, these estimates are adjusted to reflect the anticipated amounts to be collected when those facts and circumstances become known.

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

Contract balances (in thousands):

	September 30,	December 31,
	2024	2023
Trade receivable, net of credit losses (1)	$5,843	$3,120
Deferred revenues (1) (2)	$2,659	$3,010

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	During the nine months ended September 30, 2024, $1.6 million of the December 31, 2023 deferred revenues balance was recognized as revenues.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations, multi-year services contracts, as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized.

The Company’s unearned performance obligations as of September 30, 2024 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $2.7 million, which will be fulfilled over one to five years.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Concentrations of Credit Risks:

The below table reflects the concentration of credit risk for the Company’s current customers as of September 30, 2024, to which substantial sales were made:

	September 30,	December 31,
	2024	2023
Customer A	42%	-

The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and future expected economic conditions. Trade receivables deemed uncollectable are charged against the allowance for credit losses when identified. As of September 30, 2024, and December 31, 2023, trade receivables are presented net of allowance for credit losses in the amount of $193 thousand and $328 thousand, respectively.

f.	Warranty provision

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2023	$348
Provision	606
Usage	(530)
Balance at September 30, 2024	$424

g.	Basic and diluted net loss per ordinary share:

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

As of September 30, 2024 and 2023, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 2,503,297 and 2,780,512, respectively, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

LIFEWARD LTD. AND SUBSIDIARIES

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

NOTE 4:          INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Finished products	$4,174	$3,157
Raw materials	3,126	2,496
	$7,300	$5,653

NOTE 5:          BUSINESS COMBINATION

On August 11, 2023, pursuant to an Agreement and Plan of Merger among LI, AlterG, Inc., Merger Sub, and Shareholder Representative Services LLC, LI, August 8, 2023, the Company acquired AlterG, Inc.and AlterG, Inc.became a wholly owned subsidiary of the Company.  With the rebranding of the Company, AlterG, Inc. was renamed as LCAI.  LCAI develops, manufactures, and markets anti-gravity systems for use in physical and neurological rehabilitation and athletic training, both in the United States and internationally. The aggregate purchase price was a total of approximately $19 million in cash, subject to working capital and other customary purchase price adjustments. Additional cash earnouts (initially estimated to be approximately $4.0 million in the aggregate) may be paid based upon a percentage of LCAI’s year-over-year future revenue growth over the next two years subject to working capital and other customary purchase price adjustments.

The total consideration transferred is as follows (in thousands):
Cash	$18,493
Earnout payments	$3,607
Total consideration	$22,100

Earnout payments

The Company will pay an amount of cash equal to 65% of the amount, if any, by which LCAI revenue attributable to the first 12 months period exceeds revenue target ("first earnout payment"), and an amount in cash equal to 65% of the amount, if any, by which LCAI revenue attributable to the following 12 months period exceeds the revenue from the first 12 month period ("second earnout payment"). However, the company did not meet the revenue target for the first year of the earnout, and as a result, no payment will be made for the first year. At the date of acquisition, management estimated fair value of the earnout payment based on the actual up to date performance of the acquired entity and the probability of the earn out payment occurrence to be at approximately $3.6 million. The earn-out was accounted for as a liability and will be remeasured at each reporting period through consolidated statement of operations.

LIFEWARD LTD. AND SUBSIDIARIES

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:          GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company has $7.5 million of goodwill related to its purchase of LCAI in the third quarter of fiscal year 2023, which has an indefinite life, and is not deductible for tax purposes.

As of September 30, 2024, the components of, and changes in, the carrying amount of intangible assets, net, were as follows (in thousands):

	Cost	September 30, 2024 Accumulated Amortization	Intangible Assets, Net
Trademark	$795	$(302)	$493
Technology	6,161	(1,757)	4,404
Customer relationship - Warranty	201	(115)	86
Customer relationship - Rental	2,102	(600)	1,502
Customer relationship - Distribution	4,578	(1,043)	3,535
Backlog	296	(296)	‐
Total Amortized Intangible Assets	$14,133	$(4,113)	$10,020

 The estimated amortization expense is shown below (in thousands):

Fiscal 2024 (period remaining)	$842
Fiscal 2025	3,307
Fiscal 2026	3,143
Fiscal 2027	2,172
Fiscal 2028	556
Total	$10,020

NOTE 7:          COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of September 30, 2024, non-cancelable outstanding obligations amounted to approximately $5.9 million.

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(ii)
LL and LG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2024 and 2026. A subset of the Company’s car leases is considered variable. The variable lease payments for such car leases are based on actual mileage incurred at the stated contractual rate. LL and LG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $28 thousand as of September 30, 2024.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2024 are as follows (in thousands):

2024	$342
2025	670
2026	12
Total lease payments	1,024
Less: imputed interest	(43)
Present value of future lease payments	981
Less: current maturities of operating leases	936
Non-current operating leases	$45
Weighted-average remaining lease term (in years)	0.92
Weighted-average discount rate	9.12%

Lease expense under the Company’s operating leases was $321 thousand and $269 thousand for the three months ended September 30, 2024 and 2023 respectively. For the nine months ended September 30, 2024 and 2023 the lease expense was $974 thousand and $657 thousand, respectively.

c.	Royalties

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (“IIA”). Since the Company’s inception through September 30, 2024, the Company received funding from the IIA in the total amount of $2.8 million. Out of the $2.8 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $806 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of September 30, 2024, the Company paid royalties to the IIA in the total amount of $114 thousand.

For the three and nine months ended September 30, 2024, the royalties expenses were $2 thousand. There were no royalty expenses for the three and nine months ended September 30, 2023.

As of September 30, 2024, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

LIFEWARD LTD. AND SUBSIDIARIES

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

LCAI earns royalties under a license agreement with a third party and is recognized as earned. Royalty payments for the three and nine months ended September 30, 2024, were $0 and $55 thousand, respectively. Royalty payments for the limited consolidation period ended September 30, 2023 were $31 thousand following the acquisition of AlterG in August 2023.

d.	Liens:

As part of the Company’s other long-term assets and restricted cash, an amount of $361 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

LIFEWARD LTD. AND SUBSIDIARIES

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

As of September 30, 2024, no ordinary shares were reserved, as the Company’s 2014 Incentive Compensation Plan (the “2014 Plan”) was terminated on August 19, 2024, and a new plan has not yet been approved as a replacement. As of December 31, 2023, the Company had reserved 145,560 ordinary shares for issuance to the Company’s and its affiliates’ respective employees, directors, officers, and consultants pursuant to equity awards granted under the 2014 Plan.

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Under the 2014 Plan, any option that was forfeited or canceled before expiration became available for future grants. However, as the 2014 Plan was terminated on August 19, 2024, no further options will be granted under this plan.

There were no options granted during the nine months that ended September 30, 2024, and 2023.

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant. A summary of employee share options activity during the nine months ended September 30, 2024, is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2023	4,723	$259.73	4.39	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding as of September 30, 2024	4,723	$259.73	3.62	$-

Options exercisable as of September 30, 2024	4,723	$259.73	3.62	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the nine months ended September 30, 2024 and 2023.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employees and non-employees RSUs activity during the nine months ended September 30, 2024 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs as of December 31, 2023	538,885	$6.07
Granted	14,740	4.80
Vested	(218,493)	6.56
Forfeited	(3,413)	6.86
Unvested RSUs as of September 30, 2024	331,719	$5.68

The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2024, and 2023 was $4.80 and $4.69, respectively.

As of September 30, 2024, there were $1.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 2.3 years.

The number of options and RSUs outstanding as of September 30, 2024 is set forth below, with options separated by range of exercise price.

		Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of September 30, 2024	Weighted average remaining contractual life (years) (1)

Range of exercise price	Options and RSUs outstanding as of September 30, 2024

RSUs only	331,719	-	-	-
$37.6	1,774	4.49	1,774	4.49
$178.5 - $236.3	1,845	3.59	1,845	3.59
$350 - $367.5	887	2.65	887	2.65
$1,277.5 - $3,634.8	217	0.63	217	0.63
	336,442	3.62	4,723	3.62

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based awards to non-employee consultants:

As of September 30, 2024, there are no outstanding options or RSUs held by non-employee consultants.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Treasury shares:

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

As of September 30, 2024, pursuant to the Company’s share repurchase program, the Company had repurchased a total of 574,658 of its outstanding ordinary shares at a total cost of $3.5 million.

e.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable that were classified as equity as of September 30, 2024:

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $52.50 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of September 30, 2024.

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

(5)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020. As of September 30, 2024, 534,300 warrants were exercised for a total consideration of $4,675,125.

During the nine months ended September 30, 2024, no warrants were exercised.

(6)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering. As of September 30, 2024, 32,880 warrants were exercised for a total consideration of $359,625.

During the nine months ended September 30, 2024, no warrants were exercised.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)
Represents warrants that were issued to certain institutional purchasers in a private placement in our registered direct offering of ordinary shares in July 2020. As of September 30, 2024, 288,634 warrants were exercised for a total consideration of $3,556,976.

During the nine months that ended September 30, 2024, no warrants were exercised.

(8)	Represents warrants that were issued to the placement agent as compensation for his role in the Company’s July 2020 registered direct offering.

(9)
Represents warrants that were issued to certain institutional purchasers in a private placement in our private placement offering of ordinary shares in December 2020. As of September 30, 2024, 514,010 warrants were exercised for a total consideration of $4,821,416.

During the nine months that ended September 30, 2024, no warrants were exercised.

(10)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of September 30, 2024, 32,283 warrants were exercised for a total consideration of $405,003.

During the nine months that ended September 30, 2024, no warrants were exercised.

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

The Company recognized non-cash share-based compensation expenses for both employees and non-employees in the condensed consolidated statements of operations as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cost of revenues	$12	$5
Research and development, net	130	112
Sales and marketing	309	270
General and administrative	596	568
Total	$1,047	$955

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9:          FINANCIAL INCOME, NET

The components of financial (expenses) income, net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency transactions and other	$38	$17	$1	$39
Interest income	107	394	591	1,024
Bank commissions	(26)	-	(97)	(16)
	$119	$411	$495	$1,047

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues based on customer’s location:
United States	$3,458	$2,497	$11,054	$4,298
Europe	2,419	1,466	5,896	2,201
Asia-Pacific	150	94	544	123
Rest of the world	101	346	624	348
Total revenues	$6,128	$4,403	$18,118	$6,970

	September 30,	December 31,
	2024	2023
Long-lived assets by geographic region (*):
Israel	$244	$529
United States	1,777	2,404
Germany	141	190
	$2,162	$3,123

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Nine Months Ended September 30,
	2024		2023
Major customer data as a percentage of total revenues:
Customer A	16.4%		-
Customer B	*	)	15.9%

*) Less than 10%.

NOTE 11:          SUBSEQUENT EVENTS

On November 4, 2024, the Company announced plans to streamline its U.S. operations by closing two facilities, following the integration of LCAI. The Company will focus its operations in Massachusetts, Israel, and Germany. Key functions located at the affected facilities will be integrated into the operations of the Marlborough, Massachusetts facility, and manufacturing of the AlterG Anti-Gravity Systems will be assumed by Cirtronics Corporation, a nationally recognized contract manufacturer specializing in the manufacture of precision medical devices and instrumentation.

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

On August 11, 2023, we made our first acquisition to supplement our internal growth when we acquired AlterG, a leading provider of anti-gravity system for use in physical and neurological rehabilitation. We paid a cash purchase price of approximately $19 million at closing and additional cash earnouts (initially estimated to be approximately $4 million in the aggregate) may be paid based upon a percentage of AlterG’s year-over-year revenue growth over the two years following the closing. The AlterG anti-gravity systems use patented, National Aeronautics and Space Administration-derived Differential Air Pressure (“DAP”) technology to reduce the effects of gravity and allow people to rehabilitate with finely calibrated support and reduced pain. AlterG anti-gravity systems are utilized in over 4,000 facilities globally in more than 40 countries. We will continue to evaluate other products for distribution or acquisition that can broaden our product offerings further to help individuals with neurological injury and disability.

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

Third Quarter 2024 Business Highlights

•
Lifeward initiated actions to further streamline its U.S. operations including closing two U.S. facilities to complete the integration of AlterG. The actions are expected to save the Company approximately $3 million in operating expenses and improve gross margins by approximately two percentage points when the full impact is achieved.

•
Lifeward began selling the AlterG family of products through its German sales organization which the Company expects will result in revenue growth from a more focused sales effort and higher margins with little incremental investment by utilizing its existing sales and support infrastructure in Germany.

•
Lifeward executed a successful launch of the AlterG NEO which was engineered with a new design to allow a lower price point to make the technology more accessible to a broader range of customers.  Since the introduction of the NEO at the end of June, Lifeward has generated orders for approximately 40 units as the NEO is quickly becoming a growth driver for the AlterG product line.

•	Lifeward completed its near-term plans to refresh its Board of Directors with the addition of Robert J. Marshall Jr. as a new director and chairman of the Audit Committee.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and September 30, 2023

Our operating results for the three and nine months ended September 30, 2024, as compared to the same period in 2023, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	6,128	4,403	$18,118	$6,970
Cost of revenues	3,908	3,540	11,746	4,960

Gross profit	2,220	863	6,372	2,010

Operating expenses:
Research and development, net	998	1,262	3,494	2,830
Sales and marketing	4,156	4,088	13,573	9,076
General and administrative	240	3,455	3,424	7,579

Total operating expenses	5,394	8,805	20,491	19,485

Operating loss	(3,174)	(7,942)	(14,119)	(17,475)
Financial income, net	119	411	495	1,047

Loss before income taxes	(3,055)	(7,531)	(13,624)	(16,428)
Taxes on income	29	-	40	66

Net loss	$(3,084)	$(7,531)	$(13,664)	$(16,494)

Net loss per ordinary share, basic and diluted	$(0.35)	$(0.88)	$(1.58)	$(1.94)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted (1)	8,756,882	8,542,630	8,652,085	8,501,397

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Revenue

Our revenue for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$6,128	$4,403	$18,118	$6,970

Revenues are derived from the sale of SCI Products, AlterG anti-gravity systems, ReStore systems, and units of the Distributed Product.  We also generate revenue from the sale of extended warranties and the provision of repair services for the products that we sell.

Revenues increased by $1.7 million, or 39%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily driven by an increase in ReWalk system sold from the expansion of access through Medicare coverage, stronger sales performance in Germany and an increase in AlterG sales compared to the three months ended September 30, 2023, which had a partial quarter contribution following the closing of the acquisition in August 2023.

Revenues increased by $11.1 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily driven by an increase in ReWalk system sold from the expansion of access through Medicare coverage, stronger sales performance in Germany and due to the revenue contribution of AlterG following the closing of the acquisition in August 2023.

In the future, we expect our growth to be driven by sales of our ReWalk Personal device through expansion of coverage and reimbursement by commercial and government third-party payors, as well as sales of AlterG anti-gravity systems and units of the Distributed Product.

Gross Profit

Our gross profit for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross profit	$2,220	$863	$6,372	$2,010

Gross profit was 36.2% of revenue for the three months ended September 30, 2024, compared to 19.6% for the three months ended September 30, 2023. Gross profit included amortization of intangible assets and the step-up value of inventory related to the acquisition of AlterG of $0.4 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. Excluding the impact of the acquisition related charges, gross profit as a percentage of revenue was 42.5% for the three months ended September 30, 2024, down 2.6 percentage points from the three months ended September 30, 2023. This decrease was a result of an unfavorable absorption of production and overhead costs from lower production volume.

Gross profit was 35.2% of revenue for the nine months ended September 30, 2024, compared to 28.8% for the nine months ended September 30, 2023. Gross profit included amortization of intangible assets and the step-up value of inventory related to the acquisition of AlterG of $1.2 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. Excluding the impact of the acquisition related charges, gross profit as a percentage of revenue was 41.7% for the nine months ended September 30, 2024, down 3.2 percentage points from the nine months ended September 30, 2023. This decline was a result of a low volume of AlterG product sales in the first quarter, which resulted in adverse absorption of production and overhead costs, partially offset by volume leverage from a higher volume of ReWalk product sales.

We expect gross profit and gross profit as a percentage of revenue will increase in the future as we increase our revenue volumes and realize operating efficiencies associated with greater scale which will reduce the cost of revenue as a percentage of revenue. Additionally, we expect gross profit as a percentage of revenue to increase as a result of the closure of our Fremont manufacturing facility at the end of 2024 and the move of production to a contract manufacturer.  Improvements may be partially offset by increased material costs, shipping costs, and costs of service.

Research and Development Expenses, net

Our research and development expenses, net, for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development, net	$998	$1,262	$3,494	$2,830

Research and development expenses were $0.9 million for the three months ended September 30, 2024, a decrease of $0.3 million, or 20.1%, compared to the three months ended September 30, 2023. The decrease is primarily attributable to the completion of the development program for the ReWalk 7.

Research and development expenses were $3.5 million for the nine months ended September 30, 2024, an increase of $0.7 million or 23.5%, compared to the nine months ended September 30, 2023. This increase is primarily due to the acquisition of AlterG, which contributed partially following the acquisition's close in August 2023, and included investments in new product development projects. This was partially offset by lower subcontracting and consulting expenses following the completion of the ReWalk 7 development program.

We intend to focus our research and development resources primarily on supporting our current products, advancing the ongoing product development activities for our AlterG Anti-Gravity systems, and preparing for the next stages following our recent FDA 510(k) submission for clearance of the ReWalk 7 next-generation exoskeleton model.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and marketing	$4,156	$4,088	$13,573	$9,076

Sales and marketing expenses were $4.2 million for the three months ended September 30, 2024, an increase of $0.1 million, or 2%, compared to the three months ended September 30, 2023. These expenses included amortization of intangible assets from the AlterG acquisition, amounting to $0.4 million in the third quarter of 2024 and $0.2 million in the third quarter of 2023. The remaining decrease of $0.1 million is due to a reduction in consulting expenses related to the CMS reimbursement process, partially offset by a limited consolidation of AlterG following the acquisition in August 2023.

Sales and marketing expenses totaled $13.6 million for the nine months ended September 30, 2024, reflecting an increase of $4.5 million, or 49.5%, compared to the same period in 2023. These expenses included amortization of intangible assets related to the AlterG acquisition, amounting to $1.2 million for the nine months ended September 30, 2024, compared to $0.2 million in the same period in 2023. The remaining $3.6 million increase is mainly due to higher personnel-related expenses from increased headcount following the AlterG acquisition and additional spending on promotional activities.

Our sales and marketing efforts are expected to focus on driving growth in our commercial product portfolio, expanding the reimbursement coverage by commercial payors of our ReWalk Personal Exoskeleton device, and expanding the commercial and clinical capabilities of the Lifeward organization.

General and Administrative Expenses

Our general and administrative expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$240	$3,455	$3,424	$7,579

General and administrative expenses were $0.3 million for the three months ended September 30, 2024, a decrease of $3.2 million, or 93%, compared to the same period in 2023. These expenses for the three months ended September 30, 2024, included $0.1 million in amortization of intangible assets related to the AlterG acquisition and $2.0 million in income from an adjustment to remeasure the earnout liability from the AlterG acquisition. The remaining $1.2 million decrease was primarily due to a reduction of $1.3 million in M&A-related expenses, partially offset by higher personnel-related costs.

General and administrative expenses were $3.4 million for the nine months ended September 30, 2024, a decrease of $4.2 million, or 54.8%, compared to the same period in 2023. These expenses for the nine months ended September 30, 2024, included $0.2 million in amortization of intangible assets from the AlterG acquisition, $2.5 million in other income from the remeasurement of the earnout liability related to the AlterG acquisition, and an additional $0.5 million in other income from post-closing statement adjustments associated with the acquisition. The remaining $1.4 million decrease is primarily due to a reduction of $2.3 million in M&A-related expenses, partially offset by the full nine-month contribution of AlterG expenses and higher professional services costs.

Financial Income, Net

Our financial income, net, for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Financial income, net	$119	$411	$495	$1,047

Financial income, net, decreased by $0.3 million, or 71%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This decrease was primarily due to yield on a lower cash balance resulting from the funding of the growth of Lifeward over the past year.

Financial income, net, decreased by $0.6 million, or 52.7%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This decrease was primarily due to yield on a lower cash balance resulting from the acquisition of AlterG and funding of the growth of Lifeward over the past year.

Income Taxes

Our income tax for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Taxes on income	$29	$-	$40	$66

Income taxes increased by $29 thousand, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, mainly due to deferred taxes and timing differences in our subsidiaries.

Income taxes decreased by $26 thousand, or 39.4%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, mainly due to the utilization of net operation losses forward arising from the acquisition of AlterG.

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

During the nine months ended September 30, 2024, we incurred a consolidated net loss of $13.7 million and have an accumulated deficit in the total amount of $249.5 million. Our cash and cash equivalents as of September 30, 2024, totaled $10.7 million and our negative operating cash flow for the nine months ended September 30, 2024, was $17.7 million. We believe that we have sufficient funds to support our operations for more than 12 months following the issuance date of our condensed consolidated unaudited financial statements for the nine months ended September 30, 2024.

In November 2024, we began streamlining our U.S. operations, including closing two U.S. facilities to complete the integration following the acquisition of AlterG. As a result of the organizational changes, we reduced our total headcount by greater than 35% since the closing of the AlterG acquisition. Key functions located at the affected facilities will be integrated into the operations of the Marlborough, Massachusetts facility, and manufacturing of the AlterG Anti-Gravity Systems will be assumed by Cirtronics Corporation, a nationally recognized contract manufacturer specializing in the manufacture of precision medical devices and instrumentation. We estimate that such consolidation will save the Company approximately $3 million in operating expenses and improve gross margins when the full impact is achieved, which we expect to contribute to our goal of reducing costs and achieving profitability.

We expect to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the establishment of contracts for the distribution of new product lines, or the acquisition of additional product lines, any of which, or in combination, would contribute to the achievement of a level of revenues adequate to support our cost structure. If the Company does not achieve a level of revenues adequate to support its cost structure, it will implement cost reduction measures. These plans may include restructuring efforts and additional cost reductions if needed. Until we achieve profitability or generate positive cash flows, we will continue to need to raise additional cash from time to time.

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

As of September 30, 2024, pursuant to the share repurchase program, we had repurchased a total of 574,658 of our outstanding ordinary shares at a total cost of $3.5 million.

Cash Flows for the nine Months Ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(17,749)	$(16,183)
Net cash used in investing activities	-	(18,070)
Net cash used in financing activities	-	(992)
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(29)	(24)
Net cash flow	$(17,778)	$(35,269)

Net Cash used in Operating Activities

Net cash used in operating activities increased by $1.6 million, or 9.7%, for the nine months ended September 30, 2024 primarily due to increase in trade receivables from the timing of Medicare payments for initial claims to be paid and increased inventory purchases for the establishment of safety stock of ReWalk systems as a result of the continuing conflict in Israel and in preparation for the future new product introduction of the ReWalk 7.

Net Cash used in Operating Activities

Net cash used in investing activities decreased by $18.1 million, primarily due to the acquisition of AlterG that took place in 2023.

Net Cash used in Financing Activities

Net cash used in financing activities decreased by $1 million, or 100%, for the nine months ended September 30, 2024. The decrease is due to the repurchase of our ordinary shares under our repurchase program, which expired on August 9, 2023.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of September 30, 2024.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$5,929	$5,929	$-
Collaboration Agreement and License Agreement obligations (2)	35	35	-
Operating lease obligations (3)	1,024	974	50
Earnout liability (4)	792	-	792
Total	$7,780	$6,938	$842

(1)
We depend on one contract manufacturer, Sanmina Corporation, for both the SCI products and the ReStore Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements. The AlterG Anti-Gravity systems are currently produced in Fremont, California by us and following the upcoming closure of our Fremont manufacturing facility at the end of 2024, we will move production to a contract manufacturer. Purchase orders are executed with suppliers based on our sales forecast.

(2)
Under the Collaboration Agreement, we were required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. All product development milestones contemplated by the License Agreement have been met as of September 30, 2024; however, there are still outstanding commercialization milestones under the License Agreement that depend on us reaching certain sales amounts, some or all of which may not occur. Our Collaboration Agreement with Harvard was concluded on March 31, 2022.

(3)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.
(4)	Earnout payments based on AlterG’s revenue growth during the trailing twelve-month periods a year following closing of the transaction.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.71: $1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00: $1.12, both of which were the applicable exchange rates as of September 30, 2024.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of September 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the third quarter of 2024. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2023 Form 10-K, except as described in Note 7 in our condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

Except as disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2024, and our Quarterly Report on Form 10-Q for the period ended June 30, 2024, there have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

 Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
3.1**	Sixth Amended and Restated Articles of Association of the Company.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.
__________________________

*	Furnished herewith.
**	Filed herewith
^	Portions of this exhibit (indicated by asterisks) have been omitted under rules of the SEC permitting the confidential treatment of select information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifeward Ltd.

Date: November 12, 2024	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Michael Lawless
Michael Lawless
Chief Financial Officer
(Principal Financial Officer)