Form 10-K
period 2024-12-31
Lifeward Ltd.
filed 2025-03-07
CIK 1607962

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐       No ☒

The aggregate market value of the Ordinary Shares held by non-affiliates of the Registrant based upon the closing price of the Ordinary Shares as reported by The Nasdaq Capital Market on June 28, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $33,850,860.

As of March 6, 2025, the Registrant had outstanding 10,630,281 Ordinary Shares, par value NIS 1.75 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIFEWARD LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024
TABLE OF CONTENTS

i

Definitions and Introduction

Our legal name is Lifeward Ltd. Our name was previously ReWalk Robotics Ltd., which we changed to Lifeward Ltd. effective September 10, 2024. We are a company limited by shares organized under the laws of the State of Israel and were founded in 2001. In September 2014, we listed our shares on The Nasdaq Global Market, and in May 2017 we transferred our listing to The Nasdaq Capital Market. We have irrevocably appointed Lifeward, Inc. as our agent to receive service of process in any action against us in any United States federal or state court. The address of Lifeward, Inc. is 200 Donald Lynch Blvd., Marlborough, Massachusetts 01752. As used herein, and unless the context clearly indicates otherwise, the terms “Lifeward”, the “Company”, “we”, “us”, “our” or “ours” refer to Lifeward and its subsidiaries.

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

These factors include those listed in “Part I. Item 1A. Risk Factors,” including those factors summarized below.

•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;
•	our ability to continue as a going concern for the next twelve months;
•	our ability to maintain and grow our reputation and the market acceptance of our products;
•
our ability to achieve reimbursement from third-party payors or advance Centers for Medicare & Medicaid Services (“CMS”) coverage for our products, including our ability to successfully submit and gain approval of cases for Medicare coverage through Medicare Administrative Contractors (“MACs”);

•	our ability to successfully integrate the operations of AlterG, Inc. (“AlterG”) into our organization, and realize the anticipated benefits therefrom;
•	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;
•
our ability to achieve expected operating efficiencies and sustain or improve operating expense reductions, and our ability to handle any business disruptions that may occur in connection with streamlining operations;

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
•
market and other conditions, including the extent to which inflationary pressures, interest rate and currency rate fluctuations or global instability may disrupt our business operations or our financial condition or the financial condition of our customers and suppliers, including the ongoing Russia-Ukraine conflict, ongoing conflict in the Middle East (including any escalation or expansion) and the increasing tensions between China and Taiwan; and

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

Summary Risk Factors

•	We have concluded that there is substantial doubt as to our ability to continue as a going concern.

•
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

•	We may not fully realize the anticipated positive impacts to future financial results from our streamlining efforts.

•
We face economic and political risks associated with doing business in Taiwan, particularly due to the geopolitical tension between Taiwan and China, and in Russia that could negatively affect our business and hence the value of your investment.

•
If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our ordinary shares could be delisted from trading, which would decrease the liquidity of our ordinary shares and our ability to raise additional capital.

•
We rely primarily on sales of our ReWalk Personal Exoskeletons, AlterG Anti-Gravity systems, MyoCycle FES cycles, and related consumables, services,and extended warranties for our revenue. We may not be able to achieve or maintain market acceptance of the ReWalk, AlterG, or MyoCycle products or to generate sufficient revenue from these current and future products to sustain our operations.

•
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

•	Defects in our products or the software that drives them could adversely affect the results of our operations.

•	The potential health benefits of our ReWalk products have not been substantiated by long-term clinical data, which could limit sales of such products.

•	We depend on third-party suppliers to manufacture our ReWalk and AlterG products, and we rely on a limited number of third-party suppliers for certain components of our products.

•	We may receive a significant number of warranty claims or our ReWalk, AlterG, or ReStore systems may require significant amounts of service after sale.

•	We may not be able to enhance our exoskeleton product offerings through our research and development efforts.

•
We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, business acquisitions or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenue.

•	Although the FDA granted Breakthrough Device Designation status to our ReBoot device, this designation does not guarantee regulatory clearance, or a speedier clearance timeline.

•
Our devices are subject to the FDA’s regulations pertaining to marketing and promotional communications, among others. Failure to comply with such regulations may give rise to a number of potential FDA enforcement actions, any of which could have a material adverse effect on our business.

•	We are not able to protect our intellectual property rights in all countries.

•
If we are unable to offer our key management personnel long-term incentive compensation, including options, and restricted stock units, as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.

•
Conditions in Israel, including Israel’s wars against Hamas and other terrorist organizations in the Gaza Strip and against Hezbollah on Israel’s northern border, may materially and adversely affect our business and results of operations.

•
Our technology development and quality headquarters and the manufacturing facility for our ReWalk products are located in Israel and, therefore, our results may be adversely affected by economic restrictions imposed on, and political and military instability in, Israel.

•	Our operations and the operations of our contract manufacturer, Sanmina, may be disrupted as a result of the obligation of Israeli citizens to perform military service.

•	Your rights and responsibilities as a shareholder will be governed by Israeli law, which differs in some material respects from the rights and responsibilities of shareholders of U.S. companies.

•	Our business could be negatively affected as a result of actions of activist shareholders, which could be disruptive and costly and may impact the trading value of our securities.

Where You Can Find Other Information

Our principal executive offices are located at 200 Donald Lynch Blvd, Marlborough, MA 01752, and our telephone number is (508) 251-1154. Our website is golifeward.com. Information contained, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein. We have included our website address in this annual report solely for informational purposes. Information that we furnish or file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed or furnished with the SEC. The SEC also maintains a website at www.SEC.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available on this website.

PART I

ITEM 1. BUSINESS

Overview

We are a medical device company that designs, develops, and commercializes life-changing solutions that span the continuum of care in physical rehabilitation and recovery, delivering proven functional and health benefits in clinical settings as well as in the home and community. Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury (“SCI”) the ability to stand and walk again during everyday activities at home or in the community. In March 2023, we received clearance of our premarket notification (“510(k)”) from the U.S. Food and Drug Administration (“FDA”) for the ReWalk Personal Exoskeleton with stair and curb functionality, which adds usage on stairs and curbs to the indication for use for the device in the U.S. The clearance permits U.S. customers to participate in more walking activities in real-world environments in their daily lives where stairs or curbs may have previously limited them when using the exoskeleton for its intended, FDA-indicated uses. This feature has been available in Europe since initial CE Clearance, and real-world data from a cohort of 47 European users throughout a period of over seven years consisting of over 18,000 stair steps was collected to demonstrate the safety and efficacy of this feature and support the FDA submission. In June 2024, we submitted to the FDA a 510(k) premarket notification for ReWalk 7 Personal Exoskeleton device, a next-generation ReWalk model, and such 510(k) is pending FDA review.
We have sought to expand our product offerings beyond the SCI Products through internal development, distribution agreements, and acquisitions. We have developed our ReStore Exo-Suit device, which we began commercializing in June 2019 (we ceased sales in the EU in May 2024). The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. In the second quarter of 2020, we finalized and moved to implement two separate agreements to distribute additional product lines in the United States, one of which we later discontinued. We are the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to U.S. veterans through the Veterans Health Administration (“VHA”) hospitals.
In August 2023, we made our first acquisition to supplement our internal growth when we acquired AlterG, a leading provider of Anti-Gravity systems for use in physical and neurological rehabilitation. We paid a cash purchase price of approximately $19 million at closing and additional cash earnout payments may be paid based upon a percentage of AlterG’s revenue growth over the two years following the closing. The AlterG Anti-Gravity systems use patented, National Aeronautics and Space Administration (“NASA”) derived differential air pressure (“DAP”) technology to reduce the effects of gravity and allow patients to rehabilitate with finely calibrated support and reduced pain. AlterG Anti-Gravity systems are utilized in over 4,000 facilities globally in more than 40 countries. We will continue to evaluate other products for distribution or acquisition that can broaden our product offerings further to help individuals with neurological injury and disability.
In March 2025, we announced an agreement to increase our penetration of SCI Products into the workers’ compensation market in which CorLife, LLC., a Delaware limited liability company (“CorLife”) and a division of Numotion, the nation’s leading and largest provider of products and services that provide mobility, health and personal independence. Pursuant to the agreement, CorLife became the exclusive distributor for the ReWalk Personal Exoskeleton for individuals with workers’ compensation claims. The agreement leverages CorLife’s extensive network of credentialed providers and experts to include the ReWalk Personal Exoskeleton among the services and equipment they provide to thousands of injured workers each year. Under the agreement, the CorLife reimbursement team manages all workers’ compensation claims submissions for the ReWalk Personal Exoskeleton. We believe this agreement will build awareness of the benefits of the ReWalk Personal Exoskeleton among individuals with workers’ compensation coverage and gain us access to the resources of CorLife to facilitate efficient processing of claims.

We are in the research stage of ReBoot, a personal soft exo-suit for home and community use by individuals post-stroke, and we are currently evaluating the reimbursement landscape and the potential clinical impact of this device. This product would be a complementary product to ReStore as it provides active assistance to the ankle during plantar flexion and dorsiflexion for gait and mobility improvement in the home environment, and it received Breakthrough Device Designation from the FDA in November 2021. Further investment in the development path of the ReBoot was paused in 2023 pending determination regarding the clinical and commercial opportunity of this device and at this time it remains on hold.

Our principal markets are primarily in the United States and Europe with some lesser sales in Asia, the Middle East and South America. We sell our products primarily directly in the United States, through a combination of direct sales and distributors (depending on the product line) in Germany and Canada, and primarily through distributors in other markets. In markets where we sell direct to consumers, we have established relationships with clinics and rehabilitation centers, professional and college sports teams, and individuals and organizations in the SCI community, and in markets where we do not sell direct to consumers, our distributors maintain these relationships. We have primary offices in Yokneam, Israel, Marlborough, Massachusetts, and Berlin, Germany. We also had offices in Fremont, California and Queens, New York where we ceased operations as of December 31, 2024.

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

We have also been pursuing updates with the CMS to clarify the Medicare coverage category (i.e., benefit category) applicable for personal exoskeletons. In 2022, the National Spinal Cord Injury Statistical Center (“NSCISC”), which maintains the world’s largest database on spinal cord injury research, reported that CMS is the primary payor for approximately 57% of the SCI population which are at least five years post their injury date, with Medicare representing a majority of this percentage. In July 2020, following a successful submission and hearing process, a code was issued for ReWalk Personal Exoskeleton, which may be used for purposes of claim submission to Medicare, Medicaid, and other payors.

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

In Germany, we continue to make progress toward achieving coverage from the various government, private and worker’s compensation payors for our SCI products. In September 2017, each of German insurer BARMER GEK (“BARMER”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”) indicated that they will provide coverage to users who meet certain inclusion and exclusion criteria. In February 2018, the head office of German Statutory Health Insurance (“SHI”) Spitzenverband (“GKV”) confirmed its decision to list the ReWalk Personal Exoskeleton system in the German Medical Device Directory. This decision means that ReWalk is listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. During the year 2020 and 2021, we announced several new agreements with German SHIs, including TK and DAK Gesundheit, as well as the first German Private Health Insurer (“PHI”), which outline the process of obtaining our devices for eligible insured patients. In February 2025, we finalized an agreement with BARMER to formalize the reimbursement process for the provision of ReWalk exoskeletons to medically eligible beneficiaries.  We are also currently working with several additional SHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal Exoskeleton for their beneficiaries within their system. Additionally, to date, several private insurers in the United States and Europe are providing reimbursement for ReWalk in certain cases.

ReWalk Personal Exoskeleton and ReWalk Rehabilitation Exoskeleton

Development of our SCI Products took over a decade and was spurred by the experiences of our founder, Dr. Amit Goffer, who became a quadriplegic due to an accident. Current ReWalk designs are intended for people with paraplegia, an SCI resulting in complete or incomplete paralysis of the legs, who have the use of their upper bodies and arms. We currently offer two products in this category: the ReWalk Personal Exoskeleton and the ReWalk Rehabilitation Exoskeleton. The ReWalk Rehabilitation Exoskeleton is substantially similar to the ReWalk Personal Exoskeleton system except that it is sold with multiple sizes of our adjustable parts to allow different users the ability to train within a clinic.  In recent years, substantially all the ReWalk units sold by the Company have been ReWalk Personal systems and we expect our commercial efforts to continue to focus on this model.

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

●    ReWalk Personal Exoskeleton: intended for everyday use at home, at work or in the community with a trained companion. We began marketing ReWalk Personal Exoskeleton in Europe with CE mark clearance at the end of 2012. We received FDA de novo authorization to market the ReWalk Personal Exoskeleton in the United States in June 2014. FDA subsequently cleared 510(k) premarket notifications for modifications to the ReWalk, including for use of the ReWalk on curbs and stairs.  ReWalk Personal Exoskeleton units are all manufactured according to the same mechanical specifications. Each unit is then permanently sized to fit the individual user and the software is configured for the user’s specifications by the rehabilitation center, clinic, or distributor. We are currently offering our 6th generation device, and in June 2024 we submitted a premarket notification to FDA for our 7th generation ReWalk design.  The submission is currently pending FDA review.

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

Clinical Evidence

Published clinical studies indicate the ReWalk Personal Exoskeleton’s ability to deliver a functional walking speed. In addition, certain potential secondary health benefits have been reported in literature as well as by healthcare practitioners and ReWalk users, including study participants. Although these benefits have not been established as conclusive clinical data in randomized controlled trials, these reported secondary health benefits include:

●	reduced pain;

●	improved bowel and urinary tract function;

●	reduced spasticity;

●	increases in joint range of motion for the hip and ankle joints;

●	improved sleep and reduced fatigue;

●	improved mental health and quality of life;

●	increase in oxygen uptake and heart rate as a result of walking as opposed to sitting and standing;

●	ability to ambulate at a speed greater than 0.4 meters per second, which is considered to be conducive to outdoor related community ambulation; and

●	reduced hospitalizations.

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

Market Opportunity

Current and near-term market opportunities include providing a solution for persons with SCI that can be used in the clinic and/or home settings. For persons with SCI, reduced physical activity and the predominance of seated activities can lead to severe physical and psychological deterioration, resulting in bad health, poor quality of life, low self-esteem, and high medical expenses. In addition, the secondary medical consequences of paralysis can include difficulty with bowel and urinary tract function, osteoporosis, loss of lean mass, gain in fat mass, insulin resistance, diabetes, and heart disease. The cost of treating these conditions is substantial. The NSCISC estimates that complications related to paraplegia cost approximately $670,000 in the first-year post-injury, excluding indirect costs such as loss in wages, fringe benefits, and productivity, and significant additional amounts over the course of an individual’s lifetime. Further, secondary complications related to spinal cord injury can reduce life expectancies for SCI patients. The young average age at time of injury and significant remaining life expectancy, the likelihood of living at home, and the lifetime cost of treatment highlight the need for an out-of-hospital solution with demonstrated health and social benefits.

The NSCISC estimates according to its 2024 SCI Fact Sheet that there are 305,000 people in the United States living with SCI, with an annual incidence of approximately 18,000 new cases per year. According to the VHA data there are approximately 42,000 of such patients who are veterans and are eligible for medical care and other benefits from the VHA, out of which the VHA states that 27,000 veterans are receiving SCI treatment annually. With 25 VHA spinal cord injury centers designated SCI/D Hub locations, the VHA has the largest single network of spinal cord injury care in the United States.

According to the NSCISC, since 2015 motor vehicle crashes have been the leading cause of reported spinal cord injury cases (38%), followed by falls (32%), acts of violence (15%) and sports injuries (8%). Approximately 79% of spinal cord injuries occur among the male population. According to NSCISC data, upon hospital discharge, 87% of persons with spinal cord injuries are sent to private, non-institutional residence (in most cases, their homes prior to injury).

Based on information from the 2023 annual report published by the NSCISC, 40% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5. Four published ReWalk trials for SCI patients had an aggregate screening acceptance rate of 50% considering all current FDA limitations, resulting in an estimated 20% of the total population of SCI patients can be considered as candidates for current ReWalk Personal Exoskeleton or ReWalk Rehabilitation Exoskeleton according to the device instructions for use. For important qualifying information about this determination, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry—The market for medical exoskeletons, including soft exo-suit devices, remains relatively new and unproven, and important assumptions about the potential market for our current and future products may be inaccurate.”

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

 In December 2015, the VHA issued a national policy or standard operating procedure (“SOP”) for the evaluation, training, and procurement of ReWalk Personal Exoskeleton systems for all qualifying veterans across the United States and U.S. Territories. The VHA SOP is the first national coverage policy in the United States for qualifying individuals who are living with spinal cord injury. In June 2018, the VHA updated the SOP, in part, to expand training options for individuals who could not complete the mandatory training due to excessive distance/drive times from a VHA-designated site. As of December 31, 2024, we had placed 49 units as part of the VHA policy. The VHA accounted for 4.5% of our total revenue for the year ended December 31, 2024.

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

According to the NSCISC 2023 annual report, approximately 57% of the spinal cord injury population received primary coverage from Medicare and Medicaid within five years after their injury date, with Medicare representing the majority of cases.

In order to be covered and reimbursed by Medicare, the ReWalk Personal Exoskeleton must, among other things, be classified into an applicable Medicare benefit category. In addition, appropriate codes describing the technology must also be established to facilitate billing and claims processing.

In December 2019, we submitted the first application for a unique code to describe the ReWalk Personal Exoskeleton and, in July 2020, a unique code was issued for ReWalk Personal Exoskeleton. On April 11, 2024, CMS revised its April 2024 DMEPOS Fee Schedule to include a final lump-sum Medicare purchase fee schedule amount for personal exoskeletons (HCPCS code K1007) with an established rate of $91,032.  The final payment determination was made by CMS by applying a “gap filling” process, which was used in light of CMS determining that the code describing the technology has no fee schedule pricing history and that lower extremity exoskeletons incorporate “revolutionary features” that cannot be described by or considered comparable to any other existing code or combination of codes. As part of gap-filling, CMS utilizes verifiable supplier or commercial pricing information and adjusts this pricing information according to a deflation and update factor methodology. In applying this formula to the K1007 code describing the ReWalk Personal Exoskeleton, CMS says that it calculated this final payment amount by averaging pricing information for exoskeleton devices from Lifeward and other manufacturers.

For more information about coverage and reimbursement risk factors, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry.”

As part of our plan for growth, we intend to continue working with both national and regional commercial insurance companies, health care practitioners, physicians, researchers, and the SCI community to support efforts to demonstrate the benefits of our SCI Products. In addition, we plan to pursue potential coverage policies with third party payors based on supportive data and appeal rulings that have deemed exoskeleton devices medically necessary and not investigational for individuals with SCI. Our efforts in the future will be focused on continued education of third-party payors through data application, published clinical literature, and work with advocacy groups and health and care providers. In addition, we will continue ongoing communication to seek greater clarity regarding Medicare coverage and reimbursement standards applicable to the ReWalk Personal Exoskeleton.

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

●
In September 2017 Germany’s national social accident insurance provider, DGUV, indicated that the DGUV’s member payors, including the health insurance association Berufsgenossenschaft (also known as BG) and state insurers, will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis. DGUV is comprised of 33 different insurers, which provide coverage for more than 80 million individuals in Germany. Per the agreement, eligible individuals go to BG clinics for evaluation as a part of the procurement. In May 2020 the DGUV agreed to a binding offer to the evaluation, training, and supply of the ReWalk Personal Exoskeleton to qualified individuals.

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

●
In June 2020, BARMER appealed the decision of the State Social Court, which ordered the supply of the SHI’s insured SCI person with ReWalk. The State Social Court ruled and deemed ReWalk as the medical aid which will directly compensate the plaintiff’s disability. BARMER initially appealed this ruling with the Federal Social Court (Bundessozialgericht), but later, in November 2022, withdrew its pending case and accepted the prior ruling from the state court that exoskeletons are considered as a direct disability compensation. This outcome means that an eligible insured person with SCI in Germany has a legal basis for the supply of an exoskeleton as an orthopedic aid for direct disability compensation. Patients in Germany who are covered under these contracts and policies must be medically evaluated for their eligibility to use the ReWalk Personal Exoskeleton device. If medically qualified, the patient, along with his or her physician, must apply for coverage of the device. If a patient is found eligible and medically fit to use our ReWalk Personal Exoskeleton device, we first enter into a rental agreement which allows the patient the necessary period to train on how to use the device which usually takes between 3 to 6 months and then, after approval from the insurer, the patient receives a personal device to use at home and in the community.

●
In February 2025, we finalized an agreement with BARMER to formalize the reimbursement process for the provision of ReWalk exoskeletons to medically eligible beneficiaries.  With the completion of the BARMER contract, approximately 45% of the 70 million people in Germany covered by Statutory Health Insurance now have coverage policies with a defined reimbursement process for personal exoskeletons.  We are currently working with several additional SHIs and PHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal Exoskeleton for their beneficiaries within their system.

As of December 31, 2024, there were 44 insurance cases pending in Germany. We believe that our recent coverage decisions and the existing claims will eventually lead other German insurers to provide coverage on a broader scale, but this is not guaranteed. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry— We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors which risk may be heightened if insurers find the products to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenue that is high enough to allow us to sell our products profitably.”

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

AlterG Anti-Gravity System

The DAP technology that underpins our AlterG Anti-Gravity technology originated from researchers at the NASA Moffet Field Research Center to help astronauts maintain their muscle strength and bone density during extended periods in space outside of the effects of earth’s gravity. The DAP technology was used to create a pressurized bubble that could exert pressure on an astronaut while exercising to simulate the impact of gravity. While the technology ultimately was never implemented by NASA, it also had promise for use on earth.

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

We offer a range of AlterG Anti-Gravity systems depending on the needs and budget of each customer as follows:

•
NEO – Introduced in 2024, this is the entry-level and most accessible model of Anti-Gravity system to enable increased adoption of Anti-Gravity technology across a broader range of clinics and training facilities.  The NEO model delivers the same patented DAP technology with an updated platform and new electronic handrail height adjustment. The NEO is equipped to run at up to 10 miles per hour (“mph”) in forward and 3 mph in reverse with a maximum incline of 15 degrees;

•
NEO+ – The most versatile offering within the AlterG family builds upon the benefits of the NEO with added speed up to 12 mph and an integrated camera. The NEO+ also offers additional options for further customization, including a high-speed option of up to 15 mph and the addition of our Stride Smart gait analytics software package.; and

•
PRO – The PRO is our top-of-the-line model for sports medicine and elite sports applications with utilization by professional and collegiate athletes. The PRO is designed for robust performance with a slat-belt design equipped to run at up to 18 mph in forward and 10 mph in reverse, with all software and speed options included as standard.

In addition to sales of the AlterG Anti-Gravity systems, we also provide consumables and services that support the utilization of the installed base. For example, the AlterG systems require the users to wear proprietary shorts that zip the user into the air chamber to create the seal to maintain the air pressurize. With frequent use, these shorts need to be periodically replaced. Additionally, we maintain a network of approximately 40 contract service engineers who perform the installation, maintenance, and repair work. As the 12-month assurance warranties expire, we market extended service contracts which can provide a recurring revenue base that can grow with the size of the installed base.

The potential market for AlterG Anti-Gravity systems is large and fragmented with several types of facilities that treat patients with conditions who could benefit from rehabilitation using partial weight displacement. According to the MedPAC 2024 Report, there are approximately 1,180 certified inpatient rehabilitation facilities in the U.S. These facilities treat patients with a range of conditions including stroke, lower extremity fractures, joint replacements, neurological conditions and brain injury, cardiac conditions, and other types of orthopaedic conditions. Depending on the specific details of each case, many of these patients are candidates for therapy using partial weight displacement. Globally, we estimate that there are approximately 3,500 inpatient rehabilitation facilities that are comparable in budget and quality of care to those in the U.S.

The largest potential market for the AlterG Anti-Gravity systems are outpatient clinics, some of which are in national and regional affiliations and most of which are independent facilities. According to the IBIS World Industry Report (which tracks the number of physical therapy rehabilitation centers), there were approximately 54,000 outpatient clinics in the U.S. in 2024. These facilities treat patients with less severe conditions than inpatient facilities with a greater mix of patients skewed towards lower extremity fractures, joint replacements, and other types of orthopedic conditions. Globally, we estimate that there are over 100,000 outpatient clinics based on scaling of population and standard of living that there are over 100,000 outpatient clinics. One other major segment of the market for AlterG systems consists of professional and elite level sports teams, including major university and college sports programs. These teams use the AlterG Anti-Gravity system to assist their players in maintaining higher levels of fitness and accelerating the recovery time from sports-related injuries. Based on our internal estimates of the market, we believe that there are approximately 1,400 sports programs in the U.S. who are potential AlterG customers. Globally, we estimate this figure to be greater than 4,000 teams.

ReStore Exo-Suit

In June 2017, we unveiled our lightweight ReStore Exo-Suit system designed initially for rehabilitation of stroke patients. The patented soft exo-suit technology was originally developed at Harvard University’s Wyss Institute for Biologically Inspired Engineering (“Harvard”), where it also underwent initial clinical testing that demonstrated potential to improve walking for stroke survivors. ReWalk and Harvard entered into a multi-year research collaboration agreement in 2016 which provides ReWalk license to intellectual property relating to lightweight exo-suit system technologies for lower limb disabilities and provides access to future innovations that emerge from this collaboration and may be relevant to additional stroke products or other therapies. The development and regulatory clearance process for ReStore took us approximately three years. We received FDA clearance for ReStore in June 2019. We also obtained a CE mark in May 2019 but because the ReStore product was not planned for MDR conformity we had to cease sales in the EU in May 2024. Following the regulatory clearances, we began to commercialize the ReStore product. For more information on the collaboration with Harvard, see “Research and Development-Research and Development Collaborations.”
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

The main market for ReStore is rehabilitation clinics with a stroke therapy program or clinics that would like to broaden their stroke presence. This product is marketed and sold directly to rehabilitation clinics for use during the treatment of their patients which is generally reimbursed by commercial and government payors. During the second half of 2019 we expanded our sales and marketing presence in the United States to accelerate product penetration after receiving FDA clearance and CE mark. These efforts were adversely impacted by the COVID-19 pandemic, as clinics and hospitals shifted resources and attention during the pandemic. During 2024, new research was published on the clinical efficacy using ReStore in stroke rehabilitation and we see this technology as a building block for future portfolio development.

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

As of December 31, 2024, and December 31, 2023, we had placed 43 and 42 ReStore units, respectively.

ReBoot Product

We are also in the research stage of ReBoot, a soft exoskeleton for stroke home and community use, and are currently evaluating the reimbursement landscape and the potential clinical impact of this device. This product would be a complementary product to ReStore, and it received Breakthrough Device Designation from the FDA in November 2021. The ReBoot is a lightweight, battery-powered exo-suit intended to assist ambulatory functions in individuals with reduced ankle function related to neurological injuries, such as stroke. The ReBoot is a customizable personalized device intended for home and community use with an estimated market of approximately 400,000 annual stroke patients who require walking assistance after being discharged home. Further investment in the development path of the ReBoot was paused in 2023 pending further determination about the clinical and commercial opportunity of this device and at this time it remains on hold.

Sales and Marketing Activities

With added resources from acquiring AlterG, Inc., we have created a U.S. commercial team that we believe has the capacity and capabilities to support a broad range of physical and neurological rehabilitation products for use in facilities, the home and the community. As part of this integration, we have rebranded our company under the name Lifeward, to emphasize our commitment to pioneering a portfolio of innovative technologies to empower the pursuit of life’s ambitions in the face of physical limitation or disability. For the sake of clarity, we will continue to use the ReWalk name to designate our line of exoskeleton products and the AlterG name to describe our line of Anti-Gravity systems.

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

Outside the U.S., our distribution varies depending on the product and the geographic market. We market our ReWalk Personal Exoskeleton product directly in Germany and primarily through third-party distributors, who maintain the customer relationships, in our other markets. We market our AlterG systems directly in Canada, and in other territories utilize a network of over 40 third-party distributors who generally have exclusivity in their respective geographic territories.

As of December 31, 2024, we had placed 131 ReWalk Rehabilitation Exoskeleton units in use at rehabilitation centers and 689 ReWalk Personal Exoskeleton units in a home or community use, compared to 131 ReWalk Rehabilitation Exoskeleton units and 616 ReWalk Personal Exoskeleton units as of December 31, 2023. We estimate the installed base of AlterG systems is over 6,000 installed units worldwide as of December 31, 2024. With the finalization of the Medicare payment rates for exoskeletons that was effective April 1, 2024, we have begun to aggressively target the eligible Medicare customer base for growth while also continuing to focus on expanding commercial and other reimbursement coverage. Additionally, with our increased direct sales resources and distributor network, we also expect to greater penetrate the base of facilities which could utilize AlterG systems for rehabilitation of their patients.

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

Our principal competitors in the medical exoskeleton market consist of Ekso Bionics (NASDAQ: EKSO), Rex Bionics Pty, Cyberdyne (Tokyo Stock Exchange: 7779), FREE Bionics, DIH (formerly known as Hocoma), Wandercraft, and Bioness (acquired by Bioventus (NASDAQ: BVS)). The competitors’ products may also compete with the ReStore Exo-Suit, as well as manual forms of gait training which do not involve robotic assistive devices.

We believe that our ReWalk Personal Exoskeleton possesses key competitive advantages over these companies’ products, such as our tilt-sensor technology that provides a self-initiated walking experience, six degrees of freedom which enable a more natural gait, faster functional walking speed, the ability to support its own weight, and robust durability in real-world conditions. In addition, ReWalk Personal Exoskeleton is the only medical exoskeleton with FDA and CE clearance for use on stairs and curbs, which greatly improves the ability to use the device in everyday real-world environments.

We believe that our ReStore Exo-Suit device has several competitive advantages over the products of our competitors, including a design that facilitates a natural, functional walking pattern through flexible materials, sensors, and powered plantarflexion as well as dorsiflexion, making it the only solution of its type of which we are aware of that supports such movements, achieving that with a lower cost and weight than rigid exoskeletal devices.

In addition, are aware of a number of academic and early stage research into exoskeletons for various applications. Other medical device or robotics companies, academic and research institutions, or others may develop new technologies or therapies that provide a superior walking experience, are more effective in treating the secondary medical conditions that we target or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments.

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

To date, multiple advocacy groups have issued public endorsements of the ReWalk Personal Exoskeleton, including leading United States-based national organizations such as the United Spinal Association and the Dana and Christopher Reeves Foundation, as well as others. In addition, the National Institute for Health and Care excellence in the United Kingdom (also known as “NICE”) has issued a public announcement regarding the ReStore device.

Services and Customer Support

Our commercial centers of operations in Marlborough, Massachusetts and Berlin, Germany coordinate all customer support and product service functions for North America and Europe, respectively, through dedicated technical service personnel who provide product services and customer support through training to healthcare providers and support to product users.  We also had a commercial location in Fremont, California where we ceased operations as of December 31, 2024.

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

We are working on product design improvements and expanded labeling for the ReWalk Personal Exoskeleton product which we plan to launch following obtaining regulatory clearance and approvals. In the longer term we are conducting research for our next generation exoskeleton with design improvements and advanced robotic technologies such machine vision, AI and sensor fusion as part of the Human Robot Interaction Consortium research program. New medical indications impacting the ability to walk that we may pursue include multiple sclerosis, cerebral palsy, Parkinson’s disease, and elderly assistance.

We are also considering new generations of anti-gravity systems utilizing our DAP technology, including the NEO which was introduced in 2024 as an entry-level and most accessible model of Anti-Gravity™ system to enable increased adoption of Anti-Gravity™ technology across a broader range of clinics and training facilities. Additionally, we are evaluating other applications for DAP technology to create entirely new rehabilitation systems for our facility-based customers.

We conduct our research and development efforts mainly at our facility in Yokneam, Israel. We believe that the close interaction among our research and development and manufacturing groups allows for timely and effective realization of our new product concepts.

Our research and development efforts have been financed, in part, through funding from the Israel Innovation Authority (formerly known as Office of the Chief Scientist in the Israel Ministry of Economy) (the “IIA”). From our inception through December 31, 2024, we received funding totalling $2.8 million from the IIA. For more information regarding our research and development financing arrangements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Grants and Other Funding.”

Research and Development Collaborations

On April 1, 2022, we entered a research and development cooperation agreement with several companies and universities in the Human Robot Interaction (“HRI”) Consortium, part of the IIA’s MAGNET incentive program. This incentive program provides grants for R&D collaboration as part of a consortium comprised of private businesses and leading academic centers. The goals of the HRI consortium are to “develop advanced technologies aimed at providing robots with social capabilities, enabling them to carry out various tasks and effective interactions with different users in diverse operational environments.” The total program has a budget of NIS 57 million, which includes funding for research and development grants to help drive technological innovation. The Consortium is a 3-year program which has allocated NIS 1.745 million to fund ReWalk-specific projects over the first 18-month period of the program. In November 2023, we entered the second 18-month period of the program, the Consortium has allocated NIS 1.336 million to fund ReWalk-specific projects over the second 18-month period. As of December 31, 2024, the Company spent total funds in the amount of NIS 2.903 million. As a member of the HRI Consortium, we collaborate with several universities to develop advanced technologies aimed at improving the human-exoskeleton interaction. This research collaboration with top researchers in the fields of robotics, behavioral sciences and human-computer interaction will seek to make the use of exoskeletons easier and more natural to promote wider adoption of the technology.

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

The Harvard License Agreement contains, as applicable, customary representations and warranties and customary enforcement, indemnification, and insurance provisions. For further discussion of the Collaboration Agreement and Harvard License Agreement, see Note 10 to our consolidated financial statements for the fiscal year ended December 31, 2024 included elsewhere in this annual report.

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

For our ReWalk product line, as of December 31, 2024, we have 12 issued patents in the United States and 24 issued patents outside of the United States, as well as 11 pending patent applications for our technology in the United States, China, and Europe, including one pending international PCT application.  For our patents associated with DAP and other AlterG technology, as of December 31, 2024, we have 28 issued patents in the United States and 9 patents issued outside the United States, as well as 10 pending patent applications for anti-gravity associated technology in the United States.

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
We currently hold a registered trademark in the United States, Europe, Israel, and the United Kingdom, for the mark ReWalk®. We currently hold a registered trademark in United States, Europe and the United Kingdom for the mark ReStore®. We currently hold the trademarks Alter G™ and Anti-Gravity Treadmill™ in the United States, Canada and Japan. The trademark Alter G™ is also held in the United Kingdom and Europe. We currently hold the registered trademark Defy Gravity® in the United States. We also hold a registered trademark for Lifeward® in the Europe, the United Kingdom, and Israel. The application to register the trademark Lifeward™ is pending in the United States.

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

Devices that are intended to be life sustaining or life supporting, devices that are implantable, devices that present a potential unreasonable risk of harm or are of substantial importance in preventing impairment of health, and devices that are not substantially equivalent to a predicate device are placed in Class III and generally require approval of a PMA, unless the device is a pre-amendment device not yet subject to a regulation requiring premarket approval. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FFDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer and can take one year or more.

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
In June 2019, the FDA issued a 510(k) clearance for ReStore, which means that the device can be marketed in the U.S. ReStore is intended to be used to assist ambulatory functions in rehabilitation institutions under the supervision of a trained therapist for people with hemiplegia or hemiparesis due to stroke. ReStore complies with special controls for powered exoskeletons as described above. In order for us to market ReStore and ReWalk, we must comply with both these special controls as well as general controls, including controls related to quality, facility registration, reporting of adverse events and labelling. Failure to comply with the general and special controls could lead to removal of ReStore or ReWalk from the market, which would have a material adverse effect on our business.
In March 2023, we received 510(k) clearance for the ReWalk Personal Exoskeleton with an indication for standing and walking on level surfaces and mild slopes and ascending and descending stairs and curbs.  In June 2024, we submitted a 510(k) premarket notification for the ReWalk 7 Personal Exoskeleton, a next-generation ReWalk model, and the 510(k) is currently pending review by the FDA.
For more information, see “Part I, Item 1A. Risk Factors-Risks Related to Government Regulation-We are subject to extensive governmental regulations relating to the manufacturing, labelling and marketing of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market.”

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

Regulation Outside of the U.S.

In addition to the United States regulations, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. In the E.U., medical devices are regulated by the European Union Medical Devices Regulation (EU) 2017/745 or MDR, which became applicable on May 26, 2021, and replaced the E.U. Medical Devices Directive 93/42/EEC, or MDD. The MDR and its associated guidance documents and harmonized standards, govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration, manufacturing, labeling, claims, distribution, export and import and post-market surveillance, vigilance, and market surveillance.
Before a device can be placed on the market in the E.U., compliance with the MDR requirements must be demonstrated in order to affix the CE mark to the product. The method of assessing conformity varies depending on the class of the product but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system or specific testing of the manufacturer’s product. The Notified Body issues a CE Certificate of Conformity to confirm successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements provided in the MDR. Under transitional provisions provided in the MDR, medical devices that had valid CE Certificates of Conformity issued under the MDD prior to May 26, 2021 and that remained valid (and not withdrawn) on March 20, 2023, can continue to be placed on the EEA market until the end of December 2027 or 2028 (depending on the class of device), provided the device’s manufacturer complies with certain requirements, including that there are no significant changes in the design and intended purpose of the applicable device. After the expiry of any applicable transitional period, only devices that have been CE marked on the basis of the MDR may be placed on the market in the EEA. We comply with the E.U. requirements and have received ta Notified Body Certificate of Conformity under the MDD for our ReWalk systems which are distributed in the E.U. This allows us to continue to apply the CE mark to our products and place them on the market throughout the E.U. during the transition period or until we have completed an appropriate conformity assessment procedure under the MDR.  On August 2024, we submitted our application for the MDR assessment of the ReWalk 7 Personal Exoskeleton, and the submission is currently being reviewed by our Notified Body. The ReStore product was not planned for MDR conformity and accordingly, we had to cease sales of the ReStore in the EU in May 2024.

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

U.S. Anti-Kickback, False Claims and Other Healthcare Fraud and Abuse Laws

In the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal healthcare programs. These laws apply to manufacturers of products, such as us, with respect to our financial relationship with hospitals, physicians and other potential purchasers or acquirers of our products. The U.S. government has published regulations that identify “safe harbors” or exemptions for certain practices from enforcement actions under the federal anti-kickback statute, and we will seek to comply with the safe harbors where possible. The federal anti-kickback law also contains several statutory safe harbor exceptions. To qualify for a safe harbor, the activity must fit squarely within the safe harbor. Arrangements that do not meet a safe harbor are not necessarily illegal but must be evaluated on a case-by-case basis. A person or entity may be found to violate the anti-kickback statute even absent actual knowledge of this statute or specific intent to violate it. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“FCA”).

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

The ACA has been subject to challenges in the courts. In the most recent judicial challenge to the ACA, the U.S. Supreme Court ruled on June 17, 2021 that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year. The Bipartisan Budget Act of 2018 retained the federal budget “sequestration” Medicare payment reductions of 2% and extended it through 2031.  Under the Consolidated Appropriations Acts of 2023 and 2024, the Medicare sequester percentage in FY2032 is scheduled to be 2% from April 1, 2032, through September 30, 2032, and 0% for October 1, 2032 through March 31, 2032 unless congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further legislative and regulatory changes remain possible. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

Environmental Matters

We are subject to various environmental, health and safety laws and regulations, including those governing air emissions, water and wastewater discharges, noise emissions, the use, transport, management and disposal of chemicals and hazardous materials and wastes, the import, export and registration of chemicals, and the cleanup of contaminated sites. Based on information currently available to us, we do not expect environmental or health and safety costs and contingencies to have a material adverse effect on us. The operation of our business and facilities, however, entails risks in these areas. Significant expenditures could be required in the future to comply with environmental or health and safety laws, regulations, or requirements.

In Israel, where our contract manufacturer produces our ReWalk products, businesses storing or using certain hazardous materials (including materials necessary for our manufacturing process) are required, pursuant to the Israeli Dangerous Substances Law, 5753-1993, to obtain a toxin permit from the Ministry of Environmental Protection. In the U.S., where we manufacture our AlterG products in our Fremont, California facility, we do not utilize chemicals which require a toxic materials license. We have a hazardous waste disposal license with the County of Alameda and dispose of our expired and empty containers through a process in accordance with the license.

In the European marketplace, electrical and electronic equipment and its packaging is required to comply with a number of regulatory regimes aimed at ensuring product safety and protecting the environment, including the Directive on Waste Electrical and Electronic Equipment, which aims to prevent waste by encouraging reuse and recycling, and the Directive on Restriction of Use of Certain Hazardous Substances, which restricts the use of ten hazardous substances in electrical and electronic products. Our products and certain components of such products “placed on the market” in the E.U. (whether or not manufactured in the E.U.) are subject to these and other legislative regimes. Additionally, we are required to comply with certain laws, regulations, and directives, including the Toxic Substances Control Act in the United States and the REACH Regulation in the E.U., governing chemicals. These and similar laws and regulations require the testing, reporting, labelling, and registration of certain chemicals we use and ship. We believe we comply in all material respects with applicable environmental and product conformity laws and regulations.

Manufacturing

Our ReWalk exoskeletons, ReStore exo-suits, and AlterG Anti-Gravity systems include off-the-shelf and custom-made components produced to our specifications by various third parties, for technical and cost-effectiveness. We have contracted with Sanmina Corporation (“Sanmina”) and Cirtronics Corporation (“Cirtronics”), each a well-established contract manufacturer with expertise in the medical device industry, for the manufacture by Sanmina of our SCI Products at its facility in Ma’alot, Israel and, starting in January 2025, by Cirtronics of the AlterG product at its facility in Milford, New Hampshire. Each product line is manufactured pursuant to the same applicable set of specifications. We place our manufacturing orders with Sanmina, Cirtronics and other suppliers pursuant to purchase orders or by providing forecasts for future requirements. We may terminate our relationship with Cirtronics through notice at least one year prior to the expiration of the initial term or renewal term of the contract.  We may terminate our relationship with Sanmina or our other suppliers at any time upon written notice. Either we, on the one hand, or either Sanmina or Cirtronics, on the other hand, may terminate the respective relationship in the event of a material breach, subject to a 30-day cure period in the case of Sanmina or a 45-day period in the case of Cirtronics. Each agreement with Sanmina and Cirtronics contains a limitation on liability that applies equally to us and Sanmina and Cirtronics, respectively.

We believe that these contract manufacturing relationships with Sanmina and Cirtronics allow us to operate our business efficiently by focusing our internal efforts on the development and commercialization of our technology and our products and provides us with substantial scale-up capacity. We regularly test quality on-site at each of Sanmina’s and Cirtronics’ facilities and we obtain full quality inspection reports. We maintain a non-disclosure agreement with each of Sanmina and Cirtronics.

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

Suppliers

We have contracted with Sanmina for the sourcing of all components and raw materials necessary for the manufacture of our ReWalk products and with Cirtronics for the sourcing of all components and raw materials for the manufacture of our AlterG products, although there are instances that we purchase raw materials ourselves. Components of our products and raw materials come from suppliers in the United States, Europe, China, Taiwan, and Israel, and we depend on certain of these components and raw materials, including certain electronic parts, for the manufacture of our products. To date, we have not experienced significant volatility in the prices of these components and raw materials. However, during the COVID-19 pandemic several specific parts, mainly electronic parts, experienced temporary price increases which have returned to more normal levels. Such prices are subject to a number of factors, including purchase volumes, general economic conditions, currency exchange rates, industry cycles, production levels, and scarcity of supply.

We believe that each of Sanmina’s and Cirtronics’ facilities, our contracted manufacturing arrangements, and our supply arrangements are sufficient to support our potential capacity needs for the foreseeable future.

Human Capital

Employees

As of December 31, 2024, we had 80 employees (including full-time and hourly employees), of whom 5 were located in the United States, 18 were located in Israel and 10 were located in Europe. The majority of our employees are, and have been, engaged in sales and marketing activities. We do not employ a significant number of temporary or part time employees.

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

Financial Information about Geographic Areas and Significant Customer Information

The following table sets forth the geographical breakdown of our revenue for each of the years ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Revenue based on customer’s location:
United States	14,425	7,636
Europe	9,546	5,044
Asia-Pacific	825	387
Rest of the world	867	787
Total revenue	$25,663	$13,854

Additional discussion of financial information by reportable segment and geographic area and sales in excess of 10% of total revenue to certain of our customers is contained in Note 14 to our consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report.

2024 Recent Developments

•	In March 2025, we announced an agreement for CorLife, to become the exclusive distributor for the ReWalk Personal Exoskeleton for individuals with workers' compensation claims.

•
In March 2025, we expanded our exclusive contract with MYOLYN so that we manage referrals and sales of the MyoCycle Home product for patients that are transitioning from clinical use to home use. This expanded contract builds upon the existing distribution agreement, under which we manage all hospital and clinic-based sales of the MyoCycle Pro product nationwide, as well as home use sales for individuals with Veterans Benefits Administration and workers' compensation benefits.

•
In January 2025, Lifeward completed a registered direct offering priced $2.75 per share for gross proceeds of $5.0 million to fund continuing commercial efforts, working capital, and general corporate purposes.

•
We completed actions to streamline our U.S. operations, including closing two U.S. facilities and reducing our headcount by a cumulative 35% since the AlterG acquisition. The actions are expected to save us approximately $3 million in operating expenses and improve gross margins by approximately two percentage points when the full impact is achieved.

•
We began selling the AlterG product line through our German sales organization, which we expect will result in revenue growth from a more focused sales effort and higher margins with little incremental investment by utilizing our existing sales and support infrastructure in Germany.

•
We completed our near-term plans to refresh our Board of Directors.  Joe Turk replaced Jeff Dykan as chairman following Mr. Dykan’s retirement from the Board. Additionally, the Board added Mike Swinford as a new director and Bob Marshall as a new director and chairman of our audit committee.

•
We formally changed our name to Lifeward Ltd. from ReWalk Robotics Ltd. to complete the rebranding of the Company and reflect our expanded mission to transform the lives of people with physical limitations or disabilities.

•
We successfully launched the latest generation of Differential Air Pressure Anti-Gravity Technology with our new NEO product line. The NEO was engineered with a new design to allow a lower price point to make the technology more accessible to a broader range of customers. Since the introduction of the NEO at the end of June 2024, we have generated orders for approximately 100 units, as the NEO is quickly becoming a growth driver for the AlterG product line.

•
We completed our FDA submission for our 7th generation ReWalk design, which will further enhance use of the system in all aspects of daily life and further establish us as the most advanced personal exoskeleton company in the world.

•	The CMS Home Health Rule and Medicare Pricing achieved by our efforts is in effect with a growing volume of claims approvals and payments from our 2024 Medicare submissions.

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

Risks Related to Our Business and Our Industry
We have concluded that there is substantial doubt as to our ability to continue as a going concern.
As of December 31, 2024, we had an accumulated deficit in the total amount of approximately $264.8 million and anticipate further losses in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations. The financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management concluded that substantial doubt about our ability to continue as a going concern exists as of the date of the issuance of these financial statements. Our auditors also included an explanatory paragraph to their audit opinion relating to our accompanying consolidated financial statements for the fiscal year ended December 31, 2024 regarding the substantial doubt about our ability to continue as a going concern. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. If we become insolvent, investors in our securities may lose the entire value of their investment in our business. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern, and it is not possible for us to predict at this time the potential success of our business.

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

Our business and financial performance depends on worldwide economic conditions and the demand for our products and services in the markets in which we compete. Ongoing economic weakness, including an economic slowdown or recession, uncertainty in markets throughout the world and other adverse economic conditions, including inflation, changes in monetary policy and interest rate fluctuations, have resulted, and may result in the future, in decreased demand for our products and services and increased expenses and difficulty in managing inventory levels and accurately forecasting revenue, gross margin, cash flows and expenses. Ongoing U.S. federal government spending limits may continue to reduce demand for our products and services from organizations that receive funding from the U.S. government and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services.

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
We intend to finance our business by close management of our operating expenses until we reach profitable operation using existing cash on hand, issuances of equity and/or debt securities, and other future public or private issuances of securities, cash exercised of outstanding warrants, or through a combination of the foregoing, though we may also consider additional capital raising alternatives, such as entering into a credit facility, if the foregoing alternatives are not available to us or unavailable on reasonable terms. We had cash and cash equivalents of $6.7 million as of December 31, 2024, and raised approximately $5.0 million in January 2025 through a registered direct offering of our ordinary shares. However, we will need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods.

Raising additional capital in the public markets could also entail certain downsides. Although we are currently eligible to use our Form S-3, we are limited to selling no more than one-third of our unaffiliated market capitalization, or public float, on Form S-3 in a 12-month period unless our public float rises above $75 million. During the twelve-month period ended March 7, 2025, we had sold a total of $5.0 million in offerings pursuant to shelf registration statements which will limit our capacity to sell our ordinary shares under our current shelf registration statement. For more information on our inability to use Form S-3, see “Part II. Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises” below. Additionally, due to these limitations on our use of Form S-3, we may be required to seek other methods for access to capital, such as a registration statement on Form S-1. The preparation of a registration statement on Form S-1 is, and has in the past, been more time-consuming and costly than using Form S-3. We may also conduct fundraising transactions in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of The Nasdaq Stock Market LLC (“Nasdaq”), or other equity raise transactions such as equity lines of credit. In addition to entailing increased capital costs, any such transactions have historically resulted in and could result in substantial dilution of our shareholders’ interests and may also transfer control to a new investor or diminish the value of an investment in our ordinary shares.

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

We may not fully realize the anticipated positive impacts to future financial results from our streamlining efforts.

We began streamlining our U.S. operations, including closing two U.S. facilities to complete the integration following the acquisition of AlterG. As a result of the organizational changes, we reduced our total headcount by greater than 35% since the closing of the AlterG acquisition. Key functions located at the affected facilities were integrated into the operations of the Marlborough, Massachusetts facility, and manufacturing of the AlterG Anti-Gravity Systems was assumed by Cirtronics Corporation, a nationally recognized contract manufacturer specializing in the manufacture of precision medical devices and instrumentation. We estimate that such consolidation will save our company approximately $3 million in operating expenses and improve gross margins when the full impact is achieved, which we expect to contribute to our goal of reducing costs and achieving profitability. Our ability to achieve the anticipated cost savings and other benefits from such streamlining efforts is subject to many estimates and assumptions and may vary materially based on factors such as market conditions and the effect of our streamlining efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We cannot assure that we will fully realize the anticipated positive impacts to future financial results from our current or future streamlining efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such streamlining, and our business, financial condition and results of operations could be materially adversely affected.

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

In addition, we also sell our AlterG products to a distributor in Russia. The current invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization (“NATO”) and Russia. The United States and other NATO member states, as well as non-member states, have announced sanctions against Russia and certain Russian banks, enterprises and individuals. AlterG prior to the acquisition, and Lifeward subsequent to the acquisition, has remained in compliance with these sanctions by obtaining export licenses for each shipment to our distributor that serves Russia. These and any future additional sanctions and any resulting conflict between Russia, the United States and NATO countries could have an adverse impact on our current operations.

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

If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our ordinary shares could be delisted from trading, which would decrease the liquidity of our ordinary shares and our ability to raise additional capital.

In the past, we have received deficiency letters from Nasdaq as a consequence of our failure to satisfy Nasdaq’s continued listing requirements. Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to maintain compliance with the Nasdaq continued listing requirements in the future or regain compliance with respect to any future deficiencies. If we fail to maintain compliance with the applicable continued listing requirements in the future and Nasdaq determines to delist our ordinary shares, the delisting could adversely affect the market price and liquidity of our ordinary shares, reduce our ability to raise additional capital and result in operational challenges and damage to investor relations and market reputation.

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
We are currently engaged in research and development efforts to address the needs of patients with mobility impairments besides paraplegia, such as stroke, and, in the future, we may engage in efforts to address these needs in patients with other conditions such as multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance. In 2019, we commercialized our first product for stroke patients, the ReStore Exo-Suit. We continue to sell the ReStore in the US but ceased sales in the EU in May 2024. For more information, see “Part, Item 1. Business—ReStore Products” above. While our Collaboration Agreement with Harvard for the design, research and develop lightweight exoskeleton system technologies for lower limb disabilities intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications successfully concluded on March 31, 2022, Harvard has licensed to us certain of its intellectual property relating to lightweight exoskeleton system technologies for lower limb disabilities. We are obligated to use commercially reasonable efforts to develop products under the license in accordance with an agreed-upon development plan and to introduce and market such products commercially.

We expect that a portion of our revenue will be derived, in the next few years, from the ReStore Exo-Suit product, other new products utilizing DAP, and, in later years, if we choose to advance the current designs, from other potential new products, such as ReBoot, a home use device for stroke patients, or new products aimed at addressing other medical indications which affect the ability to walk, including multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance. As such, our future results will depend on our ability to successfully develop and commercialize such new products and to penetrate our targeted markets with our existing ReStore product in larger scale than we have done to date. We cannot ensure that we will be able to introduce new products, products currently under development or products contemplated for future development for additional indications in a timely manner, or at all, as it depends on our available resources to fund such projects, as well as our ability to conduct clinical trials and testing. While we received governmental clearance to market our ReStore product on the anticipated timetable in 2019, obtaining clearance for any other products we may develop could be an extensive, costly, and time-consuming process, which could delay any planned commercialization timelines. For more information on the clearance processes for our products, see “Part I, Item 1. Business—Government Regulation” above.

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

While our new products currently under development will share some aspects of the core technology platform of our current products, their design features and components may differ from our current products. Accordingly, these products will also be subject to the risks described in the risk factor immediately below entitled “We rely on sales of our ReWalk Personal Exoskeletons, AlterG Anti-Gravity systems, and ReStore Exo-Suits and related service contracts and extended warranties for our revenue. We may not be able to achieve or maintain market acceptance of our ReWalk, AlterG, or ReStore products, or to generate sufficient revenue from these current and future products to sustain our operations.” To the extent we are unable to successfully develop and commercialize products beyond our existing commercial product portfolio, we will not meet our operating and financial objectives.
We rely on sales of our ReWalk Personal Exoskeletons, AlterG Anti-Gravity systems, and MyoCycle FES cycles and related service contracts and extended warranties for our revenue. We may not be able to achieve or maintain market acceptance of our ReWalk, AlterG, or MyoCycle products or to generate sufficient revenue from these current and future products to sustain our operations.
We currently rely, and expect in the future to rely, on sales of our ReWalk Personal Exoskeletons, AlterG Anti-Gravity systems, MyoCycle FES cycles, and related consumables, services, and extended warranties for our revenue. We began marketing the ReStore lightweight soft exo-suit in 2019 in the United States and the E.U. (following the receipt of FDA clearance and CE mark ) to support mobility for individuals suffering from other lower limb disabilities. We ceased sales of the ReStore in the EU in May 2024. Several factors could negatively affect our ability to achieve and maintain market acceptance of our ReWalk, AlterG, or ReStore systems, which could in turn materially impair our business, financial condition, and operating results, as follows:

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

•
AlterG. The AlterG Anti-Gravity system has broad clinical utility for treating a wide variety of lower extremity conditions where partial displacement of a patient’s weight can enable exercise which facilitates healing and recovery of improved function. The potential of the AlterG Anti-Gravity systems to achieve greater penetration of the addressable market of rehabilitation hospitals, clinics, and sports medicine practices will depend upon the continued expansion of conditions for which clinicians utilize the AlterG and the ability for greater numbers of these facilities to afford the initial capital outlay for these devices. In 2024 we introduced the AlterG NEO, a new, lower-cost AlterG system, which we believe is more affordable for smaller, independent rehabilitation clinics. However, there can be no assurance that the introduction of this product can expand the size of the addressable market or will not reduce the sales of the existing, higher-priced models.

•
ReStore. The ReStore system is designed to provide advantages to stroke rehabilitation clinics and therapists as compared to other traditional therapies and devices by minimizing setup time, improving patients’ clinical results during therapy, supplying real-time analytics to optimize session productivity, and generating ongoing data reports to assist with tracking patient progress Since the ReStore device is currently only indicated for use in the rehabilitative clinical setting, its market reception will depend heavily on our ability to demonstrate to clinics and therapists the systemic and economic benefits of using the ReStore device, its clinical advantage when compared to other devices or manual therapy, the functionality of the device for a significant portion of the patients that they treat and the overall advantages that the device provides to their patients compared to other technologies. Because the ReStore system is only indicated for use in a clinical setting and we received FDA approval and CE mark in 2019 (as discussed above, we are no longer selling the ReStore in the EU), close in time to the start of the COVID-19 pandemic, the overall sales of the system have been lower than originally anticipated, as many healthcare providers and rehabilitation centers have shifted focus from the clinical setting to at-home therapies and are generally less open for introduction of new technologies such as the ReStore.

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

We obtained FDA de novo authorization for our ReWalk Personal Exoskeleton device in June 2014. FDA subsequently cleared 510(k) premarket notifications for modifications to the ReWalk, including for use of the ReWalk on curbs and stairs.  This marketing authorization permits us to market the device for use by individuals with spinal cord injury at levels T7 to L5 and for use by individuals in rehabilitation institutions with spinal cord injury at levels T4 to T6. We obtained FDA clearance for our ReStore system in June 2019. This clearance permits us to market the device to be used to assist ambulatory functions in rehabilitation institutions under supervision of a trained therapist for people with hemiplegia or hemiparesis due to stroke who can ambulate at least 1.5 meters (5 feet) with no more than minimal to moderate levels of assistance.

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

The NSCISC estimates according to its 2024 SCI Data Sheet that there are 305,000 people in the United States living with SCI, with an annual incidence of approximately 18,000 new cases per year. Based on information from the 2023 annual report published by the NSCISC, 40% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5.  Four published ReWalk trials with respect to such eligible SCI patients had an aggregate screening acceptance rate of 50% considering all current FDA limitations, resulting in an estimated 20% of the total population of SCI patients being qualified candidates for current ReWalk products under its medical labeling criteria. There may be other permanent or short-term factors that affect the market size such as the ability to participate in the training program, the ability to use the device in the user’s current home environment as well as available companion support. With regards to our ReStore product for stroke rehabilitation, as the indication of use is currently in rehabilitation clinics our target market is based on the number of current and future clinics who treat stroke patients. Although there are thousands of inpatient, outpatient and rehabilitation clinics providing therapy in the U.S. for example, we currently see that only a limited portion of the clinics have decided to include ReStore in their stroke rehab program. For more information on our expectations regarding these plans, see “—Our future growth and operating results will depend on our ability to develop, receive regulatory clearance for and commercialize new products and penetrate new product and geographic markets” below. For more information regarding the potential market for future products, including our lightweight soft suit exoskeleton, see “Part I, Item 1. Business—ReWalk Personal and ReWalk Rehabilitation Products—Market Opportunity” above.

We cannot assure you that our estimate regarding our current products is accurate or that our estimate regarding future products will remain the same. FDA or CE mark clearance for such products, if received at all, may contain different limitations from the ones the FDA or E.U. has placed on the devices we currently market for paraplegia. If our estimates of our current or future addressable market are incorrect, our business may not develop as we expect, and the price of our securities may suffer.

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

We expect that in the future a significant source of payment for ReWalk systems will be private insurance plans and managed care programs, government programs such as Medicare, the VHA, workers’ compensation plans, and other third-party payors.

In December 2015, the VHA issued a national reimbursement policy for the ReWalk system, which entails the evaluation, training and procurement of ReWalk Personal Exoskeleton systems for all qualifying veterans across the United States. Additionally, in September 2017, BARMER signed a confirmation and letter of agreement regarding the provision of ReWalk systems for all qualifying beneficiaries and the German national social accident insurance provider DGUV indicated that its member payors will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis. In February 2025, we finalized an agreement with BARMER to formalize the reimbursement process for the provision of ReWalk exoskeletons to medically eligible beneficiaries. However, no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among third-party payors in the United States, although reimbursement may be achieved on a case-by-case basis. To date, payments for our products, which are largely for our ReWalk systems, have been made primarily through case-by-case determinations by third-party payors (including several private insurers in the United States), by self-payors and, to a lesser extent, through the use of funds from insurance and/or accident settlements.

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

As described above, in the United States, many private third-party payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. On November 1, 2023, CMS issued Calendar Year 2024 Home Health Prospective Payment System Rule CMS-1780, which explicitly included exoskeletons within a Medicare brace benefit category, effective January 1, 2024. On April 11, 2024, CMS revised its April 2024 DMEPOS Fee Schedule to include a final lump-sum Medicare purchase fee schedule amount for personal exoskeletons (HCPCS code K1007) with an established rate of $91,032.  The final payment determination was made by CMS by applying a “gap filling” process, which was used in light of CMS determining that the code describing the technology has no fee schedule pricing history and that lower extremity exoskeletons incorporate “revolutionary features” that cannot be described by or considered comparable to any other existing code or combination of codes. As part of gap-filling, CMS utilizes verifiable supplier or commercial pricing information and adjusts this pricing information according to a deflation and update factor methodology. In applying this formula to the K1007 code describing the ReWalk Personal Exoskeleton, CMS says that it calculated this final payment amount by averaging pricing information for exoskeleton devices from Lifeward and other manufacturers.

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

When an exoskeleton is used by a paralyzed individual to walk, the individual relies completely on the exoskeleton to hold him or her upright. Between 2013 and 2021, we submitted medical device reports (“MDRs”) to the FDA (and equivalent authorities outside of the United States) relating to reports of falls and fractures of individuals using the ReWalk Personal Exoskeleton system. We conducted a voluntary correction related to certain use instructions in the device’s labeling, which the FDA classified as a Class II recall. The recall was closed in November 2019, and the FDA cleared our 510(k) containing revised instructions for use in May 2020. Since that time, we have submitted seven further MDRs.

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
Additionally, we expect to face significant challenges as we manage and continue to improve our sales and marketing infrastructure and work to retain the individuals who make up those networks. Newly hired sales representatives require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, if we are not able to retain existing and recruit new trainers to our clinical staff, we may not be able to successfully train customers on the use of ReWalk, AlterG, or ReStore systems which could inhibit new sales and harm our reputation. If we are unable to expand our sales, marketing, and training capabilities, we may not be able to effectively commercialize our products, or enhance the strength of our brand, which could have a material adverse effect on our operating results.

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

We depend on third-party suppliers to manufacture our ReWalk and AlterG products and we rely on a limited number of third-party suppliers for certain components of our products.

We have contracted with Sanmina and Cirtronics, each a well-established contract manufacturer with expertise in the medical device industry, for the manufacture of all our ReWalk and ReStore systems and our AlterG products, respectively, and the sourcing of all of our components and raw materials for those products. We may terminate our relationship with Cirtronics through notice at least one year prior to the expiration of the initial term or renewal term of the contract.  We may terminate our relationship with Sanmina at any time upon written notice. Either we, on the one hand, or Sanmina or Cirtronics, on the other hand, may terminate the respective relationship in the event of a material breach, subject to a 30-day cure period in the case of Sanmina or a 45-day period in the case of Cirtronics. For our business strategy to be successful, each of Sanmina and AlterG must be able to manufacture our products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and quality levels, and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of Sanmina or Cirtronics to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, and potentially have the capabilities to manufacture our products in-house, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. Moreover, the failure of either of Sanmina or Cirtronics to comply with applicable regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties.

We also rely on third-party suppliers, many of which contract directly with Sanmina and Cirtronics, to supply certain components of our products, and in some cases, we purchase these components ourselves. Neither Lifeward, Sanmina, nor Cirtronics has long-term supply agreements with most of the suppliers and, in many cases, make purchases on a purchase order basis and our ability to secure adequate quantities of such products may be limited. Suppliers may encounter problems that limit their ability to manufacture components for our products, including financial difficulties or damage to their manufacturing equipment or facilities. If Lifeward, Sanmina, or Cirtronics fails to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed, and our business could suffer.

Our results of operations and liquidity could be adversely impacted by supply chain disruptions and operational challenges faced by our manufacturer or suppliers. Each of Sanmina and Cirtronics generally uses a small number of suppliers for the ReWalk products and the AlterG products, respectively. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality, and delivery schedules. Such risks were heightened in light of the interruptions in supply chains and distribution networks related to the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, several components, mainly electronic parts, experienced price increases. If any one or more of our suppliers ceases to provide sufficient quantities of components in a timely manner or on acceptable terms, we, Sanmina, or Cirtronics would have to seek alternative sources of supply or accept price increase as we saw during the pandemic. It may be difficult to engage additional or replacement suppliers in a timely manner. Failure of these suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. The ability of these suppliers to perform is largely outside of our control. We, Sanmina, or Cirtronics also may have difficulty obtaining similar components from other acceptable suppliers, which could require Sanmina, Cirtronics, or us to cease using the components, seek alternative components or technologies and we could be forced to modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory clearances or approvals. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

Sanmina’s manufacturing and assembly of our ReWalk products pursuant to our specifications is conducted at a single facility in Ma’alot, Israel, and, starting in January 2025, Cirtronics’ manufacturing and assembly of our AlterG products pursuant to our specifications is conducted at a single facility in Milford, New Hampshire. Accordingly, we are highly dependent on the uninterrupted and efficient operation of these facilities. If operations at either of these facilities were to be disrupted as a result of acts of war or terrorism, equipment failures, earthquakes and other natural disasters, fires, accidents, work stoppages, power outages, or other reasons such as a local shutdown as we experienced during the COVID-19 pandemic, our business, financial condition and results of operations could be materially adversely affected. In particular, Sanmina’s facility is located in the north of Israel within range of rockets that have from time to time been fired into the country during armed conflicts with Hezbollah and other armed groups in Lebanon, Syria or other countries in the region. For more information, see the risk factor below entitled “Risks Related to Our Incorporation and Location in Israel - Conditions in Israel, including Israel’s wars against Hamas and other terrorist organizations in the Gaza Strip and against Hezbollah on Israel’s northern border, may materially and adversely affect our business and results of operations.” Although our manufacturing and assembly operations could be transferred elsewhere, either in-house or to alternative Sanmina or Cirtronics facilities, the process of relocating these operations would cause delays in production. Lost sales or increased costs that we may experience during the disruption, or a forced relocation, of operations may not be recoverable under our insurance policies, and longer-term business disruptions could result in a loss of customers. If this were to occur, our business, financial condition and operations could be materially negatively impacted. Additionally, our reliance on Sanmina and Cirtronics as contract manufacturers or any other contract manufacturer makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

There are several other companies developing technology and devices that compete with our products. Our principal competitors in the medical exoskeleton market consist of Ekso Bionics, Rex Bionics, Cyberdyne, FREE Bionics, Wandercraft, and others. These companies have products currently available for institutional use and in some cases personal use. We expect some of such products to become available for personal use in the next few years, especially as we continue to expand coverage by different payors and geographies. In addition, we compete with alternative devices and alternative therapies, including treadmill-based gait therapies, such as those offered by DIH (formerly known as Hocoma), Boost, Aretech, BTL, Reha Technology, and Bioness, which is a unit of Bioventus. Our competitor base may change or expand as we continue to develop and commercialize our soft suit exoskeleton product in the future. These or other medical device or robotics companies, academic and research institutions, or others, may develop new technologies or therapies that provide a superior walking and usage experience, are more effective in treating the secondary medical conditions that we target or are less expensive than ReWalk, AlterG, or ReStore, or future products. Our technologies and products could be rendered obsolete by such developments. We may also compete with other treatments and technologies that address the secondary medical conditions that our products seek to mitigate.

Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, and other resources than we do or may be more successful in attracting potential customers, employees, and strategic partners. In addition, potential customers, such as hospitals and rehabilitation centers, could have long-standing or contractual relationships with competitors or other medical device companies. Potential customers may be reluctant to adopt ReWalk, AlterG, or ReStore, particularly if it competes with or has the potential to compete with or diminish the need/utilization of products or treatments supported through these existing relationships. If we are not able to compete effectively, our business and results of operations will be negatively impacted.

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

We may receive a significant number of warranty claims or our ReWalk, AlterG, or ReStore systems may require significant amounts of service after sale.

Sales of ReWalk systems generally include a five-year warranty for parts and services, other than for normal wear and tear. Some of our active devices were delivered prior to 2019 with a two-year warranty so we provide these customers with the option to purchase an extended warranty for up to an additional three years. Our ReStore product offering includes a two-year warranty for parts and services. The AlterG Anti-Gravity systems are sold with a one-year factory warranty covering parts and services. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated expenditures for parts and services, which could have a material adverse effect on our operating results.

We may not be able to enhance our exoskeleton product offerings through our research and development efforts.
In order to increase our sales and our market share in the exoskeleton market, we are working to enhance and broaden our research and development efforts and product offerings in response to the evolving demands of people with paraplegia, paralysis, other medical conditions and healthcare providers, as well as competitive technologies. We are also currently involved in ongoing research and development efforts directed to the needs of patients with other mobility impairments, such as stroke, and began commercializing our ReStore product for stroke patients in 2019. We continue to market the device in the U.S. (EU sales ceased in May 2024). Depending on our future resources and business focus, we plan to address these needs in patients with other conditions or devices for stroke patients to be used at home, improving our current products, or developing products to address additional medical conditions such as multiple sclerosis, Parkinson’s disease or cerebral palsy and support elderly assistance. We may decide to invest our business development resources in partnerships, licensing agreements, business acquisition and other ways that will provide us new product offerings without significant research and development activities. We may not be successful in developing, obtaining regulatory approval for, or marketing our currently proposed products, or our approved products for additional indications, products proposed to be created in the future or products that will be available for us through business acquisitions. In addition, notwithstanding our market research efforts, our future products may not be accepted by consumers, their caregivers, healthcare providers or third-party payors who reimburse consumers for our products. The success of any proposed product offerings will depend on numerous factors, including our ability to:

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
On May 16, 2016, we entered into the Collaboration Agreement and License Agreement with Harvard. Pursuant to the Collaboration Agreement, we have agreed to collaborate with Harvard for the research, design, development, and commercialization of lightweight exoskeleton system technologies for lower limb disabilities, aimed to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications. The Collaboration Agreement concluded on March 31, 2022. The License Agreement will continue in full force and effect until the expiration of the last-to-expire valid claim of the licensed patents. For more information on the collaboration with Harvard, see “Part I. Item 1. Business - Research and Development - Research and Development Collaboration.”

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

However, achieving Breakthrough Device Designation status does not guarantee regulatory clearance or approval or a speedier clearance or approval timeline. We have not yet submitted a premarket submission to the FDA or any foreign regulatory agency for clearance or other marketing authorization of ReBoot. Further investment in the development path of the ReBoot was paused in 2023 pending determination regarding the clinical and commercial opportunity of this device and it remains indefinitely on hold.

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

We expect that changes or additions to the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2% per fiscal year. The Bipartisan Budget Act of 2018 retained the federal budget “sequestration” Medicare payment reductions of 2% and extended it through 2031. Under the Consolidated Appropriations Acts of 2023 and 2024, the Medicare sequester percentage in FY2032 is scheduled to be 2% from April 1, 2032, through September 30, 2032, and 0% for October 1, 2032, through March 31, 2032, unless congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The 2022 Inflation Reduction Act, among other things, directs CMS to engage in price-capped negotiation for certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation, and redesigns the Part D drug benefit, effective in 2025.

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

Our marketing and promotional materials are subject to FDA scrutiny to ensure that the device is being marketed in compliance with these requirements. If the FDA investigates our marketing and promotional materials and finds that any of our current or future commercial products were being marketed for unapproved or uncleared uses or in a false or misleading manner, we could be subject to FDA enforcement or enforcement from other government agencies, and/or false advertising consumer lawsuits, each of which could have a material adverse effect on our business.

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

In the E.U. we are subject to regulations and standards regulating the design, manufacture, clinical trials, labeling and adverse event (i.e., vigilance) reporting for medical devices. The Medical Devices Regulation (EU) 2017/745 (MDR) became fully applicable on May 26, 2021, repealing and replacing the pre-existing E.U. Medical Devices Directive 93/42/EEC. Devices that comply with the requirements of the MDR, subject to certain transitional provisions that allow continued compliance of certain products to the Directive, are entitled to bear the CE mark, indicating that the device conforms to the essential requirements of the MDR and, accordingly, can be commercially distributed throughout the European Economic Area (i.e., the E.U. Member States plus Norway, Iceland, and Lichtenstein). We comply with the E.U. requirements and have received the CE mark for all of our ReWalk systems including the ReStore device which are distributed in the E.U. As compared with the Directive, the MDR includes additional premarket and post-market requirements, as well as potential product reclassifications and more stringent commercialization requirements that could adversely affect our CE mark. Failure to comply with these new requirements could lead to substantial penalties, including fines, revocation or suspension of CE mark and criminal sanctions. Because the ReStore was not planned for MDR conformity, we ceased sales of the ReStore in the EU in May 2024.

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
We and our manufacturers, Sanmina and Cirtronics, are required to comply with the FDA’s QSR which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of our products. In February 2024, the FDA issued the Quality Management System Regulation Final Rule to amend the QSR, incorporating by reference the international standard for medical device quality management systems set by the International Organization for Standardization (ISO), ISO 13485:2016. The rule will become effective on February 2, 2026. Until then, manufacturers are required to comply with the QSR. We, Sanmina, Cirtronics and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we or our distributors market our products abroad. We actively maintain compliance with the FDA’s QSR, and the European Union’s Quality Management Systems requirements, ISO 13485:2016. We continue to monitor our quality management to maintain our overall level of compliance. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. If our facilities or those of Sanmina of Cirtronics or our suppliers are found to be in violation of applicable laws and regulations, or if we, Sanmina, Cirtronics or our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

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

The FCPA applies to U.S. companies, including companies like ours that are issuers of a class of securities registered under the Exchange Act. The FCPA and other global and local anti-bribery laws which apply to various aspects of our operations generally prohibit companies and their directors, officers, employees, agents, and other intermediaries from, directly or indirectly, authorizing, promising, offering, providing, or making improper payments or giving anything else of value to government officials for the purpose of obtaining or retaining an unfair business advantage. The FCPA also requires issuers to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. In various jurisdictions, our operations require us and third parties acting on our behalf to routinely interact with government officials, including medical personnel who may be considered government officials for purposes of these laws because they are employees of state-owned or controlled facilities. Other applicable anti-bribery laws, including the U. K. Bribery Act, also prohibit improper payments to private parties and prohibit the receipt of improper payments. Our policies mandate compliance with applicable anti-bribery laws and prohibit our employees and third parties we engage from offering, making or receiving corrupt payments. We have also implemented a robust anti-corruption program to mitigate the risk of violations of anti-bribery laws relating to our international operations.  However, our program cannot eliminate all risk that unauthorized improper acts have been or will be committed by our employees or agents. Violations of anti-bribery laws, or allegations of such violations, could result in civil or criminal sanctions or other adverse consequences, including disruption of our business and harming our financial condition, results of operations, cash flows and reputation.
If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.
There are a number of federal, state and foreign laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services, or HHS, promulgated patient privacy rules under HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Additionally, the E.U. General Data Protection Regulation (the “EU GDPR”) and the E.U. Member State laws, imposes more stringent data protection requirements and provides for penalties for noncompliance. Additionally, if we or any of our service providers are found to be in violation of the promulgated patient privacy rules under HIPAA or the EU GDPR and E.U. Member State laws, we could be subject to civil or criminal penalties, which could be substantial and could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results.
A number of U.S. states have also enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Several states have also enacted comprehensive consumer privacy laws that regulate controllers’ processing of consumers’ personal data, including the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020 and, among other things, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA was amended by the California Privacy Rights Act which, as of January 1, 2023, has significantly modified the CCPA, including by expanding consumers’ rights with respect to certain categories of sensitive personal information.
Similar laws have been passed in numerous other states. Other states have proposed new privacy laws which, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically.
We will continue to monitor and assess the impact of state law developments, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there are discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject to, if enacted.

Our operations may also be subject to European data privacy laws, regulations and guidelines. The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the EEA and UK, including personal health data, is subject to the EU GDPR, with respect to the EEA and the UK General Data Protection Regulation and UK Data Protection Act 2018 with respect to the UK, or UK GDPR, and collectively with the EU GDPR referred to as the “GDPR” in this document unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal information, including requirements relating to processing of special categories of personal information (such as health data), relying on a legal basis or condition for processing personal information, where required obtaining consent of the individuals to whom the personal information relates, providing information to individuals regarding data processing activities, conducting privacy impact assessments for “high risk” processing, implementing safeguards to protect the security and confidentiality of personal information, implementing limitations on the retention of personal information, providing mandatory notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal information to countries outside the EEA and UK to non-adequate territories, including the United States in certain circumstances unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal information. Failure to comply with the GDPR, and any supplemental EEA Member State or UK national data protection laws which may apply by virtue of the location of the individuals whose personal information we collect, may result in substantial penalties, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenues for the preceding financial year, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increases our responsibility and liability in relation to personal information that we process where such processing is subject to the GDPR, and requires us to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
Furthermore, in the EEA, the NIS 2 Directive (“NIS 2”) is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organisations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organisations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organisations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change and may require substantial costs to monitor and implement compliance with any additional requirements. Failure, or perceived failure, to comply with U.S. or international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation, including class action privacy litigation in certain jurisdictions, and/or adverse publicity. which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. All of the above could negatively affect our financial condition, operating results and business.

Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes. Use of this technology presents risks and challenges that could affect our business. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain such systems to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain artificial intelligence technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.

Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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
We have entered into agreements with third parties for hardware, software, telecommunications, and other information technology services in connection with the operation of our business. It is possible we or a third party that we rely on could incur interruptions from a loss of communications, hardware or software failures, a cybersecurity attack, data breach or an incident relating to our IT systems or technology, ransomware, phishing attacks, computer viruses or malware. We believe that we have positive relations with our vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or to our information systems or any of those operated by a third party that we rely on could significantly disrupt our business operations.
In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile cybersecurity incidents and data breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems, and to fraudulently induce employees, customers, or others to disclosure information or unwittingly provide access to systems or data. A cyberattack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers, including technical support for our ReWalk devices. While we have certain cybersecurity safeguards in place designed to protect and preserve the integrity of our information technology systems, we have experienced and expect to continue to experience actual or attempted cyberattacks of our IT systems or networks. However, none of these actual or attempted cyberattacks has had a material effect on our operations, business strategy, or financial condition. Although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach.

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
We rely on trademark protection to distinguish our products from the products of our competitors. We currently hold a registered trademark in the United States, Europe, Israel, and the United Kingdom, for the mark ReWalk®. We currently hold a registered trademark in United States, Europe and the United Kingdom for the mark ReStore®. We currently hold the trademarks Alter G™ and Anti-Gravity Treadmill™ in the United States, Canada, and . The trademark Alter G™ is also held in the United Kingdom and Europe. We currently hold the registered trademark Defy Gravity® in the United States. We also hold a registered trademark for Lifeward® in Europe, the United Kingdom, and Israel. The application to register the trademark Lifeward™ is pending in the United States. In jurisdictions where we have not registered our trademark and are using it, and as permitted by applicable local law, we rely on common law trademark protection. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

As of March 7, 2025, 4,288,801 ordinary shares were issuable pursuant to the exercise of warrants, with exercise prices ranging from $2.75 to $32.05 per warrant, issued in private and registered offerings of ordinary shares and warrants in July 2020, December 2020, February 2021, September 2021 and January 2025. We have registered with the SEC all of these warrants and/or the resale of the shares issuable upon their exercise. There were also 953 ordinary shares issuable pursuant to the exercise of warrants granted to Kreos Capital V (Expert Fund) Limited (“Kreos”), in connection with the loan agreement we signed with Kreos on December 30, 2015 (the “Loan Agreement”) in January and December 2016, with an exercise price that is set to $52.50 per warrant. For more information, “Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises”, below.

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

We have historically used, and continue to use, our ordinary shares as a means of both rewarding our employees, non-employee directors, and consultants and aligning their interests with those of our shareholders. As of August 19, 2024, we could not grant any awards under our 2014 Incentive Compensation Plan, as amended. As of December 31, 2024, 331,816 ordinary shares were subject to outstanding awards (consisting of outstanding options to purchase 4,573 ordinary shares and 327,243 ordinary shares underlying unvested RSUs). For more information, see Note 9b to our consolidated financial statements for the year ended December 31, 2024, below.

Additionally, to the extent registered on a Form S-8, ordinary shares granted or issued under our equity incentive plans will, subject to vesting provisions, lock-up restrictions, and Rule 144 volume limitations applicable to our “affiliates,” be available for sale in the open market immediately upon registration. Further, as of December 31, 2024, there were 2,380,701 ordinary shares underlying issued and outstanding warrants, which if exercised for ordinary shares, could decrease the net tangible book value of our ordinary shares and cause dilution to our existing shareholders. Sales of a substantial number of the above-mentioned ordinary shares in the public market could result in a significant decrease in the market price of our ordinary shares and have a material adverse effect on an investment in our ordinary shares.

If we are unable to offer our key management personnel long-term incentive compensation, including options, and restricted stock units, as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.

As previously disclosed, in connection with our 2024 Annual Meeting of Shareholders (the “2024 Annual Meeting”), our proposal to adopt a new equity incentive plan did not receive the requisite shareholder approval. Further, we intended to hold an Extraordinary General Meeting of Shareholders in January 2025 to adopt a new equity incentive plan. However, we ultimately cancelled such meeting. We intend to present a proposal for a new equity plan at a subsequent meeting in 2025, but no assurances can be made that such proposal will receive the requisite shareholder approval.  If we are limited in our ability to grant equity compensation awards, we will need to explore offering other compelling alternatives to supplement our compensation, including long-term cash compensation plans or significantly increased short-term cash compensation, in order to continue to attract and retain key management personnel. If we used these alternatives to long-term equity awards, our compensation costs could increase and our financial performance could be adversely affected. If we are unable to offer key management personnel long-term incentive compensation, including stock options or restricted stock units, as part of their total compensation package, we may have difficulty attracting and retaining such personnel, which would adversely affect our operations and financial performance.

If we do not meet the expectations of equity research analysts, if any, if the equity analysts following our business do not continue to publish research or reports about our business, or if the analyst issues unfavorable commentary or a downgrade of the rating on our ordinary shares, the price of our ordinary shares could decline. Additionally, we may fail to meet publicly announced financial guidance or other expectations about our business, which could cause our ordinary shares to decline in value.

There are currently three equity analysts publishing research reports about our business, and we are currently seeking to attract additional coverage. If our results of operations are below the analysts’ consensus financial estimates, our share price could decline. Moreover, the price of our ordinary shares could decline if one or more securities analysts downgrade the rating on our ordinary shares or if analysts issue other unfavourable commentary or stop publishing research or reports about us or our business (as has occurred over time, with a decrease in the number of analysts following us from five in 2014 to one in 2022). Given that there are only three analysts that currently cover our business, we face an increased risk that the evaluation of our business by any one of the analysts, if less than positive, will cause a larger decline in our stock price than would otherwise be the case if we had a greater number of analysts covering our business.

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

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which allows us to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we may continue to use reduced compensation disclosure obligations, and, provided we are also a “non-accelerated filer,” we will not be obligated to follow the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain a smaller reporting company until the last day of the fiscal year in which we have at least $100 million in revenue and at least $700 million in aggregate market value of ordinary shares held by non-affiliated persons and entities (known as “public float”), or, alternatively, if our revenue exceed $100 million, until the last day of the fiscal year in which our public float was at least $250.0 million (in each case, with respect to public float, as measured as of the last business day of the second quarter of such fiscal year).  For the year ended December 31, 2024, we recorded revenue of approximately $25.7 million.

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

Based on our gross income and assets, the market price of our ordinary shares, and the nature of our business, we believe that we were not a PFIC for the taxable year ended December 31, 2024. However, this determination is subject to uncertainty. In addition, there is a significant risk that we may be a PFIC for future taxable years, unless the market price of our ordinary shares increases, or we reduce the amount of cash and other passive assets we hold relative to the amount of non-passive assets we hold. Accordingly, no assurances can be made regarding our PFIC status in one or more subsequent years, and we express no opinion with respect to our PFIC status in the taxable year ended December 31, 2024, or the current year 2025, and also expresses no opinion with respect to our predictions or past determinations regarding our PFIC status in the past or in the future.

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

Risks Related to Our Incorporation and Location in Israel
Conditions in Israel, including Israel's wars against Hamas and other terrorist organizations in the Gaza Strip and against Hezbollah on Israel's northern border, may materially and adversely affect our business and results of operations.
             We are incorporated under the laws of the State of Israel, and certain of our facilities, primarily of the operations, quality, and R&D functions of the legacy ReWalk business and some finance functions, are located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region directly affect our business and operations and could materially and adversely affect our ability to continue to operate from Israel. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Terrorism and violence within Israel or the outbreak of conflicts between Israel and its neighbors, including the Palestinians, Iran, and terrorist organizations operating in the region, may adversely affect our business, operations, or personnel. Most recently, on October 7, 2023, Hamas, a terrorist organization primarily based in the Gaza Strip, launched a series of attacks on Israel. As a result of such attacks, on October 8, 2023, Israel officially declared a state of war. Israel called up substantial numbers of reservists and responded with extensive aerial attacks and a broad ground attack on terrorist targets in Gaza. The hostilities continued until a ceasefire between the sides took effect in mid-January 2025, but there is no certainty that this ceasefire will be sustained.
             Following the attack by Hamas on Israel’s southern border, Hezbollah, a terrorist organization based primarily in Lebanon, also launched missile, rocket, and shooting attacks against Israeli military sites, troops, and civilian areas in northern Israel. In response to these attacks, the Israeli army initially carried out targeted strikes on Hezbollah in southern Lebanon and targets in Syria, followed by a ground incursion into southern Lebanon beginning in late September 2024. A ceasefire between Israel and Hezbollah came into effect in late November 2024, but there is no certainty that this ceasefire will be sustained.
              Iran also joined the hostilities with several significant missile attacks against Israel, and the Houthis, a terrorist organization based in Yemen, fired missiles at Israel and sent unmanned aerial vehicles carrying explosives to Israel. Terrorist groups have also attacked U.S. military targets in the Middle East. These clashes may escalate into a greater regional conflict.
             Although the current conflict in Israel has not materially impacted our business or operations as of the date of this Annual Report, the conflict is rapidly evolving and developing and it is not possible to predict its long-term consequences, which could include further regional instability, geopolitical shifts and adverse effects on trade between Israel and its trading partners, macroeconomic conditions, security conditions and financial markets. Any escalation and expansion of this conflict could have a negative impact on both global and regional conditions and may adversely affect our business, financial condition and results of operations. Additionally, in the event that our facilities in northern Israel are damaged as a result of hostile action or that hostilities otherwise disrupt the ongoing operation of our facilities, our ability to continue our operations could be materially adversely affected.
Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies as a result of hostilities in Israel or political instability in the region. In addition, prior to the terrorist attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. These political events and policies, or a significant downturn in the economic or financial condition of Israel, could materially and adversely affect our operations and product development.
Many of our employees and independent contractors who reside in Israel are required to perform military reserve duty, which may disrupt their work for us.
Approximately 23% of our employees are located in Israel. Many of our employees and independent contractors in Israel may be called upon to perform several days of military reserve duty annually until they reach the age of 40 (and in some cases, depending on their military duties up to the age of 45 or even 49) and, in emergency circumstances, could be called to immediate and unlimited active duty (subject to approval by the Israeli government). Although to date none of our Israeli employees have been mobilized for emergency military service, we cannot predict whether there will be further mobilization of reservists and any further mobilization could further impact our employees, including employees who serve in critical roles in our company, which materially and adversely affect our business, financial condition and results of operations.

Our technology development and quality headquarters and the manufacturing facility for our ReWalk products are located in Israel and, therefore, our results may be adversely affected by economic restrictions imposed on, and political and military instability in, Israel.

Our technology development and quality headquarters, which houses substantially all of our research and development and our core research and development team, including engineers, machinists, and quality and regulatory personnel, as well as the facility of our contract manufacturer, Sanmina, are located in Israel. Many of our employees, directors and officers are residents of Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, Hamas, Hezbollah and other armed groups. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could materially and adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. In particular, an interruption of operations at the Tel Aviv airport related to the conflict in the Gaza Strip or otherwise could prevent or delay shipments of our components or products. Although we maintain inventory in the United States and Germany, an extended interruption could materially and adversely affect our business, financial condition, and results of operations.

Recent political uprisings, social unrest, and violence in various countries in the Middle East and North Africa, including Israel’s neighbors Syria and Lebanon, are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries and has raised concerns regarding security in the region and the potential for armed conflict. Our commercial insurance covers some, but not all, losses that may occur as a result of an event associated with the security situation in the Middle East. Any losses or damages incurred by us could have a material adverse effect on our business. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among parties hostile to Israel in areas that border Israel, such as Hamas in Gaza and Hezbollah in Lebanon. Any armed conflicts, terrorist activities or political instability in the region could materially and adversely affect our business, financial condition, and results of operations.

Our operations and the operations of our contract manufacturer, Sanmina, may be disrupted as a result of the obligation of Israeli citizens to perform military service.

Many Israeli citizens are obligated to perform one month, and in some cases more, of annual military reserve duty until they reach the age of 45 (or older, for reservists with certain occupations) and, in the event of a military conflict, may be called to active duty. In response to terrorist activity, there have been periods of significant call-ups of military reservists. Some of our executive officers and employees, as well as those of Sanmina, the manufacturer of all of our ReWalk products, are required to perform annual military reserve duty in Israel and may be called to active duty at any time under emergency circumstances. As described in the risk factor above entitled “Conditions in Israel, including Israel’s wars against Hamas and other terrorist organizations in the Gaza Strip and against Hezbollah on Israel’s northern border, may materially and adversely affect our business and results of operations,” in response to the attacks by Hamas and Hezbollah on Israel in October 2023 Israel has called up substantial numbers of reservists. Although to date these call-ups have not had a material impact on our operations or on Sanmina’s ability to manufacture our products, we cannot predict whether there will be further mobilization of reservists and our operations and the operations of Sanmina could be disrupted by such call-ups.

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
From our inception through December 31, 2024, we received a total of $2.8 million from the IIA. We may in the future apply to receive additional grants from the IIA to support our research and development activities. With respect to some grants that were royalty-bearing grants, we are committed to paying royalties at a rate of 3.0% on sales proceeds up to the total amount of grants received, linked to the dollar, and bearing interest at an annual rate of SOFRPR applicable to dollar deposits. Even after payment in full of these amounts, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research, Development and Technological Innovation Law, 1984, or the R&D Law, and related regulations, with respect to those past grants. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and of the manufacturing or manufacturing rights of such products, technologies, or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approvals at all.

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

Furthermore, Israeli tax considerations may make potential transactions unappealing to us or to our shareholders whose country of residence does not have a tax treaty with Israel exempting such shareholders from Israeli tax. For example, Israeli tax law does not recognize tax-free share exchanges to the same extent as U.S. tax law. With respect to mergers involving an exchange of shares, Israeli tax law allows for tax deferral in certain circumstances but makes the deferral contingent on the fulfilment of a number of conditions, including, in some cases, a holding period of two years from the date of the transaction during which sales and dispositions of shares of the participating companies are subject to certain restrictions. Moreover, with respect to certain share swap transactions, the tax deferral is limited in time, and when such time expires, the tax becomes payable even if no disposition of the shares has occurred. These and other similar provisions could delay, prevent or impede an acquisition of us or our merger with another company, even if such an acquisition or merger would be beneficial to us or to our shareholders.

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

For example, in connection with our 2024 Annual Meeting, we received an email from counsel to Creative Value Capital Limited Partnership, which claims to be a beneficial shareholder of our company (the “Shareholder”), demanding that we add to the agenda of the 2024 Annual Meeting the election of two candidates proposed by the Shareholder for our Board of Directors (the “Purported Agenda Supplement Notice”). We determined that the Purported Agenda Supplement Notice was invalid, as the Shareholder failed to demonstrate that it owns at least 5% of our outstanding voting power, as required by the applicable regulations in order to nominate a candidate for director and accordingly, we rejected such Purported Agenda Supplement Notice on those grounds as well as others. As a result, the Shareholder filed a legal action in the Nazareth District Court (the “Court”) seeking a judgment ordering us to add to the agenda of the 2024 Annual Meeting a proposal relating to the election of the Shareholder’s two candidates for our Board of Directors. On August 26, 2024, the Court held a hearing on this matter and dismissed the Shareholder’s motion with prejudice. Also, in connection with our 2022 Annual General Meeting of Shareholders, the Shareholder nominated two candidates for election to our board of directors and submitted two additional proposals (including amendments to our Articles of Association) for approval at the meeting. Although none of CVC’s proposals were approved at the meeting, addressing and responding to such proposals was significantly costly and time-consuming, and diverted the attention of our management and employees.

Responding to these types of actions by activist shareholders is costly and time-consuming and may disrupt our operations and divert the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board of Directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

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
We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the U.S. dollar. For example, while the NIS devalued against the U.S. dollar at a rate of approximately 0.6%, 3.1% and 4% during the fiscal year 2024, 2023 and 2022, respectively. The Israeli annual rate of inflation amounted to 3.2%, 2.96% and 5.3% for the years ended December 31, 2024, 2023 and 2022, respectively.

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

We are subject to a complex system of laws and regulations related to international trade, including economic sanctions and export control laws and regulations. We also depend on our distributors and agents for compliance and adherence to local laws and regulations in the markets in which they operate. Significant political or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the presidential administration in the United States or the U.K.’s exit from the E.U., are difficult to predict and may have a material adverse effect on us. For example, in the United States, the prior Trump administration imposed tariffs on imports from China, Mexico, Canada, and other countries, and expressed support for greater restrictions on free trade and increase tariffs on goods imported into the United States. Changes in U.S. political, regulatory, and economic conditions or in its policies governing international trade and foreign manufacturing and investment in the United States could adversely affect our sales in the United States.

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

During our 2024 taxable year, we believe that we had one shareholder that was a Ten Percent Shareholder for U.S. federal income tax purposes. However, our CFC status for the taxable year ending on December 31, 2024, and our current taxable year is unknown, and we may be a CFC for the taxable year ending on December 31, 2025, our current taxable year or a following year. In addition, recent changes to the attribution rules relation to the determination of CFC status may make it difficult to determine our CFC status for any taxable year or the CFC status of any of our subsidiaries. U.S. holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a passive foreign investment company, or PFIC, we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

Development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, in 2018 and 2019 the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical FDA, SEC, and other government employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. If a prolonged government shutdown or budget sequestration occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets, such as through the declaration of effectiveness of registration statements and obtain necessary capital in order to properly capitalize and continue our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We rely on information systems and the data stored on them to conduct our operations. We have adopted and maintain a cybersecurity risk management program in accordance with our risk profile and business that is informed by and incorporates elements of industry standards.

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

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, from time to time we and our third-party vendors have experienced threats and security incidents that could affect our information or systems. For more information, please see the section entitled “Risk Factors - Risks Related to Our Intellectual Property and Information Technology” in this Annual Report on Form 10-K.

Governance

Our audit committee, which reports directly to the board of directors, is responsible for overseeing our cybersecurity risk management program. The audit committee receives periodic updates on cybersecurity risks, mitigation strategies, and, in the event of a cybersecurity incident, incident response strategies from our Chief Financial Officer. The audit committee updates the full board of directors on matters relating to cybersecurity risk management and critical cybersecurity risks as appropriate.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located in Yokneam, Israel, our U.S. headquarters are located in Marlborough, Massachusetts and our European headquarters are located in Berlin, Germany.

 We also have an office in Fremont, California where operations ceased as of December 31, 2024.

All of our facilities are leased, and we do not own any real property. The table below sets forth details of the square footage of our current leased properties, all of which are utilized. We have no material tangible fixed assets apart from the properties described below.

Square feet (approximate)
Fremont, California	40,320
Marlborough, Massachusetts	11,850
Yokneam, Israel	11,500
Berlin, Germany	950
Total	64,620

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

Where we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for any potential litigation loss. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defences and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity, or financial condition.

For information regarding legal proceedings, see Note 8 “Commitments and Contingent Liabilities” in the notes to our audited consolidated financial statements included in this annual report, which discussion we incorporate by reference into this Item.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares began trading publicly on The Nasdaq Global Market on September 12, 2014, under the symbol “RWLK” and were transferred for listing on The Nasdaq Capital Market effective May 25, 2017. In January 2024, the symbol for our ordinary shares was changed to “LFWD”. As of March 6, 2025, we had approximately 32,492 shareholders of record.

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

Individuals who are subject to tax in Israel are also subject to an additional tax at the rate of 5% on annual income exceeding a certain threshold (NIS 721,560 for 2025, linked to the annual change in the Israeli Consumer Price Index), including, but not limited to, income derived from dividends, interest, and capital gains.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this annual report. This discussion contains forward-looking statements that are based on our management’s current expectations, estimates and projections for our business, which are subject to a number of risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Part I. Item 1A. Risk Factors.”

Overview

We are a medical device company that designs, develops, and commercializes life-changing solutions that span the continuum of care in physical rehabilitation and recovery, delivering proven functional and health benefits in clinical settings as well as in the home and community. Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury (“SCI”) the ability to stand and walk again during everyday activities at home or in the community. In March 2023, we received clearance of our premarket notification (“510(k)”) from the U.S. Food and Drug Administration (“FDA”) for the ReWalk Personal Exoskeleton with stair and curb functionality, which adds usage on stairs and curbs to the indication for use for the device in the U.S. The clearance permits U.S. customers to participate in more walking activities in real-world environments in their daily lives where stairs or curbs may have previously limited them when using the exoskeleton for its intended, FDA-indicated uses. This feature has been available in Europe since initial CE Clearance, and real-world data from a cohort of 47 European users throughout a period of over seven years consisting of over 18,000 stair steps was collected to demonstrate the safety and efficacy of this feature and support the FDA submission. In June 2024, we submitted to the FDA a 510(k) premarket notification for ReWalk 7 Personal Exoskeleton device, a next-generation ReWalk model, and such 510(k) is pending FDA review.

We have sought to expand our product offerings beyond the SCI Products through internal development, distribution agreements, and acquisitions. We have developed our ReStore Exo-Suit device, which we began commercializing in June 2019 (we ceased sales in the EU in May 2024). The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. In the second quarter of 2020, we finalized and moved to implement two separate agreements to distribute additional product lines in the United States, one of which we later discontinued. We are the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to U.S. veterans through the Veterans Health Administration (“VHA”) hospitals.
In August 2023, we made our first acquisition to supplement our internal growth when we acquired AlterG, a leading provider of Anti-Gravity systems for use in physical and neurological rehabilitation. We paid a cash purchase price of approximately $19 million at closing and additional cash earnout payments may be paid based upon a percentage of AlterG’s revenue growth over the two years following the closing. The AlterG Anti-Gravity systems use patented, National Aeronautics and Space Administration (“NASA”) derived differential air pressure (“DAP”) technology to reduce the effects of gravity and allow patients to rehabilitate with finely calibrated support and reduced pain. AlterG Anti-Gravity systems are utilized in over 4,000 facilities globally in more than 40 countries. We will continue to evaluate other products for distribution or acquisition that can broaden our product offerings further to help individuals with neurological injury and disability.
In March 2025, we announced an agreement to increase our penetration of SCI Products into the workers’ compensation market in which CorLife, LLC., a Delaware limited liability company (“CorLife”) and a division of Numotion, the nation’s leading and largest provider of products and services that provide mobility, health and personal independence. Pursuant to the agreement, CorLife became the exclusive distributor for the ReWalk Personal Exoskeleton for individuals with workers’ compensation claims. The agreement leverages CorLife’s extensive network of credentialed providers and experts to include the ReWalk Personal Exoskeleton among the services and equipment they provide to thousands of injured workers each year. Under the agreement, the CorLife reimbursement team manages all workers’ compensation claims submissions for the ReWalk Personal Exoskeleton. We believe this agreement will build awareness of the benefits of the ReWalk Personal Exoskeleton among individuals with workers’ compensation coverage and gain us access to the resources of CorLife to facilitate efficient processing of claims.

We are in the research stage of ReBoot, a personal soft exo-suit for home and community use by individuals post-stroke, and we are currently evaluating the reimbursement landscape and the potential clinical impact of this device. This product would be a complementary product to ReStore as it provides active assistance to the ankle during plantar flexion and dorsiflexion for gait and mobility improvement in the home environment, and it received Breakthrough Device Designation from the FDA in November 2021. Further investment in the development path of the ReBoot was paused in 2023 pending determination regarding the clinical and commercial opportunity of this device and at this time it remains on hold.

Our principal markets are primarily in the United States and Europe with some lesser sales in Asia, the Middle East and South America. We sell our products primarily directly in the United States, through a combination of direct sales and distributors (depending on the product line) in Germany and Canada, and primarily through distributors in other markets. In markets where we sell direct to consumers, we have established relationships with clinics and rehabilitation centers, professional and college sports teams, and individuals and organizations in the SCI community, and in markets where we do not sell direct to consumers, our distributors maintain these relationships. We have primary offices in Yokneam, Israel, Marlborough, Massachusetts, and Berlin, Germany. We also had offices in Fremont, California and Queens, New York where we ceased operations as of December 31, 2024.

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

We have also been pursuing updates with the CMS to clarify the Medicare coverage category (i.e., benefit category) applicable for personal exoskeletons. In 2022, the National Spinal Cord Injury Statistical Center (“NSCISC”), which maintains the world’s largest database on spinal cord injury research, reported that CMS is the primary payor for approximately 57% of the SCI population which are at least five years post their injury date, with Medicare representing a majority of this percentage. In July 2020, following a successful submission and hearing process, a code was issued for ReWalk Personal Exoskeleton, which may be used for purposes of claim submission to Medicare, Medicaid, and other payors.

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
In Germany, we continue to make progress toward achieving coverage from the various government, private and worker’s compensation payors for our SCI products. In September 2017, each of German insurer BARMER GEK (“BARMER”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung (“DGUV”) indicated that they will provide coverage to users who meet certain inclusion and exclusion criteria. In February 2018, the head office of German Statutory Health Insurance (“SHI”) Spitzenverband (“GKV”) confirmed its decision to list the ReWalk Personal Exoskeleton system in the German Medical Device Directory. This decision means that ReWalk is listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. During the year 2020 and 2021, we announced several new agreements with German SHIs, including TK and DAK Gesundheit, as well as the first German Private Health Insurer (“PHI”), which outline the process of obtaining our devices for eligible insured patients. In February 2025, we finalized an agreement with BARMER to formalize the reimbursement process for the provision of ReWalk exoskeletons to medically eligible beneficiaries.  We are also currently working with several additional SHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal Exoskeleton for their beneficiaries within their system. Additionally, to date, several private insurers in the United States and Europe are providing reimbursement for ReWalk in certain cases.

Components of Our Statements of Operations

Revenue

We currently rely, and in the future will rely, on sales of our ReWalk Personal Exoskeletons, AlterG Anti-Gravity systems, MyoCycle FES cycles, and related consumables, services, and extended warranties for our revenue. Our revenue is derived from a combination of third-party payors, including private and government employers, institutions, and self-payors. Payments for our products by third party payors have been made primarily through case-by-case determinations. Third-party payors include, without limitation, private insurance plans, workers’ compensation programs, managed care organizations, and government programs including the VHA and Medicare. We expect that third-party payors will be an increasingly important source of revenue in the future as we increase the volume of sales of ReWalk Personal systems to Medicare-eligible beneficiaries following establishment of a benefit category and pricing.  In December 2015, the VHA issued a national policy for the evaluation, training, and procurement of ReWalk Personal Exoskeleton systems for all qualifying veterans across the United States. The VHA policy is the first national coverage policy in the United States for qualifying individuals who have suffered spinal cord injury.

 ReWalk Personal and ReWalk Rehabilitation Exoskeleton systems are generally covered by a five-year warranty from the date of purchase, which is included in the purchase price. ReWalk systems sold to Medicare beneficiaries carry a two-year warranty, consistent with the coverage decision by CMS. The warranty covers all elements of the systems (except the batteries, which carry a one-year warranty), other than repairs for normal wear and tear. The AlterG Anti-Gravity systems are sold with a one-year factory warranty covering parts and services in the U.S. and a two-year factory warranty covering parts only in the rest of the world. The ReStore device is sold with a two-year warranty.

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

For our AlterG systems, which we manufactured at our facility in Fremont, California until December 31,2024, cost of revenue consists primarily of raw materials, direct labor, indirect labor, and other factory overhead costs such as rent and utilities.  In addition, cost of revenue also includes field service costs, shipping expenses and reserves for warranty and inventory condition.

For certain products that we distributed, such as the MyoCycle and Meditouch product lines, cost of revenue consists primarily of complete systems purchased from the manufacturers. In addition, the cost of revenue also includes field service costs and shipping expenses.

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
Taxes on Income
As of December 31, 2024, we had not yet generated taxable income in Israel. As of that date, our net operating loss carryforwards for Israeli tax purposes amounted to approximately $256.5 million.
Since the acquisition of AlterG, Lifeward Inc. and AlterG have been filing a consolidated tax return in the U.S. Together, they have federal net operating loss (“NOL”) carryforwards totaling $48.7 million and state NOL carryforwards of $30.9 million, which are set to begin expiring in 2025 and 2028, respectively.
Our taxable income generated outside of Israel will be subject to the regular corporate tax rate in the applicable jurisdictions. As a result, our effective tax rate will be a function of the relative proportion of our taxable income that is generated in those locations compared to our overall net income.
Grants and Other Funding
Israel Innovation Authority (formerly known as the Office of the Chief Scientist)
From our inception through December 31, 2024, we have received a total of $2.8 million in funding from the IIA, $1.6 million of which are royalty-bearing grants, $400 thousand were received in consideration for an investment in our preferred shares while $806 thousand was received without future obligation. Of the royalty-bearing grants received, we have paid royalties to the IIA in the total amount of $114 thousand. The agreements with IIA require us to pay royalties at a rate of 3% on sales of certain systems and related services up to the total amount of funding received for the development of these systems, linked to the dollar, and bearing interest at an annual rate of SOFRPR applicable to dollar deposits. If we transfer IIA-supported technology or know-how outside of Israel, we will be liable for additional payments to IIA depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. As of December 31, 2024, the aggregate contingent liability to the IIA was $1.6 million. For more information, see “Part I, Item 1A. Risk Factors-We have received Israeli government grants for certain of our research and development activities and we may receive additional grants in the future. The terms of those grants restrict our ability to manufacture products or transfer technologies outside of Israel and we may be required to pay penalties in such cases or upon the sale of our company.”

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue

Our revenue for 2024 and 2023 were as follows (dollars in thousands, except unit amounts):

	Years Ended December 31,
	2024	2023
Revenue	$25,663	$13,854

Revenue consist of transactions for our portfolio of ReWalk, AlterG, ReStore and MyoCycle systems.

Revenue was $25.7 million, an increase of $11.8 million, or 85%, during 2024 as compared to 2023. Of this increase, $7.9 million was attributable to the full year impact of the AlterG business. The remaining increase of $3.9 million was primarily from higher revenue from ReWalk Personal Exoskeletons in the U.S. due to Medicare coverage.

In the future, we expect our growth to be primarily driven by sales of our ReWalk Personal device through expansion of coverage and reimbursement by commercial and government third-party payors, more shipments of our AlterG Anti-Gravity system through greater penetration of rehabilitation clinics in the U.S. and internationally, and more placements of the MyoCycle device with rehabilitation clinics and personal users.

Gross Profit

Our gross profit for 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Gross profit	$8,216	$4,453

Gross profit was $8.2 million, or 32% of revenue, for 2024, as compared to a gross profit of $4.5 million, or 32% of revenue for 2023. This increase was a result of higher sales volume from ReWalk Personal Exoskeletons due to CMS coverage in the U.S., along with a full year of revenue from AlterG, both contributing to the overall growth in gross profit.

We expect gross profit and gross margin will increase in the future as we increase our revenue volumes and realize operating efficiencies associated with greater scale which will reduce the cost of revenue as a percentage of revenue. Gross margin is also expected to increase in the future as a result of the transition of the production of the AlterG systems from our factory in Fremont, California, where we discontinued operations as of December 31, 2024, to a contract manufacturer.

Research and Development Expense, Net

Our research and development expense, net for 2024 and 2023 was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Research and development expense, net	$4,625	$4,148
Research and development expense was $4.6 million in 2024, an increase of $0.5 million, or 11.5%, during 2024 as compared to 2023. The increase is attributable to the full year impact of the AlterG business and included investments in new product development projects.

We intend to focus the rest of our research and development expenses mainly on our current product support, as well as to advance the FDA review of the submission for clearance of the ReWalk 7 next-generation exoskeleton model. We also have ongoing product development activity to reduce the material costs for our ReWalk and AlterG product lines.

Sales and Marketing Expense

Our sales and marketing expense for 2024 and 2023 was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Sales and marketing expense	$17,949	$13,922

Sales and marketing expense was $17.9 million in 2024, an increase of $4.0 million, or 28.9%, during 2024 as compared to 2023. The increase was primarily due to higher personnel-related expenses from increased headcount following the AlterG acquisition and additional spending on promotional activities.

In the near term our sales and marketing expense are expected to be driven by our efforts to facilitate growth in the sales of our commercial product lines, expand the reimbursement coverage of our ReWalk Personal Exoskeleton device, and support the training activities of ReWalk customers.

General and Administrative Expense

Our general and administrative expense for 2024 and 2023 was as follows (in thousands):

	Years Ended December 31,
	2024	2023
General and administrative	$5,195	$9,995

General and administrative expense was $5.2 million, a decrease of $4.8 million, or 48.0%, during 2024 as compared to 2023. The decrease was mainly driven by remeasurement of earn out liability of $2.6 million and decrease in M&A related expenses to the AlterG acquisition in 2023.

Impairment charges

	Years Ended December 31,
	2024	2023
Impairment charges	$9,794	$-
During the year ended December 31, 2024, we recorded an impairment charge of $9.8 million primarily related to certain acquired intangible assets, due to lower-than-expected financial performance

Financial income, net

Our financial income, net for 2024 and 2023 was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Financial income, net	$448	$1,467
Financial income, net, reflects a decrease in financial income of $1.0 million during 2024 as compared to 2023. The decrease in financial income was primarily due to lower yielding interest earning accounts, a decline in interest income, and unfavourable exchange rate fluctuations.

Income Tax

Our income tax for 2024 and 2023 was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Taxes on income (benefit)	$43	$(12)

Income tax increased by $55 thousand during 2024 as compared to 2023, mainly due to our subsidiary’s activity in Germany.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

A discussion of changes in our results of operations in 2023 compared to 2022 has been omitted from this annual report on Form 10-K but may be found in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024, as amended on April 29, 2024, which is available free of charge on the SEC’s website at www.sec.gov and at golifeward.com, and is incorporated by reference herein.

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

SCI Products typically include a five-year warranty except for certain payors in which it is a two-year warranty. For the five-year warranty, the first two years are considered as an assurance type warranty and the additional three-year period is considered an extended service arrangement, which is a service type warranty. A service type warranty is either sold with a unit or separately for a unit for which the warranty has expired. A service type warranty is accounted as a separate performance obligation and revenue is recognized ratably over the life of the warranty.
With the recent establishment of a Medicare reimbursement pathway for the ReWalk product, the Company includes variable consideration when, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company reassesses variable consideration at each reporting period and, if necessary, these estimates are adjusted to reflect the anticipated amounts to be collected when those facts and circumstances become known.

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
ASC 740, “Balance Sheet Classification of Deferred Taxes” provides presentation requirements to classify deferred tax assets and liabilities, along with any related valuation allowance, are classified as non-current on the balance sheet. We account for uncertain tax positions in accordance with ASC 740 and recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in tax expense.

Recently Issued and Adopted Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2y, New Accounting Pronouncements, to our consolidated financial statements included elsewhere in this annual report.

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of our equity securities and convertible notes to investors in private placements, the sale of our equity securities in public offerings, cash exercises of outstanding warrants and the incurrence of bank debt.

As of December 31, 2024, the Company had cash and cash equivalents of $6.7 million. The Company has an accumulated deficit in the total amount of $264.8 million as of December 31, 2024 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, potential reduction in operating cash burn and future issuances of equity and debt securities, or through a combination of the foregoing. However, we will also need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the year ended December 31, 2024 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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
Our anticipated primary uses of cash are funding (i) sales, marketing, and promotion activities related to market development for our ReWalk Personal Exoskeleton device and AlterG Anti-Gravity system, broadening third-party payor and CMS coverage for our ReWalk Personal Exoskeleton device and commercializing our new product lines added through distribution agreements; (ii) development of future generation designs for our ReWalk device, new AlterG products utilizing DAP technology, and our lightweight exo-suit technology for potential home personal health utilization for multiple indications; (iii) routine product updates; (iv) potential acquisitions of businesses, such as our recent acquisition of AlterG, and (v) general corporate purposes, including working capital needs.  Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, the attractiveness of potential acquisition candidates and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing, or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there is substantial doubt as to our ability to continue as a going concern.”

Equity Raises

Use of Form S-3

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital with respect to public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. At the time of filing this annual report, we were subject to these limitations because our public float did not reach at least $75 million in the 60 days preceding the filing of this annual report. We will continue to be subject to these limitations for the remainder of the 2025 fiscal year and until the earlier of such time as our public float reaches at least $75 million or when we file our next annual report for the year ended December 31, 2025, at which time we will be required to re-test our status under these rules. If our public float is below $75 million as of the filing of our next annual report on Form 10-K, or at the time we file a new Form S-3, we will continue to be subject to these limitations, until the date that our public float again reaches $75 million. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on our registration statement on Form S-3, which was declared effective by the SEC in May 2022.

Equity Offerings and Warrant Exercises

On January 7, 2025, we entered into a purchase agreement with certain institutional investors for the issuance and sale of 1,818,183 ordinary shares and ordinary warrants to purchase up to an aggregate of 1,818,183 ordinary shares at an exercise price of $2.75 per share. Each ordinary share was sold at an offering price of $2.75. The offering of the ordinary shares and the ordinary shares that are issuable from time to time upon exercise of the pre-funded warrants was made pursuant to our shelf registration statement on Form S-3 initially filed with the SEC on March 30, 2022, and declared effective by the SEC on May 16, 2022, and the ordinary warrants were issued in a concurrent private placement. The ordinary warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance. The offering closed on January 8, 2025. Additionally, we issued warrants to purchase up to 109,091 ordinary shares, with an exercise price of $3.4375 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in January 2025 private placement offering.

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

As of December 31, 2024, pursuant to the share repurchase program, we had repurchased a total of 574,658 of our outstanding ordinary shares at a total cost of $3.5 million.

Cash Flows

	Years Ended December 31,
	2024	2023	2022
Net cash used in operating activities	$(21,718)	$(20,667)	$(17,891)
Net cash used in investing activities	-	(18,149)	(25)
Net cash used in financing activities	-	(992)	(2,500)
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	34	45	(79)
Net cash flow	$(21,684)	$(39,763)	$(20,495)

Year Ended December 31, 2024 to Year Ended December 31, 2023

Net Cash Used in Operating Activities

Net cash used in operating activities was $21.7 million in 2024, an increase of $1.1 million as compared to 2023 mainly due to higher investment in working capital items, including trade receivables and inventory reflecting the timing of collections, payments and inventory management, partially offset by higher revenues in relation to cash expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $18.1 million in 2024 as compared to 2023, primarily due to the acquisition of AlterG.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased by $0.9 million in 2024 as compared to 2023, mainly due to the repurchase of our ordinary shares under our share repurchase program, which expired on August 9, 2023.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
A discussion of changes in our cash flows in 2023 compared to 2022 has been omitted from this annual report on Form 10-K but may be found in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024, as amended on April 29, 2024, which is available free of charge on the SECs website at www.sec.gov and at golifeward.com, and is incorporated by reference herein.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of December 31, 2024:

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$7,257	$7,257	$-
Collaboration Agreement and License Agreement obligations (2)	35	35	-
Operating lease obligations (3)	919	894	25
Earnout liability (4)	608	608	-
Total	$8,819	$8,794	$25

(1)
We depend on one contract manufacturer, Sanmina Corporation, for both the SCI products and the ReStore Products, and one contract manufacturer, Cirtronics Corporation, for the AlterG Anti-Gravity systems. We place our manufacturing orders with each of Sanmina and Cirtronics pursuant to purchase orders or by providing forecasts for future requirements. Purchase orders are executed with suppliers based on our sales forecast.

(2)
Under the Collaboration Agreement, we were required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. All product development milestones contemplated by the License Agreement have been met as of December 31, 2024; however, there are still outstanding commercialization milestones under the License Agreement that depend on us reaching certain sales amounts, some or all of which may not occur. Our Collaboration Agreement with Harvard was concluded on March 31, 2022.

(3)	Our operating leases consist of leases for our facilities in the United States, Israel and Germany and motor vehicles in Israel.

(4)	Earnout payments based on AlterG’s revenue growth during the two consecutive trailing twelve-month periods following closing of the acquisition.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.647:$1.00, which was the applicable exchange rate as of December 31, 2024.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations during the periods presented.

Trend Information

For information on significant known trends, please see “Part I-Item 1. Business – Overview” in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Risk

Our results of operations and cash flows are affected by fluctuations in foreign currency exchange rates. Since 2015, most of our expenses were denominated in U.S. dollars and the remaining expenses were denominated in NIS and euro, until 2018 most of our revenue was denominated in U.S. dollars and the remainder of our revenue was denominated in euro and British pound whereas in the last four years our euro revenue is higher than our U.S dollar revenue. Accordingly, changes in the value of the NIS and Euro relative to the U.S. dollar in each of the years 2024, 2023, and 2022 impacted amounts recorded on our consolidated statements of operations for these periods. We expect that the denominations of our revenue and expenses in 2025 will be consistent with what we experienced in 2024.

The following table presents information about the devaluation in the exchange rates of the NIS and euro against the U.S. dollar in 2024, 2023 and 2022:

	Change in Average Exchange Rate
Period	NIS against the U.S. Dollar (%)	Euro against the U.S. Dollar (%)
2024	(0.25)	0.06
2023	(9.00)	2.67
2022	3.70	10.84
The figures above represent the change in the average exchange rate in the given period compared to the average exchange rate in the immediately preceding period. Negative figures represent the appreciation of the U.S. dollar compared to the NIS or the euro. A 10% increase or decrease in the value of the NIS against the U.S. dollar would have decreased or increased our net loss by approximately $498 thousand  in 2024. A 10% increase or decrease in the value of the euro against the U.S. dollar would have decreased or increased our net loss by approximately $73 thousand in 2024.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because we are exempt from this requirement as a smaller reporting company and non-accelerated filer.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

The following table sets forth the names and ages of the directors of the Company as of March 6, 2025 and their principal occupations at present and for the past five years. Our Board of Directors (the “Board”) currently consists of seven members and is divided into three classes. One class is elected each year at the annual meeting of stockholders for a term of three years. The term of the Class II directors expires at the 2025 Annual Meeting of Shareholders. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age	Current Position with the Company	Director Since
Joseph Turk* (2)	57	Class I Director, Chairman	2022
Hadar Levy* (3)	52	Class I Director	2022
Larry Jasinski	67	Class II Director, Chief Executive Officer	2012
Dr. John William Poduska* (2)(3)	87	Class II Director	2014
Randel E. Richner* (1)(2)	69	Class II Director	2020
Michael Swinford*(1)	56	Class III Director	2024
Robert Marshall*(3)	58	Class III Director	2024

* Independent
(1) Member of Nominating and Corporate Governance Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.

Class II Directors Continuing in Office Until the 2025 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2025 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this annual report:

Larry Jasinski, 67, has served as our Chief Executive Officer (“CEO”) and as a member of our Board since February 2012. From 2005 until 2012, Mr. Jasinski served as the President and Chief Executive Officer of Soteira, Inc., a company engaged in development and commercialization of products used to treat individuals with vertebral compression fractures, which was acquired by Globus Medical in 2012. From 2001 to 2005, Mr. Jasinski was President and Chief Executive Officer of Cortek, Inc., a company that developed next-generation treatments for degenerative disc disease, which was acquired by Alphatec in 2005. From 1985 until 2001, Mr. Jasinski served in multiple sales, research and development, and general management roles at Boston Scientific Corporation. Mr. Jasinski has served on the board of directors of Massachusetts Bay Lines since 2015 and of LeMaitre Vascular, Inc. since 2003. Mr. Jasinski holds a B.Sc. in marketing from Providence College and an MBA from the University of Bridgeport. We believe that Mr. Jasinski’s successful leadership and executive experience, along with his extensive knowledge of the medical devices industry and research and development, provide him the qualifications and skills to act as a member of our Board.

Dr. John William Poduska, 87, has served on our Board since 2014. He also serves as a director on the boards of a number of privately-held companies. Dr. Poduska also served as a director of EXA Corporation (Nasdaq: EXA), where he served as chairman of the company and a member of the nominating and corporate governance committee, until 2018, Novell, Inc. until 2011 and of Anadarko Petroleum Corporation and Safeguard Scientifics, Inc. until 2009. Dr. Poduska was the Chairman of Advanced Visual Systems Inc., a provider of visualization software, from January 1992 to December 2001. From December 1989 until December 1991, Dr. Poduska was President and Chief Executive Officer of Stardent Computer Inc., a computer manufacturer. From December 1985 until December 1989, Dr. Poduska served as Chairman and Chief Executive Officer of Stellar Computer Inc., a computer manufacturer he founded which is the predecessor of Stardent Computer Inc. Prior to founding Stellar Computer, Inc., Dr. Poduska founded Apollo Computer Inc. and Prime Computer, Inc. Dr. Poduska holds a Sc.D. from MIT and an Honorary Doctorate of Humane Letters from Lowell University. We believe that Dr. Poduska’s varied director experience, both in private and public companies, his expertise in computer engineering and his familiarity with developing companies equip him with the qualifications and skills to serve as a member of our Board.

Randel E. Richner, 69, has served on our Board since November 2020. Ms. Richner has over 30 years’ experience in health policy, reimbursement and economics. From 2013 to 2015, Ms. Richner served as Executive Vice President of Intralign Health, LLC. From 2006 to 2012, she was President and Founder of Neocure Group, data analytics, health economics and reimbursement strategic services, acquired by Intralign Health, LLC in 2013. From 1997 to 2006, Ms. Richner was Vice President of Global Government Affairs and Reimbursement, Boston Scientific Corporation. Ms. Richner has engaged with U.S. Congress and CMS, appointed as first industry representative, Executive Committee (EC) Medicare Coverage Advisory Committee (MCAC). She has served on the Executive Dean’s Advisory Board, University of Michigan’s School of Public Health, since 2007, and has served on multiple boards including MassMedic (founding Women in MedTech), Executive Advisory Board Center for Evaluation Value, Risk Tufts New England Medical Center, International Society of Pharmacoeconomics and Research (ISPOR), founding the U.S. Medical Device Council. Ms. Richner has been an invited executive lecturer at Dartmouth, Tuck School of Business; University of Michigan School of Engineering and University of Michigan School of Public Health. She has a Master of Public Health in Health Policy and Administration and a Bachelor of Science in Nursing from University of Michigan. We believe that Ms. Richner’s extensive leadership and board membership experience in the healthcare industry, as well as her familiarity with health economics and reimbursement procedures, provides her with a unique perspective of our market and the qualifications and skills to serve as a member of our Board.

Class III Director Continuing in Office until the 2026 Annual General Meeting of Shareholders

Set forth below is our director continuing in office until the 2026 annual general meeting of shareholders, together with certain biographical information, including his age as of the date of this annual report:

Michael Swinford, 56, has served on our Board since April 2024. Mr. Swinford has been Chief Executive Officer of Numotion since July 2014, where he has grown the company to become the largest provider of mobility and independence solutions in the United States – serving over 400,000 individuals annually with Spinal Cord Injuries, Traumatic Brain Injuries, ALS, Muscular Dystrophy, Cerebral Palsy, Multiple Sclerosis, Spinal Muscular Atrophy, Amputees and many other mobility related disabilities. As CEO at Numotion, Mr. Swinford has expanded commercial coverage with over 5000 health plans, rehab hospitals, specialty and multi-disciplinary clinics, skilled nursing facilities, primary care, and home health providers. Mr. Swinford has led efforts for benefit coverage determination for Power Wheelchair Seat Elevation systems in 2023 and is actively leading efforts for Power Standing Wheelchairs and reform of Service and Repair regulations and reimbursement levels. Prior to Numotion, Mr. Swinford had a highly successful 22-year career at GE Healthcare, including serving as the President and CEO of GE Healthcare Services and as an officer of General Electric Company. Mr. Swinford held various operational and commercial roles throughout his career leading through various business cycles from start-ups to turnarounds. Mr. Swinford also serves as a director of CareATC, a technology enabled population health primary care provider, as well as a director of Aspen Surgical, a global surgical supply manufacturer. We believe that Mr. Swinford’s extensive experience with health and rehabilitation products, as well as his knowledge of the reimbursement process, provide him the qualifications and skills to serve as a member of our Board.

Robert Marshall, 58, has served on our Board since November 2024. Mr. Marshall has served as the Chief Financial Officer and Treasurer of Lantheus Holdings, Inc. (“Lantheus”), a public radiopharmaceutical company, since September 2018. Prior to joining Lantheus, Mr. Marshall spent 16 years with Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”), a public global medical device company with a leading position in musculoskeletal health, in which he held various senior leadership roles, including Vice President, Investor Relations and Corporate Treasurer, and most recently Vice President, Americas Finance, for the U.S., Canadian and Latin American commercial markets. Before Zimmer Biomet, Mr. Marshall was employed with Brown & Williamson Tobacco, a subsidiary of British American Tobacco, p.l.c., in Louisville, Kentucky, where he held several positions of increasing responsibility. Mr. Marshall holds a Master of Business Administration from Indiana University, South Bend, and a Bachelor of Business Administration in Finance from the University of Notre Dame. He also holds the CFA designation. We believe that Mr. Marshall’s extensive financial leadership experience provide him the qualifications and skills to serve as a member of our Board.

Class I Directors Continuing in Office Until the 2027 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2024 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this annual report:

Joseph Turk, 57, has served on our Board since April 2022 and has served as our Chairman since September 2024. Mr. Turk has served as an Executive Vice President of Fresenius Medical Care North America since 2019, during which he has served as the Global Head of Home Therapies since January 2022, President of its North American Renal Therapies Group from July 2021 through December 2021, and as the President of its U.S. Home and Critical Care Therapies group from February 2019 until July 2021. Previously he served in a number of roles at NxStage Medical, Inc. from 2000 to 2019, including President, Senior Vice President, and Vice President of Marketing. Prior to this, Mr. Turk held roles at Boston Scientific Corporation and McKinsey and Company. Mr. Turk holds a B.A. from Wabash College and an M.A from the Kellogg Graduate School of Management. We believe that Mr. Turk’s management leadership and experience in successfully achieving favorable Medicare reimbursement, building an organization for implementation of commercialization with a novel breakthrough medical device, and completing multiple new business development transactions provide him the qualifications and skills to serve as a member of our Board.

Hadar Levy, 52, has served on our Board since August 2022. Mr. Levy has more than 20 years of experience in management and finance. Mr. Levy has served as the Chief Executive Officer of Brainsway Ltd., a commercial stage medical device company developing advanced noninvasive neurostimulation treatments for mental health disorders, since February 2023, and prior to that, held several senior management roles at Brainsway since joining in July 2014, including as Senior Vice President and Chief Operating Officer since May 2020, and as Chief Financial Officer from September 2014 to May 2020. Prior to joining Brainsway, Mr. Levy served as a finance manager in the Latin America Division at Amdocs Ltd., where he was responsible for accounting, financial reporting, treasury, portfolio management and finance support for Mergers & Acquisitions. Prior to Amdocs, he served as Chief Financial Officer & Business Development of Notal Vision, a healthcare company that researches and develops medical technologies for detecting retinal malfunction and deterioration, where he was responsible for all financial functions and led financial rounds of equity including M&A activities with strategic partners. Prior to this position, he served as Controller of GE Healthcare Israel. Mr. Levy began his career at Deloitte LLP. He holds a BA in Accounting and Economics, an LLM degree from Bar-Ilan University (Tel Aviv, Israel), and is a Certified Public Accountant. We believe that Mr. Levy’s finance and senior management experience in the medical device industry experience provide him with the qualifications and skills to serve as a member of our Board.

Information About Our Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 6, 2025:

Name	Age	Position
Larry Jasinski	67	Chief Executive Officer and Director
Michael Lawless	57	Chief Financial Officer
Charles Remsberg	63	Chief Sales Officer
Jeannine Lynch	60	Vice President of Market Access
Almog Adar	41	Vice President of Finance and Chief Accounting Officer

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

Jeannine Lynch has served as our Vice President of Market Access and Strategy since August 2021. Prior to Lifeward, Ms. Lynch served as Senior Director of Patient Access Services at BioMarin Pharmaceuticals from April 2009 to September 2021. In addition to her work with BioMarin, Ms. Lynch has worked for industry leaders such as Genentech and Pfizer/Agouron. She has held leadership roles in commercial management, product launches and built customized patient services to address several different rare and ultrarare medical conditions. Ms. Lynch also served on the Board of Directors for MVP, a non-profit organization to help young people of color prepare, perform, progress, and prosper in their education, leadership and early professional careers. Ms. Lynch is a graduate of the University of California Berkeley and holds a Master of Public Health from the University of Michigan.

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

Director Independence

Our Board has determined that, other than Larry Jasinski, our CEO, all of our current directors, and each former director who served as a member of the Board during the last fiscal year, are independent under Nasdaq listing standards. Furthermore, our Board also determined that all current members of the audit committee, compensation committee, and nominating and corporate governance committee are independent under the applicable Nasdaq listing standards and rules and regulations of the SEC. In making its determinations regarding independence, the Board carefully reviewed the categorical tests enumerated in the Nasdaq independence definition, as well as the individual circumstances of each director with regard to each director’s business and personal activities as they may relate to the Company and our management.

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

Audit Committee

We have a separately designated standing audit committee. The audit committee currently consists of Mr. Robert Marshall, Dr. John William Poduska and Mr. Hadar Levy. Mr. Marshall serves as the chairman of the audit committee. The audit committee holds a minimum of four meetings per year and will meet more frequently as circumstances require. The audit committee met five times during the fiscal year ended December 31, 2024.

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

All members of the audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq corporate governance rules. Our Board has determined that each of Robert Marshall and Hadar Levy is an “audit committee financial expert” as defined by the SEC rules and has the requisite financial sophistication as defined by the Nasdaq corporate governance rules.

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

Compensation Committee

We have a separately designated standing compensation committee. The compensation committee currently consists of Ms. Randel E. Richner, Mr. Joseph Turk, and Dr. John William Poduska. Dr. Poduska serves as the chairman of the compensation committee. The compensation committee meets as circumstances require and held five meetings during the year ended December 31, 2024.

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

The duties of the compensation committee include the recommendation to the company’s board of directors of a compensation policy regarding the terms of engagement of directors and of specified members of senior management. That compensation policy must be adopted by the company’s board of directors, after considering the recommendations of the compensation committee, and must then be approved by the company’s shareholders, which approval requires a Special Approval for Compensation (as defined below under “—Approval of Related Party Transactions under Israeli Law— Disclosure of Personal Benefits or Other Interests of an Office Holder and Approval of Certain Transactions”). Our Board adopted a compensation policy, which our shareholders approved at the annual general meeting of our shareholders held on September 13, 2024 (the “Compensation Policy”).

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
Nominating and Corporate Governance Committee
The nominating and corporate governance committee currently consists of Ms. Randel E. Richner and Mr. Michael Swinford. Ms. Richner serves as the chairman of the nominating and corporate governance committee. The nominating and corporate governance committee meets as circumstances require, with two meetings having taken place during the fiscal year ended December 31, 2024. Our Board has adopted a nominating and corporate governance committee charter that sets forth the responsibilities of the nominating and corporate governance committee, which include:

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

The nominating and corporate governance committee considers proposals from a number of sources, including recommendations for nominees from shareholders submitted upon written notice to the chairman of the nominating and corporate governance committee, c/o Lifeward Ltd., 200 Donald Lynch Blvd, Marlborough, MA 01752. Other sources include referrals from other directors, members of management and the Company’s advisors. When considering a person to be recommended for nomination as a director, the nomination and governance committee evaluates, whether sourced by a shareholder or otherwise, among other factors, experience, accomplishments, education, skills, personal and professional integrity, diversity of the Board and the candidate’s ability to devote the necessary time for service as a director (including directorships and other positions held at other corporations and organizations). The nominating and governance committee does not use different standards to evaluate nominees depending on whether they are proposed by our directors and management or by our shareholders.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own more than 10% of our outstanding ordinary shares file with the SEC initial reports of ownership in our ordinary shares and reports of changes in ownership in our ordinary shares. Based solely on a review of reports filed during the fiscal year ended December 31, 2024 and certain of our internal records, we believe that all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners were satisfied on a timely basis, except for one Form 4 filed late by Michael Swinford on November 25, 2024, such report relating to one transaction not reported in the time period specified by the rule.

Code of Ethics

We have adopted a Code of Conduct and Ethics (the “Code of Ethics”), which applies to all officers, directors and employees. The Code of Ethics is available on our website at https://ir.golifeward.com/corporate-governance/charters-and-policies. Any amendments to the Code of Ethics, or any waivers of its requirements, are expected to be disclosed on our website to the extent required by applicable rules and exchange requirements, including in order to satisfy Item 5.05 of Form 8-K. The reference to our website address here and elsewhere in this proxy statement does not constitute incorporation by reference of the information contained at or available through our website.

Policy Prohibiting Insider Trading and Related Procedure

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K. In addition, with regard to the Company's trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11. EXECUTIVE COMPENSATION

 As a smaller reporting company, we have opted to comply with the executive compensation rules otherwise applicable to “smaller reporting companies,” as such term is defined in Rule 12b-2 under the Exchange Act.

This section provides certain compensation-related information for (1) all individuals who served as our CEO during any part of the year ended December 31, 2024, and (2) our two most highly compensated executive officers (other than our CEO) who were serving as executive officers as of December 31, 2024 (together, our “Named Executive Officers”).

Named Executive Officers

Our Named Executive Officers for the year ended December 31, 2024, which consists of our principal executive officer and our two other most highly compensated executive officers, are:

• Larry Jasinski, our CEO;

• Charles Remsberg, our Chief Sales Officer; and

• Jeannine Lynch, our Vice President of Market Access and Strategy.

2024 Summary Compensation Table

The following table provides information regarding the total compensation awarded to, earned by, or paid to our Named Executive Officers for services rendered to us in all capacities for the fiscal years ended December 31, 2023, and 2024.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation($)		Total ($)
Larry Jasinski,
Chief Executive Officer and Director	2024	442,312	—	30,962	(2)	473,274
	2023	442,312	167,714	278,657	(3)	888,683
Charles Remsberg,
Chief Sales Officer	2024	375,000	—	—		375,000
	2023	125,000	140,857	—		265,857
Jeannine Lynch,
Vice President of Market Access and Strategy	2024	359,004	—	—		359,004
	2023	351,104	82,500	113,058	(3)	546,662

(1)
Amounts represent the aggregate grant date fair value of such awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The fair value of restricted stock units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant. This amount does not correspond to the actual value that may be recognized by the Named Executive Officer upon the vesting and subsequent settlement of the restricted stock units. The valuation assumptions used in determining such amounts are described in Notes 2m and 9b to our consolidated financial statements included in our 2024 Annual Report.

(2)	Amounts represent the annual bonuses paid with respect to achievement of the Company and, if applicable, individual performance objectives on account of fiscal year 2024.
(3)	Amounts represent the annual bonuses paid with respect to achievement of the Company and, if applicable, individual performance objectives on account of fiscal year 2023.

Pursuant to regulations promulgated under the Israel Companies Law, we are required to disclose the total compensation earned during 2024 by our five most highly-compensated office holders (as defined in the Israel Companies Law). Three of such individuals are our Named Executive Officers, as defined above, and their respective total compensation for 2024 is set forth in the Summary Compensation Table. The other two individuals, and their respective total compensation for 2024, is as follows:

Name and Principal Position	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation($)(2)	All Other Compensation ($)		Total ($)
Michael Lawless,
Chief Financial Officer	323,621	—	11,410	—		335,031
Miri Pariente,
Vice President of Operations,
Regulatory and Quality(3)	191,048	—	10,000	94,303	(4)	295,351

(1)
Amounts represent the aggregate grant date fair value of such awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The fair value of RSUs granted is determined based on the price of the Company’s ordinary shares on the date of grant. This amount does not correspond to the actual value that may be recognized by the individuals listed in the table above upon the vesting and subsequent settlement of the restricted stock units. The valuation assumptions used in determining such amounts are described in Notes 2m and 9b to our consolidated financial statements included in our 2024 Annual Report.

(2)	Amounts represent the annual bonuses paid with respect to achievement of the Company and, if applicable, individual performance objectives on account of fiscal year 2024.
(3)
The amounts set forth for each of Ms. Pariente and Mr. Adar in the columns “Salary,” “Non-Equity Incentive Plan,” and “All Other Compensation” represent payments, contributions and/or allocations that were made in New Israel Shekels (“NIS”) and have been translated to U.S. dollars according to the average exchange rate on the applicable period.

(4)
Consists of $55,929 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $38,374 with respect to Ms. Pariente’s personal use of a Company-leased car.

Narrative Disclosure to the 2024 Summary Compensation Table

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

Base Salaries

At the beginning of 2024, our compensation committee reviewed and approved the base salaries of the Named Executive Officers based on an analysis of external market conditions and individual performance against goals.  The table below sets forth the base salaries for each of the Named Executive Officers for 2024:

Name	2024 Base Salary ($)
Larry Jasinski	442,312
Charles Remsberg	375,000
Jeannine Lynch	359,004

2024 Non-Equity Incentive Plan

All employees who have bonus features in their employment agreements, including our Named Executive Officers, were eligible to participate in a non-equity incentive plan for fiscal year 2024, pursuant to which employees were eligible to receive a bonus with respect to their performance in such year. Each Named Executive Officer’s target was equal to a specified percentage of his or her base salary, and the actual bonus is paid based on the achievement of certain business and personal performance objectives for the 2024 fiscal year. Not all goals were required to be satisfied for a Named Executive Officer to receive a portion of the bonus. The principal business performance objective under the non-equity incentive plan for 2024 was based on achieving specified financial goals or milestones as set forth in the Compensation Policy as approved by our shareholders. These objectives were allocated as 30% for revenue targets, 15% for market development targets and 30% for net loss targets. A personal performance objective, which is subjective in nature, made up the remaining 25%.

If the target was met in all categories of the business performance objective, 100% of the Named Executive Officer’s bonus was to be paid. The percentage of the bonus to be paid varied depending on the specific target and the level of achievement.

In February 2025, the compensation committee completed an evaluation of the Company’s overall performance for 2024 and the Named Executive Officers’ respective contributions in achieving this performance. The compensation committee’s review was based on Company performance against business objectives, as well as personal performance against individual goals established by the compensation committee. Following such review, our Board (following the recommendation of the compensation committee) approved the bonuses for the Named Executive Officers.

Equity Compensation

Our equity grant program is intended to align the interests of our Named Executive Officers with those of our shareholders and to motivate them to make important contributions to our performance. In 2024, no RSU grants were made due to the non-approval of the 2024 Incentive Compensation Plan.

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

Equity Grant Timing

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The compensation committee of our board of directors is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance goals and market conditions. We do not follow a predetermined schedule for the granting of equity awards. In determining the timing and terms of an equity award, the board of directors or the compensation committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The board’s or the compensation committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

We are committed to maintaining transparency in our executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. We regularly review our policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance.

Employment Agreements of Named Executive Officers

Each of Larry Jasinski, our CEO, Charles Remsberg, our Chief Sales Officer, and Jeannine Lynch, our Vice President of Market Access and Strategy, previously entered into an employment agreement with our Subsidiary. These employment agreements set forth their respective terms of employment, which terms are generally applicable to all of our executives, covering matters such as vacation, health and other benefits. The following are descriptions of the material terms of our Named Executive Officers’ employment agreements.

Larry Jasinski

On January 17, 2011, we entered into an employment agreement with Mr. Jasinski, pursuant to which he has served as the CEO of the Company since February 12, 2012 (as amended from time to time, the “Jasinski Employment Agreement”). The Jasinski Employment Agreement provides for an annual base salary, subject to annual increases in the discretion of, the Company, and an annual performance bonus. In accordance with previous shareholder approvals, and effective as of January 1, 2024, the annual base salary was $442,312. The annual performance bonus was originally set at up to 35% of annual base salary. In 2020, this was increased to an annual performance bonus of up to 70% of annual base salary for achieving 100% of targets (with adjustment upward or downward for performance exceeding or failing to meet such objectives, respectively).

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

Charles Remsberg

 We entered into an employment agreement with Mr. Remsberg, pursuant to which he has served as our Chief Sales Officer since August 11, 2023 (as amended from time to time, the “Remsberg Employment Agreement”). The Remsberg Employment Agreement provides for an annual base salary of $375,000 and is subject to increases as may be determined from time to time by the compensation committee of the Board, and an annual performance bonus up to 35% of annual base salary, subject to the achievement of objectives as determined by the compensation committee of the Board. The Remsberg Employment Agreement also provides that Mr. Remsberg would receive, as an inducement grant, a restricted stock unit award covering 28,571 ordinary shares, as adjusted to reflect the 1-for-7 reverse share split of the ordinary shares effected by the Company on March 15, 2024 (the “Remsberg Inducement Award”), which award vests in four equal annual instalments commencing as of the grant date. The terms of the Remsberg Inducement Award are generally consistent with the terms applicable to restricted stock unit awards set forth in our 2014 Equity Incentive Plan (as amended from time to time, the “2014 Plan”); provided, however, that in the event Mr. Remsberg’s ’s employment with the Company is terminated by the Company (or its successor) not for “Cause”, or if Mr. Remsberg terminates his employment for “Good Reason” within 90 days prior to a Change of Control (as all such terms are defined in the Remsberg Employment Agreement) or one year following a Change of Control, the Remsberg Inducement Award will vest upon the later to occur of (i) the effective date of termination of employment, (ii) the release Effective Date (as defined in the Remsberg Employment Agreement) and (iii) the date such Change of Control is consummated.

The Remsberg Employment Agreement is for an initial term through August 11, 2025, and automatically renews for additional terms of twelve-months each, provided, however, that either party may terminate the Remsberg Employment Agreement, effective as of the last date of any renewal term by providing at least 90 days prior written notice. The Remsberg Employment Agreement also provides that the Company may terminate the Agreement immediately without providing prior notice in the event of death or disability, or for cause. In the event that Mr. Remsberg’s employment is terminated by the Company without cause or if Mr. Remsberg resigns for Good Reason not in connection with a Change of Control Event (as defined below), Mr. Remsberg will be entitled to a severance payment equal to (i) 50% of the sum of (a)his then-current base salary, plus (b) 50% of his annual Target Bonus (as defined in the Remsburg Employment Agreement), that Mr. Remsberg would have received had he not been terminated prior to the applicable payment date of the Target Bonus representing a pro-rated six-month payment of the annual target bonus, payable in equal instalments over a period of six months following such termination, and (iii) the replacement cost of his benefits for six months following such termination.

The Remsberg Employment Agreement provides that if a Change of Control occurs, and within 90 days prior or one year following such Change of Control Mr. Remsberg is terminated without Cause or he resigns for Good Reason (a “Change of Control Event”), Mr. Remsberg will be entitled to severance of 12 months of base salary, an amount equal to Mr. Remsberg’s annual target bonus (assuming achievement of 100% of milestones and targets set by the board of directors), payable promptly following such termination, and payment of the portion of COBRA premiums equal to the amount that we would have paid to provide health insurance to Mr. Remsberg had Mr. Remsberg remained employed with us for twelve months following such termination.  In addition, as stated above, in the case of a Change of Control Event, the Remsberg Inducement Award will vest upon the effective date of termination of employment. The Remsberg Employment Agreement is governed by the laws of the Commonwealth of Massachusetts and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for a period of 12 months following termination of employment) and trade secrets and inventions clauses.

Jeannine Lynch

On July 22, 2021, we entered into an employment agreement with Jeannine Lynch to serve as Vice President of Market Access and Strategy of the Company, effective August 31, 2021 (the “Lynch Employment Agreement”). Pursuant to the terms of the Lynch Employment Agreement, Ms. Lynch is entitled to (i) an annual base salary of $320,000, which was increased to $361,637 effective April 1, 2024, subject to increases as may be determined from time to time by the compensation committee of the Board and (ii) an annual performance bonus up to 35% of annual base salary, subject to the achievement of objectives as determined by the compensation committee of the Board. The Lynch Employment Agreement may be terminated by the Company upon prior written notice.

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

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards as of December 31, 2024, for each Named Executive Officer. This information reflects the number of ordinary shares of the Company after the 1-for-7 reverse share split of the ordinary shares effected by the Company on March 15, 2024.

			Option Awards				Stock Awards
Name	Grant Date(1)		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested(2) ($)
Larry Jasinski	6/27/2017	(3)	713	—	367.50	6/27/2027
	5/3/2018	(4)	1,249	—	188.13	5/3/2028
	3/27/2019	(5)	1,774	—	37.56	3/27/2029
	5/21/2021	(6)					5,357	9,268
	8/2/2022	(7)					14,288	24,718
	9/13/2023	(8)					21,429	37,072
Charles Remsberg	8/11/2023	(9)					21,429	37,072
Jeannine Lynch	8/31/2021	(10)					4,465	7,724
	8/2/2022	(11)					9,823	16,994
	6/30/2023	(12)					14,732	25,486

(1)	Represents grant dates of the stock option and RSU awards.
(2)
The amount listed in this column represents the product of $1.73, which was the closing market price of the Company’s ordinary shares as of December 31, 2024, multiplied by the number of shares subject to the award.

(3)	This award is fully vested.
(4)	This award is fully vested.
(5)	This award is full vested.
(6)	¼th of the RSU award vests on an annual basis commencing on May 21, 2022, and ending on May 21, 2025.
(7)	¼th of the RSU award vests on an annual basis commencing on August 2, 2023, and ending on August 2, 2026.
(8)	¼th of the RSU award vests on an annual basis commencing on September 13, 2024, and ending on September 13, 2027.
(9)	¼th of the RSU award vests on an annual basis commencing on August 11, 2024, and ending on August 11, 2027.
(10)	¼th of the RSU award vests on an annual basis commencing on August 31, 2022, and ending on August 31, 2025.
(11)	¼th of the RSU award vests on an annual basis commencing on August 2, 2023, and ending on August 2, 2026.
(12)	¼th of the RSU award vests on an annual basis commencing on June 30, 2024, and ending on June 30, 2027.

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

Director Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our Board during the year ended December 31, 2024, other than Mr. Larry Jasinski, our CEO, who did not receive additional compensation for his services as director and whose compensation is set forth in the Summary Compensation Table found elsewhere in this annual report.

Name	Fees Earned in Cash ($)		Stock Awards ($)(1)	Total ($)
Jeff Dykan	25,455	(2)	—	25,455
Dr. John William Poduska	44,426	(3)	—	44,426
Randel Richner	39,332	(4)	—	39,332
Joseph Turk	39,417	(5)	—	39,417
Hadar Levy	34,447	(6)	—	34,447
Michael Swinford	25,598	(7)	50,000	75,598
Robert Marshall	8,164	(8)	—	8,164

(1)
Amounts represent the aggregate grant date fair value of such awards issued under the 2014 Plan as an annual award to the applicable directors, computed in accordance with FASB ASC Topic 718, which for all directors represents an award of 50,000 RSUs.  These amounts reflect the number of ordinary shares of the Company after the 1-for-7 reverse share split of the ordinary shares effected by the Company on March 15, 2024. The fair value of RSUs granted is determined based on the price of the Company’s ordinary shares on the date of grant. This amount does not correspond to the actual value that may be recognized by the non-employee director upon the vesting of the RSUs. All RSUs become vested and exercisable in four equal quarterly instalments starting three months following the grant date. The valuation assumptions used in determining such amounts are described in Notes 2m and 9b to our consolidated financial statements included in our 2024 Annual Report.

(2)
Represents $15,796 earned by Mr. Dykan as a portion of the annual retainer for serving as our Chairman of the Board of Directors, $7,065 for attending meetings of the Board of Directors, $2,594 for serving as a chairman of the audit committee. Mr. Dykan resigned from his positions as a member of the Board and as Chairman of the Board of Directors effective September 4, 2024.

(3)
Represents $22,570 earned by Dr. Poduska as an annual retainer for serving as a non-employee director on the Board of Directors, $12,823 for attending meetings of the Board of Directors, $4,519 for serving as a member of the audit committee, $4,514 for serving as the chairman of the compensation committee.

(4)
Represents $22,570 earned by Ms. Richner as an annual retainer for serving as a non-employee director on the Board of Directors, $12,949 for attending meetings of the Board of Directors, $3,813 for serving as a member of the compensation committee.

(5)
Represents $11,348 earned by Mr. Turk as a portion of the annual retainer for serving as our Chairman of the Board of Directors, $11,222 as an annual retainer for serving as a non-employee director on the Board of Directors, $13,056 for attending meetings of the Board of Directors and $3,791 for serving as a member of the compensation committee. Mr. Turk was appointed Chairman of the Board of Directors effective September 4, 2024.

(6)
Represents $22,570 earned by Mr. Levy as an annual retainer for serving as a non-employee director on the Board of Directors, $7,825 for attending meetings of the Board of Directors and $4,052 for serving as a member of the audit committee.

(7)
Represents $15,851 earned by Mr. Swinford as a portion of the annual retainer for serving as a non-employee director on the Board of Directors, $9,747 for attending meetings of the Board of Directors. Mr Swinford joined the Board of Directors on April 18, 2024, and his retainer was prorated accordingly.

(8)
Represents $3,710 earned by Mr. Marshall as a portion of the annual retainer for serving as a non-employee director on the Board of Directors, $2,528 for attending meetings of the Board of Directors and $1,926 for serving as a member of the audit committee. Mr Marshall joined the Board of Directors on November 2, 2024, and his retainer was prorated accordingly.

The aggregate number of ordinary shares subject to outstanding options and RSU awards for each of our non-employee directors as of December 31, 2024, is shown below. These amounts reflect the number of ordinary shares of the Company after the 1-for-7 reverse share split of the ordinary shares effected by the Company on March 15, 2024. Information regarding Mr. Jasinski’s outstanding equity awards as of December 31, 2024, is set forth in the Outstanding Equity Awards Table found elsewhere in this annual report.

Name	Number of Shares
Dr. John William Poduska	69
Randel Richner	—
Joseph Turk	—
Hadar Levy	—
Hadar Levy	—
Michael Swinford	5,020
Robert Marshall	—

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of March 3, 2025, there were 10,630,281 ordinary shares outstanding, excluding ordinary shares issuable in connection with the exercise of outstanding warrants or outstanding options or upon the vesting of restricted stock units (“RSUs”). The voting rights of all shareholders are the same.
The following table sets forth certain information as of March 3, 2025, concerning the number of ordinary shares beneficially owned, directly or indirectly, by:

(1)    each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding ordinary shares;

(2)    each of our directors and director nominees;

(3)    each of our Named Executive Officers (as defined under “Summary Compensation Table” above); and

(4)    all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC based on voting and investment power with respect to such shares. Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 3, 2025 and shares subject to RSUs that were vested as of or will vest within 60 days of March 3, 2025 are deemed to be outstanding and to be beneficially owned by the person holding such options, RSUs or warrants for the purpose of computing the percentage ownership of such person. However, such shares are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

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

All information with respect to the beneficial ownership of any principal shareholder has been furnished by such shareholder or is based on our filings with the SEC and, unless otherwise indicated below, we believe that persons named in the table have sole voting and sole investment power with respect to all the ordinary shares shown as beneficially owned, subject to community property laws, where applicable. The ordinary shares beneficially owned by our directors and officers may include shares owned by their respective family members, as to which such directors and officers disclaim beneficial ownership. Unless otherwise noted below, each shareholder’s address is c/o Lifeward Ltd., 200 Donald Lynch Blvd., Marlborough, MA 01752.

Ordinary Shares Beneficially Owned
Name	Number of Shares	Percentage
5%-or-More Beneficial Owners:
Lind Global Funds(1)	857,996	8.1%
Named Executive Officers and Directors:
Larry Jasinski(2)	65,455	*
Randel Richner(3)	21,567	*
Dr. John William Poduska(4)	20,102	*
Joseph Turk(5)	33,134	*
Hadar Levy(6)	15,656	*
Michael Swinford(7)	65,040	*
Robert Marshall(8)	—	*
Jeannine Lynch(9)	18,641	*
Michael A. Lawless(10)	26,112	*
Charles Remsberg (11)	7,142	*
Almog Adar(12)	16,515	*
All directors and executive officers as a group (eleven persons) (13)	289,364	2.7%

*	Ownership of less than 1%.

(1)
Based on a Schedule 13D/A filed on January 8, 2025, by Lind Global Fund II LP (“Global Fund II”), Lind Global Partners II LLC, Lind Global Macro Fund LP, Lind Global Partners LLC (together, the “Lind Global Funds”) and Jeff Easton (together with the Lind Global Funds, the “Reporting Persons”). The foregoing excludes warrants to purchase 247,334 ordinary shares, because each of the warrants includes a provision limiting the holder’s ability to exercise the warrants if such exercise would cause the holder to beneficially own greater than 9.99% of the ordinary shares then outstanding. Without such provisions, the Reporting Persons may have been deemed to have beneficial ownership of the ordinary shares underlying such warrants. Jeff Easton, the managing member of Lind Global Partners II LLC and Lind Global Partners LLC, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global Macro Fund, LP and Lind Global Fund II LP. The principal business address of the Reporting Persons is 444 Madison Avenue, Floor 41, New York, N.Y. 10022.

(2)	Consists of 61,719 ordinary shares, including 3,750 shares underlying RSUs vesting within 60 days, and 3,736 exercisable options to purchase ordinary shares.
(3)	Consists of 21,567 ordinary shares.
(4)	Consists of 20,033 ordinary shares, including exercisable options to purchase 69 ordinary shares.
(5)	Consists of 33,134 ordinary shares.
(6)	Consists of 16,656 ordinary shares.
(7)	Consists of 65,040 ordinary shares, including 2,510 shares underlying RSUs vesting within 60 days.
(8)	Mr. Marshall was appointed to our Board effective November 2, 2024.
(9)	Consists of 18,641 ordinary shares.
(10)	Consists of 26,112 ordinary shares.
(11)	Consists of 7,142 ordinary shares.
(12)	Consists of 16,515 ordinary shares.
(13)
Consists of (i) 279,299 ordinary shares directly or beneficially owned by our executive officers and our nine directors other than Mr. Jasinski; (ii) 3,805 ordinary shares constituting the cumulative aggregate number of options granted to the executive officers and directors; and (iii) 6,260 shares underlying RSUs vesting within 60 days.

 Equity Compensation Plan Information

The following table provides certain aggregate information with respect to our ordinary shares that may be issued under our equity compensation plans as of December 31, 2024. On August 19, 2014, we adopted the 2014 Plan. Pursuant to Section 1.3 of the 2014 Plan, no awards can be granted under the plan on or after ten years from the date of adoption of the 2014 Plan. As a result, since August 19, 2024, we cannot grant any additional equity awards under the 2014 Plan. In addition, as of the date of this annual report our shareholders have not approved a new equity incentive compensation plan. Accordingly, at this time we cannot grant equity awards under an equity compensation plan approved by our shareholders.

The information below reflects a number of ordinary shares of the Company after the 1-for-7 reverse share split of the ordinary shares effected by the Company on March 15, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	331,816	(1)	$187.94	(2)	—	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	331,816		$187.94		—

(1)	Represents shares issuable under our 2014 Plan upon exercise of options outstanding to purchase 4,573 shares and upon the settlement of outstanding RSUs with respect to 327,243 shares.
(2)
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options to purchase ordinary shares. It does not reflect the ordinary shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.

(3)
As described above, since August 19, 2024, we cannot grant any additional equity awards under the 2014 Plan, and as of the date of this annual report our shareholders have not approved a new equity incentive compensation plan. Accordingly, at this time we cannot grant any equity awards under an equity compensation plan approved by our shareholders.

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

We describe below transactions and series of similar transactions which are currently proposed or to which we have been or were a party since January 1, 2023, in which (a) the amount involved exceeds or exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and (b) any of our directors, executive officers, beneficial owners of more than 5% of our ordinary shares, or any affiliates or members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. Although we do not have a formal written policy as to the approval of related party transactions, all related party transactions for which disclosure would be required under Item 404 of Regulation S-K are approved based on procedures under Israeli law, as is duly memorialized in the minutes of the meetings of the Board and audit committee, as applicable.

Transactions with Current and/or Former 5% Beneficial Owners

Since January 1, 2023, we entered into the following transactions with other shareholders who are currently 5% beneficial owners or who we believe beneficially owned at the time of such transactions or became as a result of such transactions more than 5% of our ordinary shares, based on a review of Schedule 13G filings made and Company records during such period.

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

Consulting Agreement and Supplement Agreement with Randel E. Richner

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

However, because the process of receiving reimbursement approval from CMS was far more complex and time-consuming than was initially contemplated, Ms. Richner was required to invest far more time during each of 2022 and 2023 than the maximum number of 282 consulting hours for each of 2022 and 2023 provided by the Consulting Agreement, as amended. Ms. Richner also provided services during the first four months of 2024. In addition, as a result of expending so much time in providing her consulting services to us, Ms. Richner was not able to take on other, higher-paying consulting assignments. The actual number of additional hours invested by Ms. Richner during 2022 and 2023 in excess of the maximum number of 282 hours per year provided in the Consulting Agreement, at her then-hourly rate of $425, and the hours expended by Ms. Richner in 2024 (for which Ms. Richner and we agreed that the hourly rate should be $550 per hour, which better represented Ms. Richner’s then-new standard hourly rate), came to an aggregate of $297,000. At our 2024 annual meeting of shareholders, our shareholders approved compensating Ms. Richner for such excess hours in the form of equity compensation pursuant to an Amendment and Supplement Agreement among the Company, the Consultant and Ms. Richner (the “Supplement Agreement”), subject to approval by our shareholders of a new equity compensation plan. The Supplement Agreement provided for a grant of equity compensation to Ms. Richner (rather than to the Consultant) in the form of stock options to purchase our ordinary shares, to be issued in three tranches as follows:

•
On November 10, 2024, options will be issued having an aggregate value of $120,000, calculated utilizing a Black-Scholes valuation model based on the closing price of our ordinary shares on such date, but in no event will we issue such options in 2024 to purchase more than 45,614 ordinary shares;

•
On November 11, 2025, options will be issued having an aggregate value of $120,000, calculated utilizing a Black-Scholes valuation model based on the closing price of our ordinary shares on such date, but in no event will we issue such options in 2025 to purchase more than 45,614 ordinary shares; and

•
On November 12, 2026, options will be issued having an aggregate amount of $57,000, calculated utilizing a Black-Scholes valuation model based on the closing price of our ordinary shares on such date, but in no event will we issue such options in 2026 to purchase more than 21,662 ordinary shares.

By way of example only, utilizing a Black-Scholes valuation of $2.35 per share underlying the options based on the closing price of our ordinary shares of $3.90 on July 15, 2024, the number of shares underlying the three grants of options to be made to Ms. Richner described above would have been 51,111, 51,111 and 10,668, respectively, but due to the caps described above on the number of shares that can underlie grants of options to Ms. Richner, the number of shares would be 45,614, 45,614 and 10,66 respectively.

The grant provided that each of the stock options will vest immediately upon issuance and will be exercisable for a term of seven years, whether or not Ms. Richner continues to serve as a member of the Board, the exercise price per share of the options will be the closing price of our ordinary shares used for purposes of the respective Black-Scholes valuation, and the stock options can be exercised on a net exercise basis. Finally, as long as Ms. Richner remains engaged by us as a member of the Board, her ability to engage in any transactions in relation to the ordinary shares underlying the stock options will be subject to our Insider Trading Policy.

As described above, as of the date of this annual report our shareholders have not approved a new equity incentive compensation plan.

Distribution Agreement with CorLife for which Michael Swinford Serves As CEO
On March 6, 2025, we announced an agreement in which CorLife will become the exclusive distributor for the ReWalk Personal Exoskeleton for individuals with workers’ compensation claims.  Michael Swinford, a member of our Board, serves as the Chief Executive Officer of Numotion, the parent company of CorLife.  Our Board of Directors reviewed the financial terms of the contract which were negotiated at arms-length and the transaction was approved by the Board.

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

	2023	2024
	($ in thousands)
Audit Fees(1)	$418	$250
Audit-Related Fees(2)	$95	$—
Tax Fees(3)	$31	$30
All Other Fees(4)	$120	$4
Total:	$664	$284

(1)
“Audit fees” include fees for services performed by our independent public accounting firm in connection with our annual audit for 2023 and 2024, fees related to the review of quarterly financial statements, fees related to the pro forma financial information and fees for consultation concerning financial accounting and reporting standards. Fees in 2023 also include services by our accounting firm for the audit of AlterG for the years 2021 and 2022 prior to our acquisition of AlterG in August 2023.

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

All engagements by us of the auditors for 2023 and 2024 were pre-approved by the audit committee.

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

(a)(3) Exhibits.

The exhibits listed in the Exhibit Index are filed, furnished, or incorporated by reference in this report.

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of August 8, 2023, by and among Lifeward, Inc., Atlas Merger Sub, Inc., AlterG Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2023). +

3.1	Sixth Amended and Restated Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024).
4.1	Specimen share certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on August 20, 2014).
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

4.5	Form of common warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).
4.6	Form of placement agent warrant from February 2020 best efforts offering (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020).
4.7	Form of purchaser warrant from July 2020 registered direct offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
4.8	Form of placement agent agreement from July 2020 registered direct offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 6, 2020).

4.9	Form of purchaser warrant from December 2020 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).
4.10	Form of placement agent warrant from December 2020 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).
4.11	Form of purchaser warrant from February 2021 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021).
4.12	Form of placement agent warrant from February 2021 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021).
4.13	Form of ordinary warrant from September 2021 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2021).
4.14	Form of placement agent warrant from September 2021 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2021).
4.15	Form of pre-funded warrant from September 2021 private placement (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2021).
4.16
Form of purchaser warrant from January 2025 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on January 8, 2025).

4.17
Form of placement agent warrant from January 2025 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on January 8, 2025).

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

10.6	Amendment No. 1 to the Executive Employment Agreement, dated as of September 23, 2020, by and between the Company and Larry Jasinski.**
10.7
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

10.9
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

10.11
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

10.15
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

10.17
Employment Agreement, dated September 2, 2022, by and between the Company and Michael A. Lawless (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2022).*  **

10.18
Consulting Agreement, dated as of January 1, 2023), by and between the Company and Richner Consultants LLC (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 9, 2023).**

10.19
Lifeward Ltd. Compensation Policy for Executive Officers and Non-Executive Directors (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 9, 2023).**

10.20
Employment Agreement, dated as of August 11, 2023, by and between the Company and Charles Remsberg (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023).**

10.21
Form of Restricted Share Unit Award (Inducement Award) for non-Israeli employees and executives (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023).**

10.22
Employment and Relocation Agreement, dated as of July 17, 2024, by and between the Company and Almog Adar (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024).

10.23	Manufacturing Services Agreement, dated as of October 3, 2024, by and between the Company and Cirtronics Corporation. *
19.1	Insider Trading Policy.***
21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024).
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst &Young Global, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.***
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.***
32.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.***
32.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.***

97.1	Compensation Recovery Policy (incorporated by reference to Annex A to the Lifeward Ltd. Compensation Policy for Executive Officers and Non-Executive Directors filed herewith as Exhibit 10.18).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
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

Lifeward Ltd.

By:	/s/ Larry Jasinski
Name: Larry Jasinski
Title: Chief Executive Officer

Date: March 7, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of Lifeward Ltd. do hereby constitute and appoint Larry Jasinski and Mike Lawless the lawful attorney and agent with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determines may be necessary or advisable or required to enable Lifeward Ltd. to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Jasinski	Director and Chief Executive Officer	March 7, 2025
Larry Jasinski	(Principal Executive Officer)

/s/ Mike Lawless	Chief Financial Officer	March 7, 2025
Mike Lawless	(Principal Financial Officer)

/s/ Almog Adar	Vice President of Finance	March 7, 2025
Almog Adar	(Principal Accounting Officer)

/s/ Joseph Turk	Chairman of the Board	March 7, 2025
Joseph Turk

/s/ Dr. John William Poduska	Director	March 7, 2025
Dr. John William Poduska

/s/ Randel Richner	Director	March 7, 2025
Randel Richner

/s/ Hadar Levy	Director	March 7, 2025
Hadar Levy

/s/ Michael Swinford	Director	March 7, 2025
Michael Swinford

/s/ Robert Marshall	Director	March 7, 2025
Robert Marshall

PART IV

LIFEWARD LTD

CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer Menachem Begin 144, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-2-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

LIFEWARD LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lifeward Ltd. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes is shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1e to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operating activities, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1e. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition

Description of the Matter
As described in Note 2 of the consolidated financial statements, the Company recognizes revenues from the SCI products at a point in time based on the consideration to which the company is entitled to in exchange for sales of its SCI products, and includes variable consideration.

The Company estimates the amount of variable consideration that is included in the transaction price mainly by estimating claims reimbursement by the Centers for Medicare & Medicaid Services (CMS), which is based primarily on actual historical collection experience from CMS. For the year ended December 31, 2024, revenues were $3.2 million.

Auditing management's determination of the variable consideration was complex and judgmental due to significant data inputs and subjective assumptions utilized in the process. In determining the variable consideration, management develops estimates based on actual historical collection experience by CMS.

How We Addressed the Matter in Our Audit
To test the estimate of variable consideration, our audit procedures included, evaluating the methodology used and testing the underlying data used by management in its analysis, performing independent recalculation of management's estimate and evaluating the historical accuracy by comparing such estimates to subsequent actual results. We assessed the historical accuracy of management’s estimate and performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the expected collection rates used and the corresponding effect on revenues.

We also evaluated the disclosures included in the notes to the consolidated financial statements.

Impairment Assessment of Long-Lived Assets (Assets group)

Description of the Matter
As discussed in note 2 to the consolidated financial statements, long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of the Long-lived assets (assets group) is measured by a comparison of the undiscounted future cash flows the Long-lived assets (assets group) is expected to generate to the carrying amounts of the assets group. If such evaluation indicates that the carrying amount of the long-lived assets (assets group) is not recoverable, an impairment loss is calculated based on the excess of the carrying amount of the long- lived assets (assets group) over its fair value. The company identified triggering event and performed an impairment assessment with respect to LCAI assets group. For the year ended December 31, 2024, as a result of the assessment, the Company’s recorded an impairment charge of $9.8 Million.

Auditing management’s estimation of the fair value of the long-lived assets (assets group) of LCAI was complex and highly judgmental due to the significant measurement uncertainty in determining the fair value of the long-lived assets. In particular, the fair value estimates were sensitive to significant assumptions such as discount rate and forecasted revenues, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
To test the management's estimation of the fair value of the long-lived assets (assets group) of LCAI, we performed audit procedures that included, assessing the fair value methodologies utilized by management and the significant assumptions, including the completeness and accuracy of the underlying data used in the analyses. we compared the significant assumptions to current financial and operating plans, market and industry studies and historical trends. We also assessed the historical accuracy of management’s forecasts and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value estimates of the long-lived assets that would result from changes in the assumptions. We involved our valuation specialists in evaluating the discount rate and valuation methodology used by the Company.

KOST FORER GABBAY & KASIERER
A Member of EY Global

We have served as the Company’s auditor since 2014.

Tel-Aviv, Israel
March 7, 2025

LIFEWARD LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,746	$28,083
Restricted cash	197	-
Trade receivables, net of credit losses of $160 and $328, respectively	6,004	3,120
Prepaid expenses and other current assets	1,624	2,366
Inventories	6,723	5,653
Total current assets	21,294	39,222

LONG-TERM ASSETS

Restricted cash and other long-term assets	240	784
Operating lease right-of-use assets	548	1,861
Property and equipment, net	867	1,262
Intangible assets, net	‐	12,525
Goodwill	7,538	7,538
Total long-term assets	9,193	23,970

Total assets	$30,487	$63,192

The accompanying notes are an integral part of these consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	December 31,
	2024	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,022	$5,069
Employees and payroll accruals	1,332	2,034
Deferred revenue	1,248	1,504
Current maturities of operating leases liability	858	1,296
Earnout liability	608	576
Other current liabilities	1,157	1,316
Total current liabilities	10,225	11,795

LONG-TERM LIABILITIES

Earnout liability	‐	2,716
Deferred revenues	1,324	1,506
Non-current operating leases liability	22	607
Other long-term liabilities	67	58
Total long-term liabilities	1,413	4,887

Total liabilities	11,638	16,682

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Ordinary share of NIS 1.75 par value-Authorized: 25,000,000 shares at December 31, 2024 and 17,142,857 at December 31, 2023; Issued: 9,382,801 and 9,161,798 shares at December 31, 2024 and December 31, 2023, respectively; Outstanding: 8,808,143 and 8,587,140 shares as of December 31, 2024 and December 31, 2023 respectively (1)	4,590	4,487
Additional paid-in capital	282,287	281,109
Treasury Shares at cost, 574,658 ordinary shares at December 31, 2024 and December 31, 2023	(3,203)	(3,203)
Accumulated deficit	(264,825)	(235,883)

Total shareholders’ equity	18,849	46,510

Total liabilities and shareholders’ equity	$30,487	$63,192

The accompanying notes are an integral part of these consolidated financial statements.

(1) Reflects one-for-seven reverse share split that became effective on March 15, 2024. See Note 9a to the consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2024	2023	2022
Revenue	$25,663	$13,854	$5,511
Cost of revenue	17,447	9,401	3,606

Gross profit	8,216	4,453	1,905

Operating expenses:
Research and development, net	4,625	4,148	4,031
Sales and marketing	17,949	13,922	9,842
General and administrative	5,195	9,995	7,134
Impairment charges	9,794	-	-

Total operating expenses	37,563	28,065	21,007

Operating loss	(29,347)	(23,612)	(19,102)

Financial income, net	448	1,467	* )

Loss before income taxes	(28,899)	(22,145)	(19,102)
Taxes on income (benefit)	43	(12)	467

Net loss	$(28,942)	$(22,133)	$(19,569)

Net loss per ordinary share, basic and diluted	$(3.33)	$(2.59)	$(2.20)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted (1)	8,691,271	8,531,294	8,911,256

The accompanying notes are an integral part of these consolidated financial statements.

*)          Represents an amount lower than $1.

(1) Reflects one-for-seven reverse share split that became effective on March 15, 2024. See Note 9a to the consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)

	Ordinary Share		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (1)	Amount	capital	Shares	deficit	equity
Balance as of December 31, 2021	8,925,722	4,661	278,903	‐	(194,181)	89,383
Share-based compensation to employees and non-employees	‐	‐	993	‐	‐	993
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	77,620	39	(39)	‐	‐	‐
Treasury shares at cost	(419,029)	(211)	‐	(2,431)	‐	(2,642)
Net loss	‐	‐	‐	‐	(19,569)	(19,569)
Balance as of December 31, 2022	8,584,313	$4,489	$279,857	$(2,431)	$(213,750)	$68,165
Share-based compensation to employees and non-employees	‐	‐	1,328	‐	‐	1,328
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	158,456	76	(76)	‐	‐	‐
Treasury shares at cost	(155,629)	(78)	‐	(772)	‐	(850)
Net loss	‐	‐	‐	‐	(22,133)	(22,133)
Balance as of December 31, 2023	8,587,140	4,487	281,109	(3,203)	(235,883)	46,510
Share-based compensation to employees and non-employees	‐	‐	1,281	‐	‐	1,281
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	221,003	103	(103)	‐	‐	‐
Net loss	‐	‐	‐	‐	(28,942)	(28,942)
Balance as of December 31, 2024	8,808,143	4,590	282,287	(3,203)	(264,825)	18,849

(1) Reflects one-for-seven reverse share split that became effective on March 15, 2024. See Note 9a to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2024	2023	2022
Cash flows used in operating activities:
Net loss	$(28,942)	$(22,133)	$(19,569)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	494	239	202
Amortization of intangible assets	3,347	1,608	-
Impairment of intangible and tangible assets	9,794	-	-
Share-based compensation	1,281	1,328	993
Deferred taxes	-	-	316
Remeasurement of earnout liability	(2,684)	(315)	-
Interest income	-	(11)	-
Exchange rate fluctuations	(34)	(45)	79

Changes in assets and liabilities:

Trade receivables, net	(2,884)	(311)	(408)
Prepaid expenses, operating lease right-of-use assets and other assets	1,383	(531)	94
Inventories	(920)	(277)	(117)
Trade payables	(47)	1,037	566
Employees and payroll accruals	(702)	(14)	140
Deferred revenues	(438)	(269)	(34)
Operating lease liabilities and other liabilities	(1,366)	(973)	(153)
Net cash used in operating activities	(21,718)	(20,667)	(17,891)

Cash flows used in investing activities:
Acquisition of a business, net of cash acquired	-	(18,068)	-
Purchase of property and equipment	-	(81)	(25)
Net cash used in investing activities	-	(18,149)	(25)

Cash flows used in financing activities:
Purchase of treasury shares	-	(992)	(2,500)
Net cash used in financing activities	-	(992)	(2,500)

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	34	45	(79)
Decrease in cash, cash equivalents, and restricted cash	(21,684)	(39,763)	(20,495)
Cash, cash equivalents, and restricted cash at beginning of period	28,792	68,555	89,050
Cash, cash equivalents, and restricted cash at end of period	$7,108	$28,792	$68,555

The accompanying notes are an integral part of these consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2024	2023	2022

Supplemental disclosures of non-cash flow information
Classification of inventory to property and equipment, net	$404	$481	$67
Amounts related to shares re-purchase not yet paid	$-	$-	$142
ROU assets obtained from lease liabilities	$193	$513	$-

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(7)	$126	$113
Cash received from interest	$654	$1,341	-

Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$6,746	$28,083	$67,896
Restricted cash included in other long-term assets	$362	$709	$659
Total Cash, cash equivalents, and restricted cash	$7,108	$28,792	$68,555

The accompanying notes are an integral part of these consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES

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

The Company has sought to expand its product offerings beyond the SCI Products through internal development and distribution agreements. The Company has developed its ReStore Exo-Suit device (the “ReStore”), which it began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. In the second quarter of 2020, the Company signed an agreement to distribute product lines in the United States, one of which we later discontinued. The Company is the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to U.S. veterans through the Veterans Health Administration (“VHA”) hospitals.

The Company made its first acquisition to supplement its internal growth when it acquired AlterG, Inc., a leading provider of anti-gravity systems for use in physical and neurological rehabilitation. The Company paid a cash purchase price of approximately $19 million at closing and additional cash earnouts may be paid based upon a percentage of AlterG’s revenue growth over the two years following the closing. The AlterG anti-gravity systems use patented, NASA-derived Differential Air Pressure (“DAP”) technology to reduce the effects of gravity and allow people to rehabilitate with finely calibrated support and reduced pain. The Company will continue to evaluate other products for distribution or acquisition that can broaden its product offerings further to help individuals with neurological injury and disability.

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

The Company markets and sells its products directly to institutions and individuals and through third-party distributors. The Company sells its products directly primarily in the United States and Germany, through a combination (depending on the product line) of direct sales and distributors in Germany, Canada, and Australia, and primarily through distributors in other markets. In its direct markets, the Company has established relationships with clinics and rehabilitation centers, professional and college sports teams, and individuals and organizations in the spinal cord injury community, and in its indirect markets, the Company’s distributors maintain these relationships.

d.
The Company depends on one contract manufacturer to manufacture the ReWalk and the ReStore products in its portfolio, Sanmina. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduces control over component availability, delivery schedules, manufacturing yields and costs. Starting in January 2025, the Company signed a contract with Cirtronics’ Corporation to manufacture and assembly of our AlterG products.

e.
The Company has incurred losses since inception and expects to continue to incur losses for the foreseeable future. The Company’s accumulated deficit as of December 31, 2024 was $264.8 million and negative cash flows from operating activities during the year ended December 31, 2024 was $21.7 million. The Company’s cash and cash equivalent on December 31, 2024 totalled $6.7 million. As of December 31, 2024, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the date of the filing date of the consolidated financial statements. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The current cash balance, historical trend of cash used in operations and lack of certainty regarding a future capital raise, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements. The inability to borrow or raise sufficient funds on commercially reasonable terms, would have serious consequences on our financial condition and results of operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The consolidated financial statements for the year ended December 31, 2024 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2:-          SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), applied on a consistent basis, as follows:

a.	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to inventories, fair values of share-based awards, contingent liabilities, provision for warrant and allowance for credit losses. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence.

The Company periodically evaluates the ability to realize the value of inventory based on a combination of factors, including the quantities on hand relative to historical, current, and projected sales volume. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. Based on this evaluation, an impairment charge is recorded when required to write-down inventory to its net realized value. Any write-off is recognized in the consolidated statements of operations as cost of revenues.

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

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

Percentage of Original Cost
Computer equipment	20-33% (mainly 33)
Office furniture and equipment	6 – 10% (mainly 10)
Machinery and laboratory equipment	15%
Field service units	20-50%
Leasehold improvements	Over the shorter of the lease term or estimated useful life

g.	Business Combinations

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

As of December 31, 2024 and 2023, no impairments of goodwill have been recognized.

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

In 2024, an impairment loss of $9.8 million was recorded. During the years ended December 31, 2023 and 2022, no impairment losses have been recorded.

j.	Restricted cash and Other long-term assets:

Other long-term assets include long-term prepaid expenses and restricted cash deposits for offices and cars leasing based upon the term of the remaining restrictions.

k.	Treasury shares

The Company repurchased its ordinary shares and holds them as treasury shares. The Company presents the cost to repurchase treasury shares as a reduction of shareholders’ equity.

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

The Company generally considers a purchase order or a signed quote to be a contract with a customer. In evaluating the contract with a customer, the Company analyses the customer’s intent and ability to pay the amount of promised consideration (credit risk) and considers the probability of collecting substantially all of the consideration.

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

The Company does not offer extended payment terms beyond one year to customers and has chosen to apply the practical expedient, opting not to evaluate payment terms of one year or less for the existence of a significant financing component.

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

Disaggregation of Revenue (in thousands):

	Year Ended December 31,
	2024	2023	2022
Product	$19,920	$10,681	$4,175
Rental	2,557	1,033	859
Service and warranty	3,186	2,140	477
Total Revenues	$25,663	$13,854	$5,511

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

Payment terms between the Company and its payors typically range between 30 to 45 days, depending on the type of payer, country of sale, and the products or services offered. However, for CMS, payments may take up to twelve months.

The Company generally does not grant a right of return for its products. In rare circumstances when the Company provides a right of return for its products, the Company records reductions to revenue for expected future product returns based on the Company’s historical experience and estimates.

During 2024, the Company offered five products: (1) ReWalk Personal Exoskeletons, (2) ReWalk Rehabilitation Exoskeleton, (3) ReStore, (4) AlterG Anti-Gravity systems, (5) MyoCycle.

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

With the recent establishment of a Medicare reimbursement pathway for the ReWalk product, the Company includes variable consideration when, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company reassesses variable consideration at each reporting period and, if necessary, these estimates are adjusted to reflect the anticipated amounts to be collected when those facts and circumstances become known.

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

Service and warranties

The Company services its products after expiration of the initial warranty. Service revenue, consisting of time and materials to perform the repairs, is recorded as services are rendered, as the customers consume the benefits over the service term.

Warranties are classified as either an assurance type or a service type warranty. A warranty is considered an assurance type warranty if it provides the customer with assurance that the product will function as intended for a limited period of time. An assurance type warranty is not accounted for as a separate performance obligation under the revenue model.

SCI Products generally include a five -year warranty. The first two years are considered as an assurance type warranty and the additional period is considered an extended service arrangement, which is a service type warranty. A service type warranty is either sold with a unit or separately for a unit for which the warranty has expired. A service type warranty is accounted as a separate performance obligation and revenue is recognized ratably over the life of the warranty as the customer consume the benefit over the service term.

With the recent establishment of a Medicare reimbursement pathway, the Company offers its SCI Products to qualified Medicare beneficiaries with a two-year assurance type warranty, consistent with the coverage decision by CMS.

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

The MyoCycle FES cycles are sold with assurance type warranty offered by the manufacturer, MYOLYN, ranging between three years to ten years, depending on the specific product and part.

Contract balances (in thousands):

	December 31,	December 31,
	2024	2023
Trade receivable, net of credit losses (1)	$6,004	$3,120
Deferred revenues (1) (2)	$2,572	$3,010

(1)	Balance presented net of unrecognized revenue that was not yet collected.

(2)	$1.7 million of the December 31, 2023 deferred revenue balance was recognized as revenue during the year ended December 31, 2024.

Accounts Receivable — Billed — Billed accounts receivables include all outstanding invoices to customers, as well as amounts allowed to be billed according to contractual billing terms with customers.

Accounts Receivable — Unbilled — Unbilled accounts receivables are recorded when revenue recognition criteria is met prior to contractual billing terms being met.

Deferred revenue which represent a contract liability, include unearned amounts related to service type warranty obligations as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized. The Company's unearned performance obligations as of December 31, 2024 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $2.8 million, which will be fulfilled over one to five years.

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

The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards. The Company accounts for forfeitures as they occur.

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its share-option awards. The option-pricing model requires a number of assumptions, of which the most significant are the fair market value of the underlying ordinary share, expected share price volatility and the expected option term. Expected volatility is calculated based on actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected term of the options. The expected option term is determined based on the simplified method, as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The fair value of Restricted Stock Units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant.

The Company accounts for options granted to consultants and other service providers under ASC 718. The fair value of these options was estimated using a Black-Scholes-Merton option-pricing model.

n.	Warrants to Acquire Ordinary Shares:

During the twelve months ended December 31, 2024, 2023, and 2022, the Company did not issue any warrants. The Company assessed the warrants pursuant to ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” and determined that the warrants should be accounted for as equity and not as a derivative liability. Refer to Note 9f for additional information.

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

As of December 31, 2024, and 2023, the Company did not identify any significant uncertain tax positions.

q.	Warranty provision:

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2023	$348
Provision	825
Usage	(781)
Balance at December 31, 2024	$392

r.	Concentrations of Credit Risks:

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

The below table reflects the concentration of credit risk for the Company’s current customers as of December 31, 2024 and 2023, to which substantial sales were made.

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	December 31,
	2024	2023
Customer A	40%	-

The allowance for credit losses is based on the Company's assessments of factors that may affect a customer's ability to pay. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors, including an assessment of the current customer's aging balance, the nature and size of the customer, the financial condition of the customer, and the amount of any receivables in dispute. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2024, and 2023 trade receivables are presented net of $160 thousand and $328 thousand allowance for credit losses, respectively.

s.	Accrued Severance Pay:

Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. All of the employees of the LL elected to be included under section 14 of the Severance Pay Law, 1963 (“section 14”). According to this section, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 release the Company from any future severance payments (under the above Israeli Severance Pay Law) in respect of those employees; therefore, related assets and liabilities are not presented in the balance sheet.

Total Company’s expenses related to severance pay amounted to $126 thousand, $114 thousand and $113 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of December 31, 2024 and December 31, 2023 (in thousands):

		Fair value measurements as of
Description	Fair Value Hierarchy	December 31, 2024	December 31, 2023
Financial assets:

Money market funds included in cash and cash equivalent	Level 1	$2,697	$2,550
Treasury bills included in cash and cash equivalent	Level 1	$-	$2,525

Total Assets Measured at Fair Value		$2,697	$5,075

Financial Liabilities:
Earnout	Level 3	$608	$3,292

Total liabilities measured at fair value		$608	$3,292

The Company classifies cash equivalents within Level 1, because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair values.

The estimated fair value of the earnout is determined using Level 3 inputs. Inherent in a Monte Carlo simulation analysis are assumptions related to projected revenues, expected term, volatility, annual revenue yield and interest rate. The interest rate is based on the U.S. Technology B bond yield.

The following table summarizes the earnout liability activity as of December 31, 2024 (in thousands):

Earnout
Balance December 31, 2023	$3,292
Change in fair value	$(2,684)
Balance December 31, 2024	$608

The estimated fair value of the asset group, is part of an impairment assessment, is determined using Level 3 inputs, by applying both a market and cost approach, which we believe most accurately reflects a market participant's viewpoint in assessing its value.

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

x.	Lessee

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

The total rental revenue for the AlterG Anti-Gravity Products has amounted to $719 thousand for the years ended December 31, 2024 and $249 thousand from the time of acquisition through December 31, 2023.

y.	New Accounting Pronouncements

Recently Implemented Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, “Segment Reporting” on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance effective January 1, 2024 retrospectively to all periods presented in financial statements. For additional information see Note 13 of these consolidated financial statements.

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

ii.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

NOTE 3:-          PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31,
	2024	2023
Government institutions	$289	$253
Prepaid expenses	1,046	1,227
Advances to vendors	-	139
Other assets	289	747

	$1,624	$2,366
NOTE 4:-          INVENTORIES

The components of inventories are as follows (in thousands):

	December 31,
	2024	2023
Finished products	$3,580	$3,157
Raw materials	3,143	2,496

	$6,723	$5,653

During the twelve months ended December 31, 2024, 2023, and 2022, the Company recognized, at cost of revenues, reserves for excess and obsolete in the amount of $981 thousand, $398 thousand, and $502 thousand, respectively.

NOTE 5:-          BUSINESS COMBINATION

On August 11, 2023, pursuant to an Agreement and Plan of Merger, dated August 8, 2023, among LI, AlterG, Inc., Merger Sub, and Shareholder Representative Services LLC, the Company acquired AlterG, Inc., which became a wholly owned subsidiary of the Company. Following the acquisition and rebranding, AlterG, Inc. was renamed LCAI.

LCAI develops, manufactures, and markets Anti-Gravity systems for use in physical and neurological rehabilitation and athletic training, both in the United States and internationally. The aggregate purchase price was a total of $19.0 million in cash, subject to working capital and other customary purchase price adjustments. Additional cash earnouts may be paid based upon a percentage of AlterG’s future revenue growth over the next two years subject to working capital and other customary purchase price adjustments.

The total consideration transferred is as follows (in thousands):

Cash	$18,493
Earnout payments	$3,607
Total consideration	$22,100

Earnout payments

The Company will pay an amount of cash equal to 65% of the amount, if any, by which AlterG revenue attributable to the first 12 months period exceeds revenue target (“first earnout payment"), and an amount in cash equal to 65% of the amount, if any, by which AlterG revenue attributable to the following 12 months period exceeds the revenue from the first 12 month period (“second earnout payment"). At the date of acquisition, management estimated fair value of the earnout payment based on the actual up to date performance of the acquired entity and the probability of the earn out payment occurrence to be at approximately $3.6 million. The Earn-out was accounted for as a liability and will be remeasured at each reporting period through the consolidated statement of operations.

As the revenue target for the first earnout payment was not met, no earnout payment was made for the first earnout period.

The Company has accounted for the AlterG acquisition as a business combination. The Company has allocated the purchase price of approximately $22.1 million fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

Under the purchase price allocation, the Company allocates the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the estimates of their fair values. The fair values for the intangible assets acquired were based on significant inputs that are not observable in the market and thus represent a Level 3 measurement in the fair value hierarchy. Customer relationships, distributor relationships, backlog, trademark and developed technology were valued using the income approach, based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The discounted cash flow analyses factor in assumptions on revenue and expense growth rates including estimates of customer growth and attrition rates, distributor growth and attrition rates, technology obsolescence, and relief from royalty projections. Additionally, these discounted cash flow analyses factor in expected amounts of working capital, fixed assets, assembled workforce and cost of capital for each intangible asset.

The Company incurred acquisition-related costs of $2.5 million included in General and administrative costs.

The table below presents the unaudited pro forma revenue and earnings of the combined business as if the acquisition had occurred as of January 1, 2022 (in thousands):

	Twelve Months Ended December 31,
	2023 (Unaudited)	2022 (Unaudited)
Revenues	$24,923	$25,307
Net loss	$(21,761)	$(28,369)

The total revenues and net loss of AlterG, included in the consolidated statement of operations, since the acquisition date through December 31, 2023, amounted to $7,658 thousand and $249 thousand, respectively.

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

As of December 31, 2024, the components of, and changes in, the carrying amount of intangible assets, net, were as follows (in thousands):

	Cost	December 31, 2024 Accumulated Amortization	December 31, 2024 Impairment	Intangible Assets, Net
Trademark	795	(369)	(426)	-
Technology	6,161	(2,144)	(4,017)	-
Customer relationship - Warranty	201	(140)	(61)	-
Customer relationship - Rental	2,102	(732)	(1,370)	-
Customer relationship - Distribution	4,578	(1,274)	(3,304)	-
Backlog	296	(296)	-	-
Total Amortized Intangible Assets	14,133	(4,955)	(9,178)	-

During the years ended December 31, 2024 and 2023 the Company recorded amortization expense in the amounts of $3.3 million and $1.6 million, respectively.

In the fourth quarter of 2024, the Company identified indicators of impairment related to certain acquired intangible assets, primarily due to lower-than-expected financial performance. Following an impairment analysis, the Company recorded a non-cash impairment charge of $9.2 million related to customer relationships, acquired technology, and trademark. No impairment of intangible assets was recorded for the year ended December 31, 2023.

NOTE 7:-          PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2024	2023
Cost:
Computer equipment	$1,690	$1,690
Office furniture and equipment	468	468
Machinery and laboratory equipment	621	621
Field service units	4,464	4,166
Leasehold improvements	658	658

	$7,901	$7,603

	December 31,
	2024	2023
Accumulated depreciation	7,034	6,341

Property and equipment, net	$867	$1,262

Depreciation expenses amounted to $494 thousand, $239 thousand, and $202 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.

In the fourth quarter of 2024, the Company recorded an impairment charge of $0.3 million related to the closure of its Fremont, California site. The impairment was due to the reduction in the expected future use of the assets at this location. No impairment charges were recorded for the year ended December 31, 2023.

NOTE 8:-          COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitment:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be cancelled without penalty. As of December 31, 2024, non-cancellable outstanding obligations amounted to approximately $7.3 million.

b.	Operating lease commitment:

(i)
The Company operates from leased facilities in Israel, the United States and Germany, with leases expiring in 2025. A portion of the Company’s facilities leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)
LL and LG lease cars for their employees under cancellable operating lease agreements expiring at various dates between 2025 and 2027. A subset of the Company’s cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. LL and LG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $27 thousand as of December 31, 2024.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s consolidated balance sheets as of December 31, 2024 are as follows (in thousands):

2025	$894
2026	23
2027	2
Total lease payments	919
Less: imputed interest	(39)
Present value of future lease payments	880
Less: current maturities of operating leases	858
Non-current operating leases	$22
Weighted-average remaining lease term (in years)	0.75
Weighted-average discount rate	9.28%

Total lease expenses for the years ended December 31, 2024, 2023 and 2022 were $1,295 thousand, $976 thousand, and $739 thousand, respectively.

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the IIA. Since the Company’s inception through December 31, 2024, the Company received funding from the IIA in the total amount of $2.8 million. Out of the $2.8 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $806 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the SOFRPR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of December 31, 2024, the Company paid royalties to the IIA in the total amount of $114 thousand.

Royalties expenses in cost of revenue were $2 thousand, $17 thousand and $7 thousand, for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel.

Additionally, the License Agreement requires the Company to pay Harvard University (“Harvard”) royalties on net sales, see Note 10 below for more information about the Collaboration Agreement (as defined below) and the License Agreement (as defined below).

d.	Liens

As part of the Company’s restricted cash and other long-term assets, as of December 31, 2024, an amount of $362 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

At the Company’s 2023 annual general meeting, the Company’s shareholders approved (i) a reverse share split within a range of 1:2 to 1:12, to be effective at the ratio and on a date to be determined by the Board of Directors, and (ii) amendments to the Company’s Articles of Association authorizing an increase in the Company’s authorized share capital (and corresponding authorized number of ordinary shares, proportionally adjusting such number for the reverse share split) so that the maximum number of authorized ordinary shares would be 120 million. In accordance with the shareholder approval, in early March 2024 the Board of Directors of the Company approved a one-for-seven reverse share split of the Company’s ordinary shares, reducing the number of the Company’s issued and outstanding ordinary shares from approximately 60.1 million pre-split shares to approximately 8.6 million post-split shares. The Company’s ordinary shares began trading on a split-adjusted basis on March 15, 2024. Additionally, effective at the same time, the total authorized number of ordinary shares of the Company was adjusted to 25 million post-split shares, the par value per share of the ordinary shares changed to NIS 1.75 and the authorized share capital of the Company changed from NIS 30,000,000 to NIS 43,750,000. All share and per share data included in these consolidated financial statements give retroactive effect to the reverse share split for all periods presented.

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

On August 19, 2014, the Company’s board of directors adopted the Lifeward Ltd. 2014 Incentive Compensation Plan or the “Plan”. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, cash-based awards, other stock-based awards and dividend equivalents to the Company’s and its affiliates’ respective employees, non-employee directors and consultants.

Starting in 2014, the Company grants RSU as well to directors and employees under this Plan. An RSU award is an agreement to issue shares of the company’s ordinary shares at the time the award is vested.

The options generally vest over four years, with certain options granted to non-employee directors vesting over one year.

Any options or RSUs that were forfeited or canceled before expiration were previously available for future grants under the Plan; however, since the Plan has expired, no further grants can be made under it.

As of December 31, 2024, no ordinary shares remained reserved, as the Company’s Plan expired on August 19, 2024, and a new plan has not yet been adopted as a replacement, as it has not been approved by the shareholders. As of December 31, 2023, the Company had reserved 145,560 ordinary shares, available for issuance to employees, directors, officers, and non-employees of the Company. This amount reflects the number of ordinary shares after the 1-for-7 reverse share split effected by the Company on March 15, 2024.

A summary of employee and non-employee shares options activity during the fiscal year ended 2024 is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the year	4,723	$259.73	4.39	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(150)	1340.84	-	-

Options outstanding at the end of the year	4,573	$187.94	3.47	$-

Options exercisable at the end of the year	4,573	$187.94	3.47	$-

There were no options granted during the fiscal year ended December 31, 2024, 2023 and 2022. The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders, which hold options with positive intrinsic value, exercised their options on the last date of the exercise period. During the years ended December 31, 2024, 2023 and 2022, no options were exercised.

A summary of employee and non-employee RSUs activity during the fiscal year ended 2024 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs at the beginning of the year	538,885	6.07
Granted	14,740	4.80
Vested	(221,003)	6.55
Forfeited	(5,379)	6.51

Unvested RSUs at the end of the year	327,243	5.68

The weighted average grant date fair values of RSUs granted during the fiscal year ended December 31, 2024, 2023 and 2022, were $4.80, $4.62 and $7.00, respectively.

Total fair value of shares vested during the year ended December 31, 2024, 2023 and 2022 were $1,447 thousand, $1,268 thousand, and $860 thousand, respectively. As of December 31, 2024, there were $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately 2.1 years.

The number of options and RSUs outstanding as of December 31, 2024 is set forth below, with options separated by range of exercise price:

Range of exercise price	Options and RSUs Outstanding as of December 31, 2024	Weighted average remaining contractual life (years) (1)	Options Exercisable as of December 31, 2024	Weighted average remaining contractual life (years) (1)
RSUs only	327,243	-	-	-
$37.6	1,774	4.24	1,774	4.24
$178.5 - $236.3	1,845	3.32	1,845	3.32
$350 - $367.5	864	2.46	864	2.46
$1,277.5 - $3,634.8	90	0.96	90	0.96
	331,816	3.47	4,573	3.47

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Equity compensation issued to consultants:

The Company granted 4,700 RSUs during the fiscal year ended December 31, 2024, to non-employee consultants. As of December 31, 2024, no RSUs were outstanding.

d.	Share-based compensation expense for employees and non-employees:

The Company recognized share-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$16	$9	$16
Research and development, net	168	157	94
Sales and marketing	401	381	250
General and administrative	696	781	633

Total	$1,281	$1,328	$993

e.	Treasury shares:

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

As of December 31, 2024, pursuant to the Company’s share repurchase program, the Company had repurchased a total of 574,658 of its outstanding ordinary shares at a total cost of $3.5 million. This amount reflects the number of ordinary shares after the 1-for-7 reverse share split effected by the Company on March 15, 2024, which also resulted in an increase of the par value per share to NIS 1.75.

f.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2024:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	681	$52.50	681	See footnote (1)
December 28, 2016 (2)	272	$52.50	272	See footnote (1)
February 10, 2020 (3)	4,054	$8.75	4,054	February 10, 2025
February 10, 2020 (4)	15,120	$10.94	15,120	February 5, 2025
July 6, 2020 (5)	64,099	$12.32	64,099	January 2, 2026
July 6, 2020 (6)	42,326	$15.95	42,326	July 2, 2025
December 8, 2020 (7)	83,821	$9.38	83,821	June 8, 2026
December 8, 2020 (8)	15,543	$12.55	15,543	June 8, 2026
February 26, 2021 (9)	780,095	$25.20	780,095	August 26, 2026
February 26, 2021 (10)	93,612	$32.05	93,612	August 26, 2026
September 29, 2021 (11)	1,143,821	$14.00	1,143,821	March 29, 2027
September 29, 2021 (12)	137,257	$17.81	137,257	September 27, 2026
	2,380,701		2,380,701

(1)

Represents warrants for ordinary shares issuable upon an exercise price of $52.50 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of December 31, 2024.

(2)	Represents common warrants that were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 1 for exercisability terms.

(3)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s best efforts offering of ordinary shares in February 2020. As of December 31, 2024, 534,300 warrants were exercised for total consideration of $4,675,125. During the twelve months that ended December 31, 2024, no warrants were exercised.

(4)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2020 best efforts offering. As of December 31, 2024, 32,880 warrants were exercised for total consideration of $359,625. During the twelve months that ended December 31, 2024, no warrants were exercised.

(5)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in July 2020. As of December 31, 2024, 288,634 warrants were exercised for total consideration of $3,555,976. During the twelve months that ended December 31, 2024, no warrants were exercised.

(6)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s July 2020 registered direct offering.

(7)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in December 2020. As of December 31, 2024, 514,010 warrants were exercised for total consideration of $4,821,416. During the twelve months that ended December 31, 2024, no warrants were exercised.

(8)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of December 31, 2024, 32,283 warrants were exercised for total consideration of $405,003. During the twelve months that ended December 31, 2024, no warrants were exercised.

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

As of December 31, 2024, the Company achieved three of the milestones which represent all development milestones under the License Agreement. The Company continues to evaluate the likelihood that the other milestones will be achieved on a quarterly basis.

The Company has recorded expenses in the amount of $51 thousand, $29 thousand, and $74 thousand as research and development expenses related to the License Agreement and to the Collaboration Agreement for the years ended December 31, 2024, 2023 and 2022, respectively. No withholding tax was deducted from the Company’s payments to Harvard in respect of the Collaboration Agreement and the License Agreement since this is not taxable income in Israel in accordance with Section 170 of the Israel Income Tax Ordinance 1961-5721.

NOTE 11:-          INCOME TAXES

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Corporate tax rates in Israel:

Presented hereunder are the tax rates relevant to the Company in the years 2022-2024:

The Israeli statutory corporate tax rate and real capital gains were 23% in the years 2022-2024.

b.	Income (loss) before taxes on income is comprised as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(15,022)	$(19,638)	$(19,110)
Foreign	(13,877)	(2,507)	8
	$(28,899)	$(22,145)	$(19,102)

c.	Taxes on income (benefit) are comprised as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current	$43	$(12)	$151
Deferred	-	-	316

	$43	$(12)	$467

	Year Ended December 31,
	2024	2023	2022
Domestic	$-	$-	$-
Foreign	43	(12)	467

	$43	$(12)	$467

d.	Deferred income taxes (in thousands):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of December 31, 2024 and 2023 are derived from temporary differences.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Based on the Company’s history of losses, the Company established a full valuation allowance for LL.

Undistributed earnings of certain subsidiaries as of December 31, 2024 were immaterial. The Company intends to reinvest these earnings indefinitely in the foreign subsidiaries. As a result, the Company has not provided for any deferred income taxes.

	December 31,
	2024	2023
Deferred tax assets:
Carry forward tax losses	$70,430	$64,090
Research and development expenses	1,378	1,311
Accrual and reserves	661	849
Share based compensation	507	394
Credit tax carry forwards	1,913	1,714
Intangible Assets	140	-
Lease liabilities	224	480
Total deferred tax assets	75,253	68,838
Valuation allowance	(75,055)	(65,209)
Deferred tax assets after valuation allowance	$198	$3,629

Deferred tax liabilities:
Right-of-use asset	(136)	(470)
Intangible Assets	-	(3,015)
Property and equipment	(62)	(144)
Total deferred tax liabilities	(198)	(3,629)

Net deferred tax assets	$-	$-

The net changes in the total valuation allowance for each of the years ended December 31, 2024, 2023 and 2022, are comprised as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$(65,209)	$(52,525)	$(48,098)
Changes due to exchange rate differences	-	-	1,418
Adjustment previous year loss	100	(5)	(14)
Acquisition	-	(7,269)	-
Additions during the year	(9,946)	(5,410)	(5,831)

Balance at end of year	$(75,055)	$(65,209)	$(52,525)

e.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Loss before taxes, as reported in the consolidated statements of operations	$(28,899)	$(22,145)	$(19,102)

Statutory tax rate	23%	23%	23.0%

Theoretical tax benefits on the above amount at the Israeli statutory tax rate	$(6,646)	$(5,093)	$(4,393)
Income tax at rate other than the Israeli statutory tax rate	(2,364)	56	(2)
Non-deductible expenses including equity-based compensation expenses and other	-	-	262
Operating losses and other temporary differences for which valuation allowance was provided	9,846	5,410	5,375
Permanent differences	(496)	(342)	(775)
Adjustment in respect of prior years	(297)	(43)	-

Actual tax expense (benefit)	$43	$(12)	$467

f.	Foreign tax rates:

Taxable income of LI and LCAI was subject to tax at the rate of 21% in 2024, 2023 and 2022.

Taxable income of LG was subject to tax at the rate of 30% in 2024, 2023, and 2022.

g.	Tax assessments:

LL has had final tax assessments up to and including the 2019 tax year. LG has had final tax assessments up to and including the 2018 tax year.

LI and LCAI file income tax returns in the United States and in various U.S. states. The returns for the years ended December 31, 2021, and later are generally subject to federal tax examination, while the returns for the years ended December 31, 2020, and later are generally subject to state tax examination. However, net operating losses and tax credits generally remain subject to tax examination and adjustment until they are utilized on a future tax return and the statute of limitations closes for that year. Therefore, tax attributes generally remain open to both federal and state tax examination and adjustment.

h.	Net operating carry-forward losses for tax purposes:

As of December 31, 2024, LL has carry-forward losses amounting to approximately $256.5 million, which can be carried forward for an indefinite period.

As of December 31, 2024, the Company had approximately $48.7 million of U.S. federal net operating loss (“NOL”) carry forwards, and $30.9 million of state NOL carry forwards, which will begin to expire in 2025 and 2028, respectively.  The federal net operating losses from years beginning after January 1, 2018, of approximately $19.2 million may be carried forward indefinitely and losses prior to January 1, 2018 of approximately $29.5 million expire beginning in 2027 under prior law.

Internal Revenue Code Section 382 places a limitation (“Section 382 Limitation") on the amount of taxable income which can be offset by NOL carry forwards after a change in control (generally greater than 50% change in the value of the stock owned by 5% shareholders during the testing period) of a loss corporation. California has similar rules. On August 11, 2023, AlterG was involved in an equity transaction that constitutes a Section 382 change in ownership. The change in ownership limits the ability to utilize net operating loss carry forwards in future years. The 382-limitation impact on NOLs has been included in the current period provision. The Company may have had earlier Section 382 changes in ownership. This will be assessed upon realization of tax attributes.

NOTE 12:-          FINANCIAL (EXPENSES) INCOME, NET

The components of financial (expenses) income, net were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Foreign currency transactions and other	$(67)	$133		$22
Interest Income	643	1,354		-
Bank commissions	(128)	(20)		(22)

	$448	$1,467	$	*	)

*) Represent an amount lower than $1.

NOTE 13:-          REPORTABLE SEGMENT

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues mainly from products, rental revenues and warranty and services (see Note 1 for a brief description of the Company’s business and Note 2l for details on the Company's revenue recognition).

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is the Company’s chief executive officer, who reviews financial information and annual operating plans presented on a consolidated basis, for purposes of making operating decisions, evaluating financial performance, and allocating resources. There is no expense or asset information, that are supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss as shown in our consolidated statements of operations. The CODM considers net loss in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

NOTE 14:-          GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Total revenues from external customers on the basis of the Company's geographical areas are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue based on customer’s location:
United States	14,425	7,636	2,303
Europe	9,546	5,044	3,057
Asia-Pacific	825	387	115
Rest of the world	867	787	36

Total revenues	$25,663	$13,854	$5,511

	December 31,
	2024	2023
Long-lived assets by geographic region:
Israel	$359	$529
United States	947	2,404
Germany	109	190

	$1,415	$3,123

(*) Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

Major customers data as a percentage of total revenue:

	Year Ended December 31,
	2024		2023	2022
Customer A	12.3%		-	-
Customer B	(*	)	12.2%	14.2%

*) Less than 10%

NOTE 15:-          BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share (in thousands, except share and per share data):

	Year ended December 31,
	2024	2023	2022
Net loss	$(28,942)	$(22,133)	$(19,569)

Net loss attributable to ordinary shares	(28,942)	(22,133)	(19,569)
Shares used in computing net loss per ordinary shares, basic and diluted *	8,691,271	8,531,294	8,911,256

Net loss per ordinary share, basic and diluted	$(3.33)	$(2.59)	$(2.20)

(*) Reflects one-for-seven reverse share split that became effective on March 15, 2024. See Note 9a to the consolidated financial statements.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

For the twelve months ended December 31, 2024 and 2023 the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 2,385,274 and 2,745,792, respectively. The amount was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

NOTE 16:-          RESTRUCTURING ACTIVITIES

On November 4, 2024, the Company announced plans to streamline its U.S. operations, including the closure of its facility in Fremont, California, and the transition of AlterG Anti-Gravity Systems manufacturing to Cirtronics Corporation, a nationally recognized contract manufacturer specializing in precision medical devices.

During the year ended December 31, 2024, the Company recorded restructuring expenses of $415 thousand, primarily related to employee termination benefits and site closure expenses, including facility decommissioning, waste disposal, and other related costs. Of the total restructuring expenses, $350 thousand were attributable to cost of goods sold and $65 thousand to general and administrative expenses. As of December 31, 2024, none of these amounts had been paid. The Company does not expect to incur additional material costs related to this restructuring initiative.

NOTE 17:-          SUBSEQUENT EVENTS

On January 7, 2025, the Company entered into a purchase agreement for the issuance and sale of 1,818,183 ordinary shares and accompanying ordinary warrants to purchase up to an aggregate of 1,818,183 Ordinary Shares at an exercise price of $2.75 per share. The shares were sold at an offering price of $2.75 each, and the offering was conducted pursuant to the Company’s shelf registration statement on Form S-3. The gross proceeds to the Company from the offering were approximately $5.0 million. In connection with the offering, the Company issued to the placement agent, H.C. Wainwright & Co. LLC, warrants to purchase up to 109,091 Ordinary Shares at an exercise price of $3.4375 per share, representing 125% of the offering price. The Company intends to use the net proceeds from the offering for continuing commercial efforts, working capital, and general corporate purposes.