Form 10-Q
period 2025-03-31
Lifeward Ltd.
filed 2025-05-15
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 or

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

Yes ☐     No ☒

As of May 13, 2025, the registrant had outstanding 11,007,592 ordinary shares, par value NIS 1.75 per share.

LIFEWARD LTD.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

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
•
market and other conditions, including the extent to which inflationary pressures, interest rate, currency rate fluctuations, and changes in trade policies (including tariffs and trade protection measures that have been or may in the future be imposed by the U.S. or other countries), or global instability may disrupt our business operations or our financial condition or the financial condition of our customers and suppliers, including the ongoing Russia-Ukraine conflict, ongoing conflict in the Middle East (including any escalation or expansion) and the increasing tensions between China and Taiwan; and

•	other factors discussed in the “Risk Factors” section of our 2024 annual report on Form 10-K and in our subsequent reports filed with the SEC.

The preceding list is not intended to be an exhaustive list of all forward-looking statements contained in this quarterly report. The statements are based on our beliefs, assumptions, and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance, or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements. In particular, you should consider the risks provided under “Part I, Item 1A. Risk Factors” of our 2024 annual report on Form 10-K, and in other reports subsequently filed by us with, or furnished to, the SEC.

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

PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS LIFEWARD LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$5,728	$6,746
Restricted Cash	194	197
Trade receivables, net of credit losses of $216 and $160, respectively	5,165	6,004
Prepaid expenses and other current assets	1,929	1,624
Inventories	6,802	6,723
Total current assets	19,818	21,294

LONG-TERM ASSETS

Restricted cash and other long-term assets	219	240
Operating lease right-of-use assets	457	548
Property and equipment, net	777	867
Goodwill	7,538	7,538
Total long-term assets	8,991	9,193
Total assets	$28,809	$30,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$4,466	$5,022
Employees and payroll accruals	1,174	1,332
Deferred revenues	1,327	1,248
Current maturities of operating leases liability	571	858
Earnout liability	608	608
Other current liabilities	925	1,157
Total current liabilities	9,071	10,225

LONG-TERM LIABILITIES
Deferred revenues	1,173	1,324
Non-current operating leases liability	48	22
Other long-term liabilities	61	67
Total long-term liabilities	1,282	1,413

Total liabilities	10,353	11,638

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 1.75 par value-Authorized: 25,000,000 shares at March 31, 2025 and December 31, 2024; Issued: 11,204,939 and 9,382,801 shares at March 31, 2025 and December 31, 2024, respectively; Outstanding: 10,630,281 and 8,808,143 shares as of March 31, 2025 and December 31, 2024 respectively	5,461	4,590
Additional paid-in capital	285,857	282,287
Treasury Shares at cost, 574,658 ordinary shares at March 31, 2025 and December 31, 2024	(3,203)	(3,203)
Accumulated deficit	(269,659)	(264,825)
Total shareholders’ equity	18,456	18,849
Total liabilities and shareholders’ equity	$28,809	$30,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$5,034	$5,283
Cost of revenues	2,912	3,888

Gross profit	2,122	1,395

Operating expenses:
Research and development, net	918	1,291
Sales and marketing	3,837	5,014
General and administrative	2,220	1,592

Total operating expenses	6,975	7,897

Operating loss	(4,853)	(6,502)
Financial income, net	30	232

Loss before income taxes	(4,823)	(6,270)
Taxes on income	11	6

Net loss	$(4,834)	$(6,276)

Net loss per ordinary share, basic and diluted	$(0.46)	$(0.73)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	10,486,151	8,590,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (1)	Amount	capital	Shares	deficit	equity
Balance as of December 31, 2023	8,587,140	$4,487	$281,109	$(3,203)	$(235,883)	$46,510
Share-based compensation to employees and non-employees	-	-	381	-	-	381
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	14,704	7	(7)	-	-	-
Net loss	-	-	-	-	(6,276)	(6,276)
Balance as of March 31, 2024	8,601,844	$4,494	$281,483	$(3,203)	$(242,159)	$40,615

Balance as of December 31, 2024	8,808,143	$4,590	$282,287	$(3,203)	$(264,825)	$18,849
Share-based compensation to employees and non-employees	-	-	220	-	-	220
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	3,955	2	(2)	-	-	-
Issuance of ordinary shares, net of issuance expenses in the amount of $779 (2)	1,818,183	869	3,352	-	-	4,221
Net loss	-	-	-	-	(4,834)	(4,834)
Balance as of March 31, 2025	10,630,281	$5,461	$285,857	$(3,203)	$(269,659)	$18,456

(1)	Reflects the Company’s one-for-seven reverse share split that became effective on March 15, 2024. See Note 7a to the condensed consolidated financial statements.

(2)	See Note 7f to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(4,834)	$(6,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	90	125
Amortization of intangible assets	-	831
Share-based compensation	220	381
Remeasurement of earnout liability	-	(4)
Interest income	-	(8)
Exchange rate fluctuations	(7)	15
Changes in assets and liabilities:
Trade receivables, net	839	(371)
Prepaid expenses, operating lease right-of-use assets and other assets	(180)	(17)
Inventories	(86)	(274)
Trade payables	(806)	(791)
Employees and payroll accruals	(158)	(547)
Deferred revenues	(72)	(216)
Operating lease liabilities and other liabilities	(499)	(521)
Net cash used in operating activities	(5,493)	(7,673)

Cash flows used in investing activities:
Purchase of property and equipment	(5)	-
Net cash used in investing activities	(5)	-

Cash flows from financing activities:
Issuance of ordinary shares in a “registered direct” offering, net of issuance expenses in the amount of $529 (1)	4,471	-
Net cash provided by financing activities	4,471	-

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	7	(15)
Decrease in cash, cash equivalents, and restricted cash	(1,020)	(7,688)
Cash, cash equivalents, and restricted cash at beginning of period	7,108	28,792
Cash, cash equivalents, and restricted cash at end of period	$6,088	$21,104
Supplemental disclosures of non-cash flow information
Classification of inventory to property and equipment	$5	$105
Expenses related to offerings not yet paid (1)	$250	-
Supplemental cash flow information:
Cash and cash equivalents	$5,728	$20,744
Restricted cash included in other long-term assets	360	360
Total Cash, cash equivalents, and restricted cash	$6,088	$21,104

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

b.
LL has three wholly owned (directly and indirectly) subsidiaries: (i) Lifeward, Inc. (“LI”) originally incorporated under the laws of Delaware on February 15, 2012 under the name of ReWalk Robotics, Inc., (ii) Lifeward GMBH (“LG”) originally incorporated under the laws of Germany on January 14, 2013 under the name of ReWalk Robotics GMBH, and (iii) Lifeward CA, Inc. ( “LCAI”) originally incorporated in Delaware on October 21, 2004 under the name of Gravus, Inc., which was later changed to AlterG, Inc. on June 30, 2005.

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

The Company has sought to expand its product offerings beyond the SCI Products through internal development and distribution agreements. The Company has developed its ReStore Exo-Suit device (the “ReStore”), which it began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. During the second quarter of 2020, the Company signed an agreement to be the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to US veterans through VA hospitals.

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

d.
During the first quarter of 2025, the Company incurred a consolidated net loss of $4.8 million and, as of March 31, 2025, had an accumulated deficit in the total amount of $269.7 million. The Company’s cash and cash equivalents as of March 31, 2025 totaled $5.7 million and the Company’s negative operating cash flow for the three months ended March 31, 2025 was $5.5 million. The Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the date of the filing date of the unaudited condensed consolidated financial statements.

The current cash balance, historical trend of cash used in operations and lack of certainty regarding future capital raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The inability to borrow or raise sufficient funds on commercially reasonable terms would have serious consequences on the Company’s financial condition and results of operations.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2:          BASIS OF PRESENTATION AND SUMMARY OF ESTIMATES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the 2024 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024 (the “2024 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the consolidated financial statements for the fiscal year ended December 31, 2024, included in the 2024 Form 10-K, unless otherwise stated.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to inventories, assets acquired and liabilities assumed in business combinations, revenue recognition, deferred revenue, fair values of share-based awards, contingent liabilities, provision for warranty and allowance for credit losses. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

		Fair value measurements as of
Description	Fair Value Hierarchy	March 31, 2025	December 31, 2024
Financial assets:

Money market funds included in cash and cash equivalent	Level 1	$1,893	$2,697

Total Assets Measured at Fair Value		$1,893	$2,697

Financial Liabilities:
Earnout	Level 3	$608	$608

Total liabilities measured at fair value		$608	$608

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the earnout liability activity as of March 31, 2025 (in thousands):

Earnout
Balance December 31, 2024	$608
Change in fair value	$-
Balance March 31, 2025	$608

Earnout payments

The Company will pay an amount of cash equal to 65% of the amount, if any, by which LCAI revenue attributable to the first 12 months period exceeds revenue target ("first earnout payment"), and an amount in cash equal to 65% of the amount, if any, by which LCAI revenue attributable to the following 12 months period exceeds its revenue target. However, the company did not meet the revenue target for the first year of the earnout, and as a result, no payment was be made for the first year. At the date of acquisition, management estimated fair value of the earnout payment based on the actual up to date performance of the acquired entity and the probability of the earn out payment occurrence to be at approximately $3.6 million. The earn-out was accounted for as a liability and will be remeasured at each reporting period through consolidated statement of operations.

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

Disaggregation of Revenues (in thousands):

	Three Months Ended March 31,
	2025	2024
Product	$3,726	$3,739
Rental	460	886
Service and warranty	848	658
Total Revenues	$5,034	$5,283

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

The Company offered five products: (1) ReWalk Personal, (2) ReWalk Rehabilitation, (3) AlterG Anti-Gravity system, (4) MyoCycle, and (5) ReStore.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ReWalk Personal and ReWalk Rehabilitation are SCI Products, which are currently designed for everyday use by paraplegic individuals at home and in their communities. SCI Products are custom fitted for each user, as well as for use by paraplegic patients in the clinical rehabilitation environment, where they provide individuals access to valuable exercise and therapy. ReWalk Rehabilitation is a ReWalk Personal product sold with multiple sizes of the Company’s adjustable parts to allow different users the ability to train within a clinic.

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

For AlterG Anti-Gravity Products, the Company offers extended warranty contracts that provide the technical support, parts, and labor coverage offered as part of the base warranty to the period after the base warranty has expired. Extended warranty revenue is recognized ratably over the extended warranty coverage period. The Company offers a one-year assurance type warranty to customers in the U.S. and two years assurance type warranty for spare parts only to its international distributors. For these products, the Company determines standalone selling price based on the price at which the performance obligation is sold separately.

Contract balances (in thousands):

	March 31,	December 31,
	2025	2024
Trade receivable, net of credit losses (1)	$5,165	$6,004
Deferred revenues (1) (2)	$2,500	$2,572

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	During the three months ended March 31, 2025, $0.5 million of the December 31, 2024 deferred revenues balance was recognized as revenues.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations, multi-year services contracts, as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized.

The Company’s unearned performance obligations as of March 31, 2025 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $2.5 million, which will be fulfilled over one to five years.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Concentrations of Credit Risks:

The below table reflects the concentration of credit risk for the Company’s current customers as of March 31, 2025, to which substantial sales were made:

	March 31,	December 31,
	2025	2024
Customer A	44%	40%

The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and future expected economic conditions. Trade receivables deemed uncollectable are charged against the allowance for credit losses when identified. As of March 31, 2025, and December 31, 2024, trade receivables are presented net of allowance for credit losses in the amount of $216 thousand and $160 thousand, respectively.

d.	Warranty provision

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2024	$392
Provision	103
Usage	(130)
Balance at March 31, 2025	$365

e.	Basic and diluted net loss per ordinary share:

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

As of March 31, 2025 and 2024, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 4,293,352 and 2,739,227, respectively, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

f.	Impairment of Long-Lived Assets

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

In 2024, an impairment loss of $9.8 million was recorded. During the three months ended March 31, 2025 no impairment losses have been recorded.

g.	Restricted cash and Other long-term assets:

Other long-term assets include long-term prepaid expenses and restricted cash deposits for offices and cars leasing based upon the term of the remaining restrictions.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h.	New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

i.
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of this pronouncement on the Company's related consolidated disclosures in its financial statements for the year ending December 31, 2025.

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

NOTE 4:          INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Finished products	$3,245	$3,580
Raw materials	3,557	3,143
	$6,802	$6,723

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:          GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company has $7.5 million of goodwill related to its purchase of LCAI in the third quarter of fiscal year 2023, which has an indefinite life, and is not deductible for tax purposes.

The carrying amounts of intangible assets were fully impaired as of December 31, 2024.

As of March 31, 2025, the components of, and changes in, the carrying amount of intangible assets, net, were as follows (in thousands):

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

The Company determined no impairment existed for goodwill for the three months ended March 31, 2025.

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

NOTE 6:          COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of March 31, 2025, non-cancelable outstanding obligations amounted to approximately $6.6 million.

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(ii)
LL and LG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2025 and 2028. A subset of the Company’s car leases is considered variable. The variable lease payments for such car leases are based on actual mileage incurred at the stated contractual rate. LL and LG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $27 thousand as of March 31, 2025.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2025 are as follows (in thousands):

2025	$572
2026	48
2027	27
2028	3
Total lease payments	650
Less: imputed interest	(31)
Present value of future lease payments	619
Less: current maturities of operating leases	571
Non-current operating leases	$48
Weighted-average remaining lease term (in years)	0.82
Weighted-average discount rate	9.79%

Lease expense under the Company’s operating leases was $197 thousand and $328 thousand for the three months ended March 31, 2025 and 2024 respectively.

c.	Royalties

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (“IIA”). Since the Company’s inception through March 31, 2025, the Company received funding from the IIA in the total amount of $2.8 million. Out of the $2.8 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $833 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the SOFR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of March 31, 2025, the Company paid royalties to the IIA in the total amount of $114 thousand.

There were no royalty expenses for the three months ended March 31, 2025 and 2024 respectively.

As of March 31, 2025, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

In accordance with the License Agreement with Harvard, the Company is required to pay royalties on net sales. Refer to note 10 in its 2024 Form 10-K for details regarding the License Agreement.

LCAI earns royalties under a license agreement with a third party and is recognized as earned. Royalty payments for the three months ended March 31, 2025 and 2024, were $0 and $23 thousand, respectively.

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

At the Company’s 2023 annual general meeting, the Company’s shareholders approved (i) a reverse share split within a range of 1:2 to 1:12, to be effective at the ratio and on a date to be determined by the Board of Directors, and (ii) amendments to the Company’s Articles of Association authorizing an increase in the Company’s authorized share capital (and corresponding authorized number of ordinary shares, proportionally adjusting such number for the reverse share split) so that the maximum number of authorized ordinary shares would be 120 million. In accordance with the shareholder approval, in early March 2024 the Board of Directors of the Company approved a one-for-seven reverse share split of the Company’s ordinary shares, reducing the number of the Company’s issued and outstanding ordinary shares from approximately 60.1 million pre-split shares to approximately 8.6 million post-split shares. The Company’s ordinary shares began trading on a split-adjusted basis on March 15, 2024. Additionally, effective at the same time, the total authorized number of ordinary shares of the Company was adjusted to 25 million post-split shares, the par value per share of the ordinary shares changed to NIS 1.75 and the authorized share capital of the Company changed from NIS 30,000,000 to NIS 43,750,000. All share and per share data included in these unaudited condensed consolidated financial statements give retroactive effect to the reverse share split for all periods presented.

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

As of March 31, 2025, and December 31, 2024, no ordinary shares were reserved, as the Company’s 2014 Incentive Compensation Plan (the “2014 Plan”) was terminated on August 19, 2024, and a new plan has not yet been approved as a replacement.

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Under the 2014 Plan, any option that was forfeited or canceled before expiration became available for future grants. However, as the 2014 Plan was terminated on August 19, 2024, no further options will be granted under this plan.

There were no options granted during the three months that ended March 31, 2025, and 2024.

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant. A summary of employee share options activity during the three months ended March 31, 2025, is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2024	4,573	$187.94	3.47	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(22)	500.74	-	-
Options outstanding as of March 31, 2025	4,551	$186.43	3.24	$-

Options exercisable as of March 31, 2025	4,551	$186.43	3.24	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the three months ended March 31, 2025 and 2024.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employees and non-employees RSUs activity during the three months ended March 31, 2025 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs as of December 31, 2024	327,243	$5.68
Granted	-	-
Vested	(3,955)	6.08
Forfeited	(4,200)	5.08
Unvested RSUs as of March 31, 2025	319,088	$5.69

There were no RSUs granted during the three months ended March 31, 2025, and 2024, respectively.

As of March 31, 2025, there were $1.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 1.9 years.

The number of options and RSUs outstanding as of March 31, 2025 is set forth below, with options separated by range of exercise price.

		Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of March 31, 2025	Weighted average remaining contractual life (years) (1)

Range of exercise price	Options and RSUs outstanding as of March 31, 2025

RSUs only	319,088	-	-	-
$37.6	1,774	3.99	1,774	3.99
$178.5 - $236.3	1,828	3.10	1,828	3.10
$350 - $367.5	864	2.21	864	2.21
$1,277.5 - $3,634.8	85	0.76	85	0.76
	323,639	3.24	4,551	3.24

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based awards to non-employee consultants:

As of March 31, 2025, there are no outstanding options or RSUs held by non-employee consultants.

d.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expenses for both employees and non-employees in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$4	$4
Research and development, net	36	46
Sales and marketing	82	111
General and administrative	98	220
Total	$220	$381

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable that were classified as equity as of March 31, 2025:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	681	$52.50	681	See footnote (1)
December 28, 2016 (2)	272	$52.50	272	See footnote (1)
July 6, 2020 (3)	64,099	$12.32	64,099	January 2, 2026
July 6, 2020 (4)	42,326	$15.95	42,326	July 2, 2025
December 8, 2020 (5)	83,821	$9.38	83,821	June 8, 2026
December 8, 2020 (6)	15,543	$12.55	15,543	June 8, 2026
February 26, 2021 (7)	780,095	$25.20	780,095	August 26, 2026
February 26, 2021 (8)	93,612	$32.05	93,612	August 26, 2026
September 29, 2021 (9)	1,143,821	$14.00	1,143,821	March 29, 2027
September 29, 2021 (10)	137,257	$17.81	137,257	September 27, 2026
January 8, 2025 (11)	1,818,183	$2.75	1,818,183	January 10, 2028
January 8, 2025 (12)	109,091	$3.44	109,091	January 10, 2028
	4,288,801		4,288,801

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $52.50 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of March 31, 2025.

(2)	Represents common warrants that were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 1 for exercisability terms.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in July 2020. As of March 31, 2025, 288,634 warrants were exercised for a total consideration of $3,556,976. During the three months that ended March 31, 2025, no warrants were exercised.

(4)	Represents warrants that were issued to the placement agent as compensation for his role in the Company’s July 2020 registered direct offering.

(5)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in December 2020. As of March 31, 2025, 514,010 warrants were exercised for a total consideration of $4,821,416. During the three months that ended March 31, 2025, no warrants were exercised.

(6)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of March 31, 2025, 32,283 warrants were exercised for a total consideration of $405,003. During the three months that ended March 31, 2025, no warrants were exercised.

(7)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in February 2021.

(8)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2021 private placement.

(9)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in September 2021.

(10)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s September 2021 registered direct offering.

(11)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in January 2025.

(12)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s January 2025 registered direct offering.

f.	Equity raise:

On January 7, 2025, the Company entered into a purchase agreement with certain institutional investors for the issuance and sale of 1,818,183 ordinary shares and ordinary warrants to purchase up to an aggregate of 1,818,183 ordinary shares at an exercise price of $2.75 per share. Each ordinary share was sold at an offering price of $2.75. The offering of the ordinary shares and the ordinary shares that are issuable from time to time upon exercise of the warrants was made pursuant to its shelf registration statement on Form S-3 initially filed with the SEC on March 30, 2022, and declared effective by the SEC on May 16, 2022, and the ordinary warrants were issued in a concurrent private placement. The ordinary warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance. The offering closed on January 8, 2025. Additionally, the Company issued warrants to purchase up to 109,091 ordinary shares, with an exercise price of $3.4375 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in the January 2025 private placement offering.

The warrants are considered a freestanding instrument. As the warrants considered indexed to the Company's stock and are considered equity classified, they are recorded in shareholders’ equity on the unaudited condensed consolidated balance sheet and are not accounted for as derivatives.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8:          FINANCIAL INCOME, NET

The components of financial (expenses) income, net were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Foreign currency transactions and other	$5	$(23)
Interest income	56	288
Bank commissions	(31)	(33)
	$30	$232

NOTE 9:          GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues mainly from products, rental revenues and warranty and services.

The CODM, which is the Company’s chief executive officer, reviews financial information and annual operating plans presented on a consolidated basis, for purposes of making operating decisions, evaluating financial performance, and allocating resources. There is no expense or asset information, that are supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss as shown in the consolidated statements of operations. The CODM considers net loss in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

	Three Months Ended March 31,
	2025	2024
Revenues based on customer’s location:
United States	$3,209	$3,747
Europe	1,336	1,169
Asia-Pacific	42	180
Rest of the world	447	187
Total revenues	$5,034	$5,283

	March 31,	December 31,
	2025	2024
Long-lived assets by geographic region (*):
Israel	$333	$359
United States	823	947
Germany	78	109
	$1,234	$1,415

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Three Months Ended March 31,
	2025	2024
Major customer data as a percentage of total revenues:
Customer A	15.4%	26.4%

NOTE 10:          SUBSEQUENT EVENT

Subsequent to March 31, 2025, and through May 12, 2025, the Company sold an aggregate of 374,801 ordinary shares under its at-the-market offering program for total net proceeds of approximately $0.5 million. The sales were made pursuant to the Company's effective shelf registration statement on Form S-3 and the related prospectus supplement filed with the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025 (the “2024 Form 10-K”). In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements” above.

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

We have sought to expand our product offerings beyond the SCI Products through internal development, distribution agreements, and acquisitions. We have developed our ReStore Exo-Suit device, which we began commercializing in June 2019 (we ceased sales in the European Union in May 2024). The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. In the second quarter of 2020, we signed an agreement to become the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to U.S. veterans through the Veterans Health Administration (“VHA”) hospitals.

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

Our principal markets are primarily in the United States and Europe with some lesser sales in Asia, the Middle East and South America. We sell our products primarily directly in the United States, through a combination of direct sales and distributors (depending on the product line) in Germany and Canada, and primarily through distributors in other markets. In markets where we sell direct to customers, we have established relationships with clinics and rehabilitation centers, professional and college sports teams, and individuals and organizations in the SCI community, and in markets where we do not sell direct to customers, our distributors maintain these relationships. We have primary offices in Yokneam, Israel, Marlborough, Massachusetts, and Berlin, Germany. We also had offices in Fremont, California and Queens, New York where we ceased operations as of December 31, 2024.

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

First Quarter 2025 Business Highlights

•	Launched the ReWalk 7, the newest generation of personal exoskeleton, in the U.S. market following FDA clearance in March 2025.

•
Achieved first approval of a claim by a major U.S. commercial health insurance company for payment of a ReWalk 7 Personal Exoskeleton, marking a significant inflection point as Lifeward works to expand coverage beyond Medicare to the commercial health insurance segment.

•
Established a new partnership with CorLife, a division of NuMotion, a healthcare services provider and benefits coordinator, for CorLife to exclusively distribute the ReWalk Personal Exoskeleton to individuals with workers’ compensation claims, which the Company expects will achieve greater growth and penetration into the workers’ compensation market for exoskeletons.

•
Expanded the partnership with MYOLYN to broaden Lifeward’s distribution rights of the MyoCycle FES Cycling Therapy System to include referral sales for home use applications, the largest market segment for functional electrical stimulation (“FES”) cycles.

•
Signed an agreement with BARMER, Germany’s second largest statutory health insurance company, to streamline access to ReWalk Personal Exoskeletons for eligible beneficiaries, adding 8.5 million covered lives in Germany.

Results of Operations for the Three Months Ended March 31, 2025 and March 31, 2024

Our operating results for the three months ended March 31, 2025, as compared to the same period in 2024, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended March 31,
	2025	2024
Revenues	$5,034	$5,283
Cost of revenues	2,912	3,888

Gross profit	2,122	1,395

Operating expenses:
Research and development, net	918	1,291
Sales and marketing	3,837	5,014
General and administrative	2,220	1,592

Total operating expenses	6,975	7,897

Operating loss	(4,853)	(6,502)
Financial income, net	30	232

Loss before income taxes	(4,823)	(6,270)
Taxes on income	11	6

Net loss	$(4,834)	$(6,276)

Net loss per ordinary share, basic and diluted	$(0.46)	$(0.73)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	10,486,151	8,590,088

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenue

Our revenue for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$5,034	$5,283

Revenues are derived from the sale of ReWalk, AlterG, ReStore, and MyoCycle systems.  We also generate revenue from the sale of extended warranties and the provision of repair services for the products that we sell.

Revenue was $5.0 million during the three months ended March 31, 2025, a decrease of $0.2 million, or 4.7%, compared to the three months ended March 31, 2024.  This decrease is primarily attributable to the recognition in the first quarter of 2024 of $0.5 million for the rental of ReWalk systems in 2023 following the establishment of a Medicare reimbursement rate at the end of the first quarter of 2024.  This decrease was partially offset by the increase in sales of AlterG systems due to stronger international demand.

In the future, we expect our growth to be driven by sales of our ReWalk Personal Exoskeleton through expansion of coverage and reimbursement by commercial and government third-party payors, more shipments of our AlterG Anti-Gravity system through greater penetration of rehabilitation clinics in the U.S. and internationally, and more placements of the MyoCycle device with rehabilitation clinics and personal users.

Gross Profit

Our gross profit for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Gross profit	$2,122	$1,395

Gross profit was $2.1 million, or 42.2% of revenue, for the three months ended March 31, 2025, compared to $1.4 million, or 26.4% of revenue, for the three months ended March 31, 2024. Gross profit included amortization of intangible assets related to the acquisition of AlterG of $0 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

This increase in gross profit was a result of lower production costs due to the closure of our Fremont facilities in California and no amortization expenses of intangible assets in the three months ended March 31, 2025 compared to the same period ended March 31,2024.

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

Research and Development Expenses, net

Our research and development expenses, net, for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses, net	$918	$1,291

Research and development expenses were $0.9 million for the three months ended March 31, 2025, a decrease of $0.4 million, or 28.8%, compared to the three months ended March 31, 2024. The decrease is primarily attributable to the completion of the development program for the ReWalk 7 and the AlterG NEO.

We intend to focus our research and development resources primarily on supporting our current products and making design enhancements to reduce the material costs for our ReWalk and AlterG product lines.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Sales and marketing expenses	$3,837	$5,014

Sales and marketing expenses were $3.8 million for the three months ended March 31, 2025, a decrease of $1.2 million, or 23.5%, compared to the three months ended March 31, 2024. Sales and marketing expenses included amortization of intangible assets from the acquisition of AlterG of $0 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in sales and marketing expenses was primarily a result of the realization of cost savings from the consolidation of AlterG resources and fewer integration costs.

Our sales and marketing efforts are expected to focus on driving growth in our commercial product portfolio, expanding the reimbursement coverage by commercial payors of our ReWalk Personal Exoskeleton device, and expanding the commercial and clinical capabilities of the Lifeward organization.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$2,220	$1,592

General and administrative expenses were $2.2 million for the three months ended March 31, 2025, an increase of $0.6 million, or 39.5%, compared to the same period in 2024. General and administrative expenses in the three months ended March 31, 2024, included a net benefit of $0.5 million related to income recognized from post-closing adjustments in connection with the acquisition of AlterG. The increase in the current period was also driven by a $0.3 million bad debt expense, primarily associated with the resolution of certain outstanding Medicare claims, partially offset by cost savings realized from the integration of AlterG.

Financial Income, Net

Our financial income, net, for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Financial income, net	$30	$232

Financial income, net, decreased by $0.2 million, or 87.1%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This decrease was primarily due to yield on a lower cash balance resulting from the funding of the growth of Lifeward over the past year.

Income Taxes

Our income tax for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Taxes on income	$11	$6

Income taxes increased by $5 thousand, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, mainly due to deferred taxes and timing differences in our subsidiaries.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, judgments, and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our condensed financial statements and related disclosures. See Note 2 to our audited consolidated financial statements included in our 2024 Form 10-K for a description of the significant accounting policies that we used to prepare our consolidated financial statements.

There have been no material changes to our critical accounting policies or our critical judgments from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our 2024 Form 10-K, except for the updates provided in Note 3 of our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report.

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

As of March 31, 2025, we had cash and cash equivalents of $5.7 million. We had an accumulated deficit in the total amount of $269.7 million as of March 31, 2025 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

We intend to finance operating costs over the next twelve months with existing cash on hand, potential reduction in operating cash burn, future issuances of equity and debt securities, or through a combination of the foregoing. However, we will also need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the three months ended March 31, 2025 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Our anticipated primary uses of cash are funding (i) sales, marketing, and promotion activities related to market development for our ReWalk Personal Exoskeleton device and AlterG Anti-Gravity system, broadening third-party payor and CMS coverage for our ReWalk Personal Exoskeleton device and commercializing our new product lines added through distribution agreements; (ii) development of future generation designs for our ReWalk device, new AlterG products utilizing DAP technology, and our lightweight exo-suit technology for potential home personal health utilization for multiple indications; (iii) routine product updates; (iv) potential acquisitions of businesses, such as our recent acquisition of AlterG, and (v) general corporate purposes, including working capital needs.  Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, the attractiveness of potential acquisition candidates and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing, or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there is substantial doubt as to our ability to continue as a going concern” of our 2024 Form 10-K.

Equity Raises

Use of Form S-3

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital with respect to public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. At the time of filing our 2024 Form 10-K, on March 7, 2025, we were subject to these limitations because our public float did not reach at least $75 million in the 60 days preceding the filing of our 2024 Form 10-K. We will continue to be subject to these limitations for the remainder of the 2024 fiscal year and until the earlier of such time as our public float reaches at least $75 million or when we file our next annual report for the year ended December 31, 2025, at which time we will be required to re-test our status under these rules. If our public float is below $75 million as of the filing of our next annual report on Form 10-K, or at the time we file a new Form S-3, we will continue to be subject to these limitations, until the date that our public float again reaches $75 million. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on our registration statement on Form S-3, which was declared effective by the SEC in May 2022 (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement expires on May 16, 2025. We plan to file prior to that expiration date, a new shelf registration statement on Form S-3 to replace the expiring 2022 Shelf Registration Statement, which would permit us to: (i) continue to sell, subject to applicable SEC requirements, unsold securities remaining on the expiring 2022 Shelf Registration Statement; and (ii) offer and sell additional securities to be registered on the new Form S-3.

Equity Offerings

On January 7, 2025, we entered into a purchase agreement with certain institutional investors for the issuance and sale of 1,818,183 ordinary shares and ordinary warrants to purchase up to an aggregate of 1,818,183 ordinary shares at an exercise price of $2.75 per share. Each ordinary share was sold at an offering price of $2.75. The offering of the ordinary shares and the ordinary shares that are issuable from time to time upon exercise of the warrants was made pursuant to our shelf registration statement on Form S-3 initially filed with the SEC on March 30, 2022, and declared effective by the SEC on May 16, 2022, and the ordinary warrants were issued in a concurrent private placement. The ordinary warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance. The offering closed on January 8, 2025. Additionally, we issued warrants to purchase up to 109,091 ordinary shares, with an exercise price of $3.4375 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in January 2025 private placement offering.

On March 7, 2025, we entered into an at-the-market offering agreement, or the ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which we may issue and sell our ordinary shares from time to time through Wainwright acting as sales agent or principal. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per ordinary share sold. On March 7, 2025, we filed a prospectus supplement with the SEC with respect to the offer and sale of up to $5,488,800 of our ordinary shares pursuant to the ATM Agreement. The aggregate market value of shares eligible for sale under the prospectus supplement and under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We are not obligated to make any sales of our ordinary shares under the ATM Agreement. During the three months ended March 31, 2025, we did not sell any of our ordinary shares under the ATM Agreement.

Cash Flows for the Three Months Ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(5,493)	$(7,673)
Net Cash used in investing activities	(5)	-
Net cash provided by financing activities	4,471	-
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	7	(15)
Net cash flow	$(1,020)	$(7,688)

Net Cash used in Operating Activities

Net cash used in operating activities decreased by $2.2 million or 28% due to cash receipts from customers, improved working capital management and reduced operating expenses.

Net Cash used in Investing Activities

Net cash used in investing activity increased by $5 thousand, primarily due to fixed assets acquisitions.

Net Cash provided by Financing Activities

Net cash provided by financing activities increased by $4.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the proceeds received through our January 2025 offering.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of March 31, 2025.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$6,628	$6,628	$-
Collaboration Agreement and License Agreement obligations (2)	35	35	-
Operating lease obligations (3)	650	591	59
Earnout liability (4)	608	608	-
Total	$7,921	$7,862	$59

(1)
We depend on one contract manufacturer, Sanmina Corporation, for both the SCI products and the ReStore Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements. The AlterG Anti-Gravity systems are produced by the contract manufacturer, Cirtronics Corporation, following the closure of our manufacturing facility in Fremont, California in December 2024.  Purchase orders are executed with suppliers based on our sales forecast.

(2)
Under the Collaboration Agreement, we were required to pay in quarterly installments the funding of our joint research collaboration with Harvard, subject to a minimum funding commitment under applicable circumstances. Our License Agreement with Harvard consists of patent reimbursement expenses payments and a license upfront fee payment. There are also several milestone payments contingent upon the achievement of certain product development and commercialization milestones and royalty payments on net sales from certain patents licensed to Harvard. All product development milestones contemplated by the License Agreement have been met as of March 31, 2025; however, there are still outstanding commercialization milestones under the License Agreement that depend on us reaching certain sales amounts, some or all of which may not occur. Our Collaboration Agreement with Harvard was concluded on March 31, 2022.

(3)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.

(4)	Earnout payments based on AlterG’s revenue growth during the trailing twelve-month periods a year following closing of the transaction.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.718: $1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00: $1.08, both of which were the applicable exchange rates as of March 31, 2025.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the third quarter of 2024. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2024 Form 10-K, except as described in Note 7 in our unaudited condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2024 Form 10-K:

Our business may be materially adversely affected by the imposition of tariffs and other trade barriers and retaliatory countermeasures implemented by the United States and other governments.

The U.S. has announced and/or implemented significant new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. In early April 2025, actions were taken by the U.S. and certain other countries to delay the effective date of certain of these tariffs, but as of the date of this report a number of new tariffs remain in effect, including up to 145%, 10% and 17% tariff on imports from China, Taiwan and Israel, respectively. We currently rely on foreign third-party manufacturers, and parts suppliers, including those in China, Taiwan and Israel. As a result, such tariffs may require us to implement surcharges and/or increase the price of certain of our products, which may adversely impact demand for our products and our competitive positioning. In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability can decline.

Countries may also adopt other measures, such as controls on imports or exports of goods that could adversely impact our operations and supply chain and limit our ability to offer our products and services as designed. These measures may require us to take various actions, including changing suppliers and restructuring business relationships. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming, disruptive to our operations and distracting to management. Such restrictions have been, and in the future may be announced, amended, paused, reinstated or rescinded with little or no advance notice, and we may not be able to mitigate all adverse impacts from such measures, effectively. The U.S. may implement additional tariffs and other measures, further retaliatory tariffs and other retaliatory actions may follow and the risks and adverse effects noted above may increase. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are highly uncertain, subject to rapid change and depend on various factors, such as negotiations between the United States and other countries, the response of such countries, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of Ordinary Warrant from January 2025 registered direct offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on January 8, 2025).
4.2
Form of Placement Agent Warrant from January 2025 registered direct offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on January 8, 2025).

10.1
Form of Securities Purchase Agreement from January 2025 registered direct offering (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on January 8, 2025).

10.2
At The Market Agreement dated March 7, 2025 by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2025).

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

Lifeward Ltd.

Date: May 15, 2025	By:	/s/ Larry Jasinski
Larry Jasinski
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Michael Lawless
Michael Lawless
Chief Financial Officer
(Principal Financial Officer)