Form 10-Q
period 2025-06-30
Lifeward Ltd.
filed 2025-08-14
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025 or

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

Yes ☐    No ☒

As of August, 12, 2025, the registrant had outstanding 15,704,622 ordinary shares, par value NIS 1.75 per share.

LIFEWARD LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

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
•
our ability to achieve the expected benefits from cost reduction initiatives, including streamlining operations and transitioning the manufacturing of our ReWalk products to our in-house manufacturer, and our ability to manage any related business disruptions;

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

•	our ability to gain and maintain regulatory approvals and to comply with any post-marketing requests;
•	the risk of a cybersecurity attack or incident relating to our information technology systems significantly disrupting our business operations;
•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;
•	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;
•	our ability to use effectively the proceeds of our recent offering of securities and any future offerings of securities;
•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company;
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

ii

PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS LIFEWARD LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$5,139	$6,746
Restricted Cash	214	197
Trade receivables, net of credit losses of $194 and $160, respectively	5,864	6,004
Prepaid expenses and other current assets	1,871	1,624
Inventories	7,622	6,723
Total current assets	20,710	21,294

LONG-TERM ASSETS

Restricted cash and other long-term assets	228	240
Operating lease right-of-use assets	354	548
Property and equipment, net	730	867
Goodwill	4,755	7,538
Total long-term assets	6,067	9,193
Total assets	$26,777	$30,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$6,113	$5,022
Employees and payroll accruals	1,174	1,332
Deferred revenues	1,166	1,248
Current maturities of operating leases liability	296	858
Earnout liability	-	608
Other current liabilities	1,611	1,157
Total current liabilities	10,360	10,225

LONG-TERM LIABILITIES
Deferred revenues	1,177	1,324
Non-current operating leases liability	79	22
Other long-term liabilities	51	67
Total long-term liabilities	1,307	1,413

Total liabilities	11,667	11,638

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 1.75 par value-Authorized: 25,000,000 shares at June 30, 2025 and December 31, 2024; Issued: 16,233,388 and 9,382,801 shares at June 30, 2025 and December 31, 2024, respectively; Outstanding: 15,658,730 and 8,808,143 shares as of June 30, 2025 and December 31, 2024, respectively	8,025	4,590
Additional paid-in capital	286,509	282,287
Treasury Shares at cost, 574,658 ordinary shares at June 30, 2025 and December 31, 2024	(3,203)	(3,203)
Accumulated deficit	(276,221)	(264,825)
Total shareholders’ equity	15,110	18,849
Total liabilities and shareholders’ equity	$26,777	$30,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$5,724	$6,707	$10,758	$11,990
Cost of revenues	3,213	3,950	6,125	7,838

Gross profit	2,511	2,757	4,633	4,152

Operating expenses:
Research and development, net	767	1,205	1,685	2,496
Sales and marketing	3,785	4,403	7,622	9,417
General and administrative	1,739	1,592	3,959	3,184
Impairment charges	2,783	-	2,783	-

Total operating expenses	9,074	7,200	16,049	15,097

Operating loss	(6,563)	(4,443)	(11,416)	(10,945)
Financial income, net	1	144	31	376

Loss before income taxes	(6,562)	(4,299)	(11,385)	(10,569)
Taxes on income	-	5	11	11

Net loss	$(6,562)	$(4,304)	$(11,396)	$(10,580)

Net loss per ordinary share, basic and diluted	$(0.58)	$(0.50)	$(1.05)	$(1.23)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	11,229,427	8,608,937	10,858,580	8,599,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (1)	Amount	capital	Shares	deficit	equity
Balance as of March 31, 2024	8,601,844	$4,494	$281,483	$(3,203)	$(242,159)	$40,615
Share-based compensation to employees and non-employees	-	-	376	-	-	376
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	29,058	14	(14)	-	-	-
Net loss	-	-	-	-	(4,304)	(4,304)
Balance as of June 30, 2024	8,630,902	$4,508	$281,845	$(3,203)	$(246,463)	$36,687

Balance as of March 31, 2025	10,630,281	5,461	285,857	(3,203)	(269,659)	18,456
Share-based compensation to employees and non-employees	-	-	182	-	-	182
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	64,331	33	(33)	-	-	-
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $233 (2)	964,118	473	545	-	-	1,018
Issuance of ordinary shares in a in a public offering, net of issuance expenses in the amount of $584 (2)	4,000,000	2,058	(42)	-	-	2,016
Net loss	-	-	-	-	(6,562)	(6,562)
Balance as of June 30, 2025	15,658,730	$8,025	$286,509	$(3,203)	$(276,221)	$15,110

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (1)	Amount	capital	Shares	deficit	equity
Balance as of December 31, 2023	8,587,140	$4,487	$281,109	$(3,203)	$(235,883)	$46,510
Share-based compensation to employees and non-employees	-	-	757	-	-	757
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	43,762	21	(21)	-	-	-
Net loss	-	-	-	-	(10,580)	(10,580)
Balance as of June 30, 2024	8,630,902	$4,508	$281,845	$(3,203)	$(246,463)	$36,687

Balance as of December 31, 2024	8,808,143	4,590	282,287	(3,203)	(264,825)	18,849
Share-based compensation to employees and non-employees	-	-	402	-	-	402
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	68,286	35	(35)	-	-	-
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $233 (2)	964,118	473	545	-	-	1,018
Issuance of ordinary shares in a in a public offering, net of issuance expenses in the amount of $584 (2)	4,000,000	2,058	(42)	-	-	2,016
Issuance of ordinary shares in a Registered Direct offerings, net of issuance expenses in the amount of $779 (2)	1,818,183	869	3,352	-	-	4,221
Net loss	-	-	-	-	(11,396)	(11,396)
Balance as of June 30, 2025	15,658,730	$8,025	$286,509	$(3,203)	$(276,221)	$15,110

(1)	Reflects the Company’s one-for-seven reverse share split that became effective on March 15, 2024. See Note 7a to the condensed consolidated financial statements.

(2)	See Note 7f to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(11,396)	$(10,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	178	246
Amortization of intangible assets	-	1,663
Impairment charges	2,783	-
Share-based compensation	402	757
Remeasurement of earnout liability	(608)	(492)
Interest income	-	(4)
Exchange rate fluctuations	(70)	15
Changes in assets and liabilities:
Trade receivables, net	140	(2,149)
Prepaid expenses, operating lease right-of-use assets and other assets	(33)	637
Inventories	(938)	(1,489)
Trade payables	567	(220)
Employees and payroll accruals	(158)	(477)
Deferred revenues	(229)	(302)
Operating lease liabilities and other liabilities	(67)	(895)
Net cash used in operating activities	$(9,429)	$(13,290)

Cash flows used in investing activities:
Purchase of property and equipment	(5)	-
Net cash used in investing activities	$(5)	$-

Cash flows from financing activities:
Issuance of ordinary shares in a Registered Direct offerings, net of issuance expenses in the amount of $558 (1)	4,442	-
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $123 (1)	1,128	-
Issuance of ordinary shares in a in a public offering, net of issuance expenses in the amount of $391 (1)	2,209	-
Net cash provided by financing activities	$7,779	$-

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	70	(15)

Decrease in cash, cash equivalents, and restricted cash	(1,585)	(13,305)
Cash, cash equivalents, and restricted cash at beginning of period	7,108	28,792
Cash, cash equivalents, and restricted cash at end of period	$5,523	$15,487
Supplemental disclosures of non-cash flow information
Classification of inventory to property and equipment	$36	$241
Expenses related to offerings not yet paid (1)	$524	$-
Supplemental cash flow information:
Cash and cash equivalents	$5,139	$15,131
Restricted cash included in other long-term assets	384	356
Total Cash, cash equivalents, and restricted cash	$5,523	$15,487

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

d.
As of June 30, 2025, the Company incurred a consolidated net loss of $11.4 million and had an accumulated deficit in the total amount of $276.2 million. The Company’s cash and cash equivalents as of June 30, 2025 totaled $5.1 million and the Company’s negative operating cash flow for the six months ended June 30, 2025 was $9.4 million.

The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the condensed consolidated financial statements are issued. Management currently estimates that the Company's cash will fund its operations into the fourth quarter of 2025. The Company's ability to continue to operate is dependent upon raising additional funds to finance its activities. There are no assurances, however, that the Company will be able to complete such financings on acceptable terms or in amounts sufficient to continue operating the business under the operating plan. In the event that the Company is unable to raise sufficient additional capital, management’s contingency plans may include various cost reductions and operational efficiency measures unrelated to the Company’s product development activities. These conditions raise substantial doubts about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern.

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

Actual results could differ from those estimates.

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

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

		Fair value measurements as of
Description	Fair Value Hierarchy	June 30, 2025	December 31, 2024

Financial assets:

Money market funds included in cash and cash equivalent	Level 1	$1,113	$2,697

Total Assets Measured at Fair Value		$1,113	$2,697

Financial Liabilities:
Earnout	Level 3	$-	$608

Total liabilities measured at fair value		$-	$608

The Company classifies cash equivalents within Level 1, because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair values.

The goodwill impairment recorded in the second quarter of 2025 was estimated using the Company's stock price, a Level 1 input, adjusted for an estimated control premium. Refer to Note 3f for further details.

The estimated fair value of the earnout is determined using Level 3 inputs. Inherent in a Monte Carlo simulation analysis are assumptions related to projected revenues, expected term, volatility, annual revenue yield and interest rate. The interest rate is based on the U.S. Technology B bond yield.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the earnout liability activity as of June 30, 2025 (in thousands):

Earnout
Balance December 31, 2024	$608
Change in fair value	(608)
Balance June 30, 2025	$–

Earnout payments

The Company will pay an amount of cash equal to 65% of the amount, if any, by which LCAI revenue attributable to the first 12 months period exceeds revenue target ("first earnout payment"), and an amount in cash equal to 65% of the amount, if any, by which LCAI revenue attributable to the following 12 months period exceeds its revenue target. However, the company did not meet the revenue target for the first year of the earnout, and as a result, no payment was be made for the first year. At the date of acquisition, management estimated fair value of the earnout payment based on the actual up to date performance of the acquired entity and the probability of the earn out payment occurrence to be at approximately $3.6 million. The earnout was accounted for as a liability and will be remeasured at each reporting period through consolidated statement of operations.

As the revenue target for the first earnout payment was not met, no earnout payment was made for the first earnout period.

During the three months ended June 30, 2025, the Company determined that the performance targets for the remaining earnout period will not be met and, accordingly, the Company eliminated the entire earnout liability.

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

Disaggregation of Revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product	$4,561	$5,128	$8,287	$8,867
Lease	428	882	888	1,768
Service and warranty	735	697	1,583	1,355
Total Revenues	$5,724	$6,707	$10,758	$11,990

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

Lease revenue

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

Contract balances (in thousands):

	June 30,	December 31,
	2025	2024
Trade receivable, net of credit losses (1)	$5,864	$6,004
Deferred revenues (1) (2)	$2,343	$2,572

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	During the six months ended June 30, 2025, $0.9 million of the December 31, 2024 deferred revenues balance was recognized as revenues.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations, multi-year services contracts, as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized.

The Company’s unearned performance obligations as of June 30, 2025 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $2.4 million, which will be fulfilled over one to five years.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Concentrations of Credit Risks:

The below table reflects the concentration of credit risk for the Company’s current customers as of June 30, 2025, to which substantial sales were made:

	June 30,	December 31,
	2025	2024
Customer A	43%	40%

The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and future expected economic conditions. Trade receivables deemed uncollectable are charged against the allowance for credit losses when identified. As of June 30, 2025, and December 31, 2024, trade receivables are presented net of allowance for credit losses in the amount of $0.2 million.

For the three and six months ended June 30, 2025, the Company recorded provisions for doubtful accounts of $0.3 million and $0.6 million, respectively. Write-offs, net of recoveries, were $0.3 million for the three-month period and $0.6 million for the six-month period.

d.	Warranty provision

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2024	$392
Provision	281
Usage	(327)
Balance at June 30, 2025	$346

e.	Basic and diluted net loss per ordinary share:

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

As of June 30, 2025 and 2024, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 8,933,352 and 2,503,297, respectively, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

f.	Goodwill and acquired intangible assets

Goodwill has been recorded in the Company's financial statements resulting from various business combinations. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is subject to an annual impairment test.

The Company currently has one reporting unit.

ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company elects to perform an annual impairment test of goodwill as of December 31 of each year, or more frequently if impairment indicators are present. During the three months ended June 30, 2025, the Company recorded Goodwill impairment in the amount of $2.8 million. Refer to Note 5 for further details.

g.	Impairment of Long-Lived Assets

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

h.	Restricted cash and Other long-term assets:

Other long-term assets include long-term prepaid expenses and restricted cash deposits for offices and cars leasing based upon the term of the remaining restrictions.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i.	New Accounting Pronouncements

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

iii.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of this amendment on its consolidated financial statements and related disclosures.

NOTE 4:          INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2025	2024
Finished products	$3,041	$3,580
Work in progress	425	-
Raw materials	4,156	3,143
	$7,622	$6,723

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:          GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company has $7.5 million of goodwill related to its purchase of LCAI in the third quarter of fiscal year 2023, which has an indefinite life, and is not deductible for tax purposes.

The changes in the carrying amount of goodwill (in thousands):

US Dollars in thousands
Balance as of December 31, 2024	$7,538
Goodwill impairment	(2,783)
Balance as of June 30, 2025	$4,755

The Company periodically analyzes whether any indicators of goodwill impairment have occurred. In the second quarter of 2025, the Company experienced a decline in its stock price resulting in its market capitalization being less than the carrying value of its one reporting unit. Thus, the Company performed quantitative assessments of the Company’s reporting unit. The fair value was determined based on the market approach. The market approach utilizes the Company's market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the number of common stock outstanding by the market price of its common stock. The control premium is determined by utilizing publicly available data from studies for similar transactions of public companies.

As a result of this assessment, the Company recorded a goodwill impairment of $2.8 million as of June 30, 2025.

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

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of June 30, 2025, non-cancelable outstanding obligations amounted to approximately $7.4 million.

b.	Operating lease commitment:

(i)
The Company operates from leased facilities in Israel, the United States and Germany. These leases expire in 2025. A portion of the Company’s facilities’ leases is generally subject to annual changes in the Consumer Price Index (the “CPI”). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(ii)
LL and LG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2025 and 2028. A subset of the Company’s car leases is considered variable. The variable lease payments for such car leases are based on actual mileage incurred at the stated contractual rate. LL and LG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $33 thousand as of June 30, 2025.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s unaudited condensed consolidated balance sheets as of June 30, 2025 are as follows (in thousands):

2025	$264
2026	76
2027	53
2028	12
Total lease payments	405
Less: imputed interest	(30)
Present value of future lease payments	375
Less: current maturities of operating leases	296
Non-current operating leases	$79
Weighted-average remaining lease term (in years)	1.28
Weighted-average discount rate	10.5%

Lease expense under the Company’s operating leases was $0.2 million and $0.3 million for the three months ended June 30, 2025 and 2024 respectively. For the six months ended June 30, 2025 and 2024 the leases expense was $0.4 million and $0.7 million respectively.

c.	Royalties

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (“IIA”). Since the Company’s inception through June 30, 2025, the Company received funding from the IIA in the total amount of $2.8 million. Out of the $2.8 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $0.4 million was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $0.8 million was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the SOFR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of June 30, 2025, the Company paid royalties to the IIA in the total amount of $0.1 million.

Royalties expenses in cost of revenue were $8 and $2 thousand for the three and six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

LCAI earns royalties under a license agreement with a third party and is recognized as earned. Royalty payments for the six months ended June 30, 2025 and 2024, were $0 and $32 thousand, respectively.

d.	Liens:

As part of the Company’s other long-term assets and restricted cash, an amount of $0.4 million has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

As of June 30, 2025, and December 31, 2024, no ordinary shares were reserved, as the Company’s 2014 Incentive Compensation Plan (the “2014 Plan”) was terminated on August 19, 2024. On August 1, 2025, the Company’s shareholders approved the Company’s 2025 Incentive Compensation Plan, which became effective on August 1, 2025.

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Under the 2014 Plan, any option that was forfeited or canceled before expiration became available for future grants. However, as the 2014 Plan was terminated on August 19, 2024, no further options will be granted under this plan.

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that was forfeited or canceled before expiration was intended to become available for future grants under a share-based compensation plan. However, as of June 30, 2025, no ordinary shares were reserved, as the 2014 Plan was terminated on August 19, 2024, and a new plan had not yet been approved as a replacement.

The fair value for options granted during the six months ended June 30, 2025 and June 30, 2024 was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Six Months Ended June 30,
	2025	2024
Expected volatility	104.5%	-
Risk-free rate	4.2%	-
Dividend yield	-	-
Expected term (in years)	6.75	-
Share price	$1.23	-

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant. A summary of employee share options activity during the six months ended June 30, 2025, is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2024	4,573	$187.94	3.47	$-
Granted	400,000	$1.23	9.93	-
Exercised	-	-	-	-
Forfeited	(22)	500.74	-	-
Options outstanding as of June 30, 2025	404,551	$3.31	9.85	$-

Options exercisable as of June 30, 2025	4,551	$186.43	2.99	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the six months ended June 30, 2025 and 2024.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employees and non-employees RSUs activity during the six months ended June 30, 2025 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs as of December 31, 2024	327,243	$5.68
Granted	-	-
Vested	(68,286)	5.84
Forfeited	(25,629)	4.96
Unvested RSUs as of June 30, 2025	233,328	$5.72

There were no RSUs granted during the six months ended June 30, 2025, and 2024, respectively.

As of June 30, 2025, there were $1.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan. This cost is expected to be recognized over a period of approximately 3.93 years.

The number of options and RSUs outstanding as of June 30, 2025 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of June 30, 2025	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of June 30, 2025	Weighted average remaining contractual life (years) (1)
RSUs only	233,328	-	-	-
$1.2	400,000	9.93	-	-
$37.6	1,774	3.74	1,774	3.74
$178.5 - $236.3	1,828	2.85	1,828	2.85
$350 - $367.5	864	1.96	864	1.96
$1,277.5 - $3,634.8	85	0.51	85	0.51
	637,879	9.85	4,551	2.99

(1)   Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based awards to non-employee consultants:

As of June 30, 2025, there are no outstanding options or RSUs held by non-employee consultants.

d.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expenses for both employees and non-employees in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cost of revenues	$7	$9
Research and development, net	73	92
Sales and marketing	138	218
General and administrative	184	438
Total	$402	$757

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable that were classified as equity as of June 30, 2025:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	681	$52.50	681	See footnote (1)
December 28, 2016 (2)	272	$52.50	272	See footnote (1)
July 6, 2020 (3)	64,099	$12.32	64,099	January 2, 2026
July 6, 2020 (4)	42,326	$15.95	42,326	July 2, 2025
December 8, 2020 (5)	83,821	$9.38	83,821	June 8, 2026
December 8, 2020 (6)	15,543	$12.55	15,543	June 8, 2026
February 26, 2021 (7)	780,095	$25.20	780,095	August 26, 2026
February 26, 2021 (8)	93,612	$32.05	93,612	August 26, 2026
September 29, 2021 (9)	1,143,821	$14.00	1,143,821	March 29, 2027
September 29, 2021 (10)	137,257	$17.81	137,257	September 27, 2026
January 8, 2025 (11)	1,818,183	$2.75	1,818,183	January 10, 2028
January 8, 2025 (12)	109,091	$3.44	109,091	January 10, 2028
June 26, 2025 (13)	4,000,000	$0.65	4,000,000	June 26, 2030
June 26, 2025 (14)	240,000	$0.81	240,000	June 25, 2030
	8,528,801		8,528,801

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $52.50 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or

(ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of June 30, 2025.

(2)	Represents common warrants that were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 1 for exercisability terms.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in July 2020. As of June 30, 2025, 288,634 warrants were exercised for a total consideration of $3,556,976. During the six months that ended June 30, 2025, no warrants were exercised.

(4)	Represents warrants that were issued to the placement agent as compensation for his role in the Company’s July 2020 registered direct offering.

(5)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in December 2020. As of June 30, 2025, 514,010 warrants were exercised for a total consideration of $4,821,416. During the six months that ended June 30, 2025, no warrants were exercised.

(6)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of June 30, 2025, 32,283 warrants were exercised for a total consideration of $405,003. During the six months that ended June 30, 2025, no warrants were exercised.

(7)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in February 2021.

(8)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2021 private placement.

(9)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in September 2021.

(10)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s September 2021 registered direct offering.

(11)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in January 2025.

(12)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s January 2025 registered direct offering.

(13)	Represents warrants that were issued to certain institutional investors in connection with the Company’s public offering of ordinary shares in June 2025.

(14)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s public offering of ordinary shares in June 2025.

f.	Equity raise:

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

On March 7, 2025, the Company entered into an At-the-Market (ATM) Offering Agreement with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which the Company may, from time to time, offer and sell shares of its ordinary shares having an aggregate offering price of up to $5.5 million, through HCW acting as the Company’s sales agent. Sales of ordinary shares under the ATM program, if any, will be made at prevailing market prices or as otherwise agreed with HCW. The Company is not obligated to make any sales under the agreement and may suspend or terminate the program at any time, at its discretion.

During the three and six months ended June 30, 2025, the Company sold 964,118 shares of its ordinary shares under the ATM program at an average price of $1.30 per share, for total gross proceeds of approximately $1.3 million. The Company paid aggregate fees and commissions of $0.1 million to HCW and incurred other expenses of approximately $0.2 million, resulting in net proceeds of approximately $1.0 million.

As of June 30, 2025, approximately $4.2 million remained available for future issuance under the ATM program.

On June 25, 2025, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale of 4,000,000 ordinary shares and ordinary warrants to purchase up to an aggregate of 4,000,000 ordinary shares at an exercise price of $0.65 per share. Each ordinary share was sold at a combined offering price of $0.65 together with an ordinary warrant to purchase one ordinary share. The offering of the ordinary shares and the ordinary shares that are issuable from time to time upon exercise of the warrants was made pursuant to its registration statement on Form S-1 initially filed with the SEC on June 20, 2025, and declared effective by the SEC on June 25, 2025. The ordinary warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of issuance. The offering closed on June 26, 2025. Additionally, the Company issued warrants to purchase up to 240,000 ordinary shares, with an exercise price of $0.8125 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of issuance, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in the June 2025 public offering.

The warrants issued in January 2025 private placement and the June 2025 public offering are considered freestanding instruments. As the warrants are indexed to the Company's ordinary shares and are considered equity-classified, they are recorded in shareholders’ equity on the unaudited condensed consolidated balance.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8:          FINANCIAL INCOME, NET

The components of financial (expenses) income, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency transactions and other	$(25)	$(14)	$(20)	$(37)
Interest Income	65	196	121	484
Bank commissions	(39)	(38)	(70)	(71)
	$1	$144	$31	$376

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

The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues based on customer’s location:
United States	$3,062	$3,849	$6,271	$7,596
Europe	2,103	2,308	3,439	3,477
Asia-Pacific	124	214	166	394
Rest of the world	435	336	882	523
Total revenues	$5,724	$6,707	$10,758	$11,990

	June 30,	December 31,
	2025	2024
Long-lived assets by geographic region (*):
Israel	$294	$359
United States	744	947
Germany	46	109
	$1,084	$1,415

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Six Months Ended June 30,
	2025	2024
Major customer data as a percentage of total revenues:
Customer A	15%	23%

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10:          SUBSEQUENT EVENT

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effect on our consolidated financial statements.

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

Overview

We are a medical device company that designs, develops, and commercializes life-changing solutions that span the continuum of care in physical rehabilitation and recovery, delivering proven functional and health benefits in clinical settings as well as in the home and community. Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury (“SCI”) the ability to stand and walk again during everyday activities at home or in the community. In March 2023, we received clearance of our premarket notification (“510(k)”) from the U.S. Food and Drug Administration (“FDA”) for the ReWalk Personal Exoskeleton with stair and curb functionality, which adds usage on stairs and curbs to the indication for use for the device in the U.S. The clearance permits U.S. customers to participate in more walking activities in real-world environments in their daily lives where stairs or curbs may have previously limited them when using the exoskeleton for its intended, FDA-indicated uses. This feature has been available in Europe since initial CE Clearance, and real-world data from a cohort of 47 European users throughout a period of over seven years consisting of over 18,000 stair steps was collected to demonstrate the safety and efficacy of this feature and support the FDA submission. In June 2024, we submitted to the FDA a 510(k) premarket notification for ReWalk 7 Personal Exoskeleton device, a next-generation ReWalk model, and such 510(k) is pending FDA review. In June 2025, an Administrative Law Judge (“ALJ”) ruled in favor of a Medicare beneficiary’s appeal and determined that their ReWalk Personal Exoskeleton shall be covered and reimbursed by Medicare as a “reasonable and necessary” medical device that enables walking after SCI. This ruling established a legal basis that the ReWalk system constitutes a reasonable and necessary medical intervention for paralyzed individuals.

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

In March 2025, we announced an agreement with CorLife, LLC., a Delaware limited liability company (“CorLife”) and a division of Numotion, the nation’s leading and largest provider of products and services that provide mobility, health and personal independence, to increase our penetration of SCI Products into the workers’ compensation market. Pursuant to the agreement, CorLife became the exclusive distributor for the ReWalk Personal Exoskeleton for individuals with workers’ compensation claims. The agreement leverages CorLife’s extensive network of credentialed providers and experts to include the ReWalk Personal Exoskeleton among the services and equipment they provide to thousands of injured workers each year. Under the agreement, the CorLife reimbursement team manages all workers’ compensation claims submissions for the ReWalk Personal Exoskeleton. We believe this agreement will build awareness of the benefits of the ReWalk Personal Exoskeleton among individuals with workers’ compensation coverage and gain us access to the resources of CorLife to facilitate efficient processing of claims.

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

Second Quarter 2025 Business Highlights

•
Achieved FDA clearance and subsequent U.S. launch in April 2025 for the ReWalk 7, the latest innovation in the ReWalk pipeline, with over 20 ReWalk 7 units installed to date with overwhelmingly positive feedback from customers.

•

Expanded and advanced the pipeline of qualified leads for the ReWalk and achieved the highest quarterly total of ReWalk units placed for Medicare beneficiaries since fee schedule established in April 2024.

•
Continued expansion of U.S. payer base for the ReWalk Personal Exoskeleton. On the Medicare front, a ruling by an Administrative Law Judge established a legal basis for medical necessity by affirming that the ReWalk Personal Exoskeleton is “reasonable and necessary” for a Medicare beneficiary. Additionally, the partnership with CorLife, a division of NuMotion, has already facilitated and accelerated processing for workers compensation claims, with the first paid claim.

•
Improved quarterly cash burn to $3.9 million, down from $5.6 million in Q2 2024 and $5.5 million in Q1 2025, driven by operational efficiencies, facility consolidations, and other cost reduction initiatives.

•
Successfully transitioned to in-house manufacturing of the ReWalk Personal Exoskeleton during Q2, concluding the Company’s agreement with Sanmina and delivering cost savings, improved quality control, and greater production flexibility.

•

Strengthened the Company’s executive leadership with the appointment of Mark Grant as Lifeward’s President and CEO and Almog Adar as Lifeward’s CFO to bolster the Company’s strategic initiatives toward sustainable growth.

Results of Operations for the Three and Six Months Ended June 30, 2025 and June 30, 2024

Our operating results for the three and six months ended June 30, 2025, as compared to the same period in 2024, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$5,724	$6,707	$10,758	$11,990
Cost of revenues	3,213	3,950	6,125	7,838

Gross profit	2,511	2,757	4,633	4,152

Operating expenses:
Research and development, net	767	1,205	1,685	2,496
Sales and marketing	3,785	4,403	7,622	9,417
General and administrative	1,739	1,592	3,959	3,184
Impairment charges	2,783	—	2,783	—

Total operating expenses	9,074	7,200	16,049	15,097

Operating loss	(6,563)	(4,443)	(11,416)	(10,945)
Financial income, net	1	144	31	376

Loss before income taxes	(6,562)	(4,299)	(11,385)	(10,569)
Taxes on income	—	5	11	11

Net loss	$(6,562)	$(4,304)	$(11,396)	$(10,580)

Net loss per ordinary share, basic and diluted	$(0.58)	$(0.50)	$(1.05)	$(1.23)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	11,229,427	8,608,937	10,858,580	8,599,520

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

Revenue

Our revenue for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$5,724	$6,707	$10,758	$	$ 11,990

Revenues are derived from the sale of ReWalk, AlterG, ReStore, and MyoCycle systems. We also generate revenue from the sale of extended warranties and the provision of repair services for the products that we sell.

Revenues decreased by $1.0 million, or 14.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the one-time Medicare- related revenue recognized in the second quarter of 2024 for claims submitted in 2023 and the first quarter of 2024.

Revenues decreased by $1.2 million, or 10.3%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This decrease is primarily attributable to elevated Medicare-related revenue in the first half of 2024, reflecting payments for 2023 claims recognized in both the first and second quarters and additional one-time payments for first quarter 2024 claims recognized in the second quarter, as well as lower sales volume of MyoCycle units.

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

Gross Profit

Our gross profit for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit	2,511	2,757	4,633	4,152

Gross profit was 43.9% of revenue for the three months ended June 30, 2025, compared to 41.1% for the three months ended June 30, 2024. Gross profit for the three months ended June 30, 2024, included $0.4 million for amortization of intangible assets. Excluding the impact of the amortization of intangible assets, gross profit as a percentage of revenue was 46.9% for the three months ended June 30, 2024. The decrease primarily reflects the absence of a one-time benefit from Medicare-related revenue recognized in the prior year’s second quarter, for which the related costs had been recorded in prior periods.

Gross profit was 43.1% of revenue for the six months ended June 30, 2025, compared to 34.6% of revenue, for the six months ended June 30, 2024. Gross profit for the six months ended June 30, 2024, included $0.8 million for amortization of intangible assets. Excluding the impact of the amortization of intangible assets, gross profit as a percentage of revenue was 41.1% for the six months ended June 30, 2024. The increase was driven by lower production costs following the December 2024 closure of our Fremont manufacturing facility in California and the transition of production to a contract manufacturer, which has already begun to contribute to improved margins in 2025.

We expect gross profit and gross profit as a percentage of revenue to increase as we grow revenue volumes and realize operating efficiencies associated with greater scale, which will reduce the cost of revenue as a percentage of revenue. In addition, gross profit as a percentage of revenue is expected to benefit from the closure of our Fremont manufacturing facility in December 2024, the full transition of AlterG production to a contract manufacturer, which has already begun to contribute to improved margins in the first half of 2025, and the recent transition of ReWalk production in-house, which is expected to generate cost savings and margin improvements in future periods. These improvements may be partially offset by increased material costs, shipping costs, and costs of service.

Research and Development Expenses, net

Our research and development expenses, net, for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development, net	767	1,205	1,685	2,496

Research and development expenses were $0.8 million for the three months ended June 30, 2025, a decrease of $0.4 million, or 36.3%, compared to the three months ended June 30, 2024. The decrease was primarily attributable to the completion of the development program for the ReWalk 7 and the AlterG NEO.

Research and development expenses were $1.7 million for the six months ended June 30, 2025, a decrease of $0.8 million, or 32.5%, compared to the six months ended June 30, 2024. The decrease was primarily attributable to the completion of the development program for the ReWalk 7 and the AlterG NEO.

We intend to focus our research and development resources primarily on supporting our current products and making design enhancements to reduce the material costs for our ReWalk and AlterG product lines.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	3,785	4,403	7,622	9,417

Sales and marketing expenses were $3.8 million for the three months ended June 30, 2025, a decrease of $0.6 million, or 14.0%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Sales and marketing expenses for the three months ended June 30, 2024 included $0.4 million of amortization of intangible assets from the acquisition of AlterG. Additional drivers of the decrease include a reduction in reimbursement and marketing consultants.

Sales and marketing expenses were $7.6 million for the six months ended June 30, 2025, a decrease of $1.8 million, or 19.1%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Sales and marketing expenses for the six months ended June 30, 2024 included $0.8 million of amortization of intangible assets from the acquisition of AlterG. Additional drivers of the decrease Additional drivers of the decrease include a reduction in reimbursement and marketing consultants and lower promotional spending.

Our sales and marketing efforts are expected to focus on driving growth in our commercial product portfolio, expanding the reimbursement coverage by commercial payors of our ReWalk Personal Exoskeleton device, and expanding the commercial and clinical capabilities of the Lifeward organization.

General and Administrative Expenses

Our general and administrative expenses for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	1,739	1,592	3,959	3,184

General and administrative expenses were $1.7 million for the three months ended June 30, 2025, an increase of $0.1 million, or 9.2%, compared to the same period in 2024. General and administrative expenses in the three months ended June 30, 2024, included a net benefit of $0.5 million related to income recognized from post-closing adjustments in connection with the acquisition of AlterG. The increase in the current period was also driven by a $0.4 million bad debt expense, primarily associated with the resolution of certain outstanding Medicare claims, and restructuring costs partially offset by eliminating the earnout liability.

General and administrative expenses were $4.0 million for the six months ended June 30, 2025, an increase of $0.8 million, or 24.3%, compared to the same period in 2024. General and administrative expenses in the six months ended June 30, 2024, included a net benefit of $0.5 million related to income recognized from post-closing adjustments in connection with the acquisition of AlterG. The increase in the current period was also driven by a $0.6 million bad debt expense, primarily associated with the resolution of certain outstanding Medicare claims, and restructuring costs partially offset by eliminating the earnout liability.

Impairment Charges

Our impairment charges for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Impairment charges	2,783	—	2,783	—

During the three and six months ended June 30, 2025, we recorded a goodwill impairment charge of $2.8 million primarily resulting from a sustained decline in our share price, which constituted a triggering event under ASC 350 and indicated that our market capitalization was below our carrying value. This impairment does not impact our liquidity or ongoing operations.

Financial Income, Net

Our financial income, net, for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Financial income, net	1	144	31	376

Financial income, net, decreased by $0.1 million, or 99.3%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Financial income, net, decreased by $0.3 million, or 91.8%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

The decrease was primarily attributable to lower yields on a reduced cash balance, reflecting fewer funds on deposit.

Income Taxes

Our income tax for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Taxes on income	—	5	11	11

Income taxes decreased by $5 thousand, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, mainly due to deferred taxes and timing differences in our subsidiaries.

For the six months ended June 30, 2025 and 2024, income taxes were $11 thousand in each period, reflecting taxes incurred in Germany under our transfer pricing model.

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

As of June 30, 2025, we had cash and cash equivalents of $5.1 million. We had an accumulated deficit in the total amount of $276.2 million as of June 30, 2025 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Based on our current operating plan, we believe that our existing cash resources will be sufficient to fund operations into the fourth quarter of 2025.

We intend to finance operating costs over the next twelve months with existing cash on hand, potential reduction in operating cash burn, future issuances of equity and debt securities, or through a combination of the foregoing. However, we will also need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the six months ended June 30, 2025 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Our anticipated primary uses of cash are funding (i) sales, marketing, and promotion activities related to market development for our ReWalk Personal Exoskeleton device and AlterG Anti-Gravity system, broadening third-party payor and CMS coverage for our ReWalk Personal Exoskeleton device and commercializing our new product lines added through distribution agreements; (ii) development of future generation designs for our ReWalk device, new AlterG products utilizing DAP technology, and our lightweight exo-suit technology for potential home personal health utilization for multiple indications; (iii) routine product updates; (iv) potential acquisitions of businesses, such as our recent acquisition of AlterG, and (v) general corporate purposes, including working capital needs.  Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, the attractiveness of potential acquisition candidates and international expansion. Based on our current estimates of revenue, expenses and capital and liquidity requirements, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing, or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there is substantial doubt as to our ability to continue as a going concern” of our 2024 Form 10-K.

Further, on August 5, 2025, we received a deficiency letter from the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that because the closing bid price of our ordinary shares had been below the minimum $1.00 per share for 30 consecutive business days, we are out of compliance with the requirements for continued listing on Nasdaq, and are subject to potential delisting. If we are unable to re-achieve compliance with the Nasdaq listing requirements within 180 days, or February 2, 2026, after receipt of a delisting notice, and if we are unable to obtain an extension therefore, we would be subject to delisting, which likely would further impair the liquidity and value of our ordinary shares.

Equity Raises

Use of Form S-3

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital with respect to public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. At the time of filing our 2024 Form 10-K, on March 7, 2025, we were subject to these limitations because our public float did not reach at least $75 million in the 60 days preceding the filing of our 2024 Form 10-K. We will continue to be subject to these limitations for the remainder of the 2024 fiscal year and until the earlier of such time as our public float reaches at least $75 million or when we file our next annual report for the year ended December 31, 2025, at which time we will be required to re-test our status under these rules. If our public float is below $75 million as of the filing of our next annual report on Form 10-K, or at the time we file a new Form S-3, we will continue to be subject to these limitations, until the date that our public float again reaches $75 million. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on our registration statement on Form S-3, which was declared effective by the SEC in May 2022 (the “2022 Shelf Registration Statement”). On May 15, 2025, we filed a new registration statement on Form S-3 (the “2025 Shelf Registration Statement”) to register up to $100 million of ordinary shares, warrants and/or debt securities, which has not yet been declared effective by the SEC. The 2022 Shelf Registration Statement expired on May 16, 2025, however, pursuant to Rule 415 of the Securities Act, we are permitted to continue making offers and sales of securities covered by the 2022 Shelf Registration Statement and prospectus supplements thereto until the earlier of the effective date of the 2025 Shelf Registration Statement or 180 days after May 16, 2025.

Equity Offerings

On January 7, 2025, we entered into a purchase agreement with certain institutional investors for the issuance and sale of 1,818,183 ordinary shares and ordinary warrants to purchase up to an aggregate of 1,818,183 ordinary shares at an exercise price of $2.75 per share. Each ordinary share was sold at an offering price of $2.75. The offering of the ordinary shares and the ordinary shares that are issuable from time to time upon exercise of the warrants was made pursuant to our 2022 Shelf Registration Statement, and the ordinary warrants were issued in a concurrent private placement. The ordinary warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance. The offering closed on January 8, 2025. Additionally, we issued warrants to purchase up to 109,091 ordinary shares, with an exercise price of $3.4375 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance, to certain representatives of H.C. Wainwright & Co., LLC (“HCW”) as compensation for its role as the placement agent in January 2025 private placement offering.

On March 7, 2025, we entered into an at-the-market offering agreement (the “ATM Agreement”) with HCW pursuant to which we may issue and sell our ordinary shares from time to time through HCW acting as sales agent or principal. The ATM Agreement provides that HCW will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per ordinary share sold. On March 7, 2025, we filed a prospectus supplement with the SEC with respect to the offer and sale of up to $5,488,800 of our ordinary shares pursuant to the ATM Agreement. The aggregate market value of shares eligible for sale under the prospectus supplement and under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We are not obligated to make any sales under the ATM Agreement and may suspend or terminate the program at any time, at our discretion.

During the three months ended June 30, 2025, we sold 964,118 of our ordinary shares under the ATM Agreement at an average price of $1.30 per share, for total gross proceeds of approximately $1.3 million. We paid aggregate fees and commissions of $0.1 million to HCW and incurred other expenses of approximately $0.2 million, resulting in net proceeds of approximately $1.0 million.

As of June 30, 2025, approximately $4.2 million remained available for future issuance under the ATM Agreement.

On June 25, 2025, we entered into a securities purchase agreement with certain institutional investors for the issuance and sale of 4,000,000 ordinary shares and ordinary warrants to purchase up to an aggregate of 4,000,000 ordinary shares at an exercise price of $0.65 per share. Each ordinary share was sold at a combined offering price of $0.65 together with an ordinary warrant to purchase one ordinary share. The offering of the ordinary shares and the ordinary shares that are issuable from time to time upon exercise of the warrants was made pursuant to our registration statement on Form S-1, as amended, which was confidentially submitted to the SEC on May 27, 2025 and initially publicly filed with the SEC on June 20, 2025, and declared effective by the SEC on June 25, 2025. The ordinary warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of issuance. The offering closed on June 26, 2025. Additionally, we issued warrants to purchase up to 240,000 ordinary shares, with an exercise price of $0.8125 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of issuance, to certain representatives of HCW as compensation for its role as the placement agent in the June 2025 public offering.

The warrants issued in January 2025 private placement and the June 2025 public offering are considered freestanding instruments. As the warrants are indexed to our ordinary shares and are considered equity-classified, they are recorded in shareholders’ equity on the unaudited condensed consolidated balance.

Cash Flows for the Six Months Ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(9,429)	$(13,290)
Net cash used in investing activities	(5)	—
Net cash provided by financing activities	7,779	—
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	70	(15)
Net cash flow	$(1,585)	$(13,305)

Net Cash used in Operating Activities

Net cash used in operating activities decreased by $3.9 million, or 29.1%, due to cash receipts from customers, improved working capital management and reduced operating expenses.

Net Cash used in Investing Activities

Cash used in investing activity increased by $5 thousand, primarily due to fixed assets acquisitions.

Net Cash provided by Financing Activities

Net cash provided by financing activities increased by $7.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the proceeds received through our January 2025 offering, ATM program and our June 2025 offering.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of June 30, 2025.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$7,384	$7,384	$—
Operating lease obligations (2)	405	309	96
Total	$7,789	$7,693	$96

(1)
We depend on one contract manufacturer, Sanmina Corporation, for both the SCI products and the ReStore Products. We place our manufacturing orders with Sanmina pursuant to purchase orders or by providing forecasts for future requirements. In June 2025, the Company terminated its manufacturing agreement with Sanmina Corporation. The AlterG Anti-Gravity systems are produced by the contract manufacturer, Cirtronics Corporation, following the closure of our manufacturing facility in Fremont, California in December 2024.  Purchase orders are executed with suppliers based on our sales forecast.

(2)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.372: $1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00: $1.173, both of which were the applicable exchange rates as of June 30, 2025.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2025. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2024 Form 10-K, except as described in Note 7 in our unaudited condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

Except as set forth below, and as disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2025, there have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2024 Form 10-K:

Risks Related to Our Business and Our Industry

We do not satisfy all listing requirements for the Nasdaq Capital Market. We can provide no assurance that we will be able to comply with the continued listing requirements over time and that our common stock will continue to be listed on the Nasdaq Capital Market.

As previously disclosed, on August 5, 2025, we received a notification letter (the “Bid Price Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we did not satisfy the requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a) (“Rule 5550(a)”) to maintain a minimum bid price of $1 per share. We became deficient with Rule 5550(a) as of August 4, 2025 as our closing bid price was less than $1 per share for 30 consecutive business days. As in the past, the Bid Price Letter is a notice of deficiency, not delisting, and does not currently affect the listing or trading of our ordinary shares on The Nasdaq Capital Market. We have 180 calendar days, or until February 2, 2026, to regain compliance with Rule 5550(a)(2). If at any time before February 2, 2026, the bid price of our ordinary shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have regained compliance. Additionally, we may be eligible for a second 180-day period to satisfy Rule 5550(a)’s minimum bid price requirement, if, as of February 2, 2026, we continue to have a market value of publicly held shares of at least $1 million, meet all other initial listing standards of the Nasdaq Capital Market (with the exception of the bid price requirement) and provide written notice of our intention to cure the deficiency during such second compliance period. We intend to monitor closely the closing bid price of our ordinary shares and to consider plans for regaining compliance with Rule 5550(a). While we plan to review all available options, there can be no assurance that we will be able to regain compliance with the applicable rules during the 180-day compliance period, any subsequent extension period, or at all.

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

We may encounter difficulties in transitioning the manufacturing of our ReWalk products to our in-house manufacturer.

In the second quarter of 2025, we transitioned the manufacturing of our ReWalk products to our in-house manufacturer in an effort to reduce costs and provide us with more control over product quality. As a result, we terminated our agreement with Sanmina Corporation, an international contract manufacturer that manufactured our ReWalk products at its facility in Israel since 2013 and sourced the components and raw materials necessary for manufacturing.

However, to fully establish our manufacturing operations, we will need to identify, recruit and build experienced teams, and there are can be no assurance that we will be successful in doing so. Additionally, Sanima previously contracted directly with third-party suppliers to supply certain components of our products. We cannot guarantee that we will be able to establish similar agreements to source sufficient quantities or obtain components at commercially reasonable costs.

If we are unable to manufacture products that consistently meet specifications, are produced in necessary quantities, comply with regulatory requirements and quality control standards and are delivered at commercially acceptable costs and on a timely basis, it will have a material adverse effect on our business, financial condition and results of operations. The process of moving our manufacturing operations in house is time consuming, costly and may disrupt our operations. There can be no assurance that we will fully realize the anticipated benefits from such transition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

 Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
3.1**	Seventh Amended and Restated Articles of Association of the Company.
4.1	Form of Ordinary Warrant from June 2025 public offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).
4.2	Form of Placement Agent Warrant from June 2025 public offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).
10.1	Form of Securities Purchase Agreement from June 2025 public offering (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).
10.2#
Employment Agreement, dated May 16, 2025, by and between Lifeward, Inc. and William Mark Grant (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-288172) filed with the SEC on June 20, 2025).

10.3#**	Form of Nonqualified Stock Option Award Agreement (Inducement Award) for non-Israeli employees and executives.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.
__________________________

*	Furnished herewith.
**	Filed herewith
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifeward Ltd.

Date: August 14, 2025	By:	/s/ William Mark Grant
William Mark Grant
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Almog Adar
Almog Adar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)