Form 10-Q
period 2025-09-30
Lifeward Ltd.
filed 2025-11-14
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐    No ☒

As of November, 12, 2025, the registrant had outstanding 17,732,137 ordinary shares, par value NIS 1.75 per share.

LIFEWARD LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

•	our ability to gain and maintain regulatory approvals and to comply with any post-marketing requests;
•	the risk of a cybersecurity attack or incident relating to our information technology systems significantly disrupting our business operations;
•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;
•	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;
•	our ability to use effectively the proceeds of our recent offering of securities and any future offerings of securities;
•	our ability to repay amounts due, and perform our obligations under and comply with the terms and conditions of, the Secured Promissory Note with Oramed;
•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company;
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
ii

PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS LIFEWARD LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,956	$6,746
Restricted Cash	234	197
Trade receivables, net of allowance for credit losses of $193 and $160, respectively	6,126	6,004
Prepaid expenses and other current assets	1,919	1,624
Inventories	7,111	6,723
Total current assets	17,346	21,294

LONG-TERM ASSETS

Restricted cash and other long-term assets	205	240
Operating lease right-of-use assets	221	548
Property and equipment, net	641	867
Goodwill	4,755	7,538
Total long-term assets	5,822	9,193
Total assets	23,168	$30,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$5,251	$5,022
Employees and payroll accruals	1,252	1,332
Deferred revenues	1,164	1,248
Current maturities of operating leases liability	149	858
Earnout liability	-	608
Other current liabilities	1,237	1,157
Total current liabilities	9,053	10,225

LONG-TERM LIABILITIES
Deferred revenues	1,209	1,324
Non-current operating leases liability	88	22
Other long-term liabilities	63	67
Total long-term liabilities	1,360	1,413

Total liabilities	10,413	11,638

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share of NIS 1.75 par value-Authorized: 25,000,000 shares at September 30, 2025 and December 31, 2024; Issued: 17,437,517 and 9,382,801 shares at September 30, 2025 and December 31, 2024, respectively; Outstanding: 16,862,859 and 8,808,143 shares as of September 30, 2025 and December 31, 2024, respectively	8,652	4,590
Additional paid-in capital	286,697	282,287
Treasury Shares at cost, 574,658 ordinary shares at September 30, 2025 and December 31, 2024	(3,203)	(3,203)
Accumulated deficit	(279,391)	(264,825)
Total shareholders’ equity	12,755	18,849
Total liabilities and shareholders’ equity	23,168	$30,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$6,195	$6,128	$16,953	$18,118
Cost of revenues	3,488	3,908	9,613	11,746

Gross profit	2,707	2,220	7,340	6,372

Operating expenses:
Research and development, net	721	998	2,406	3,494
Sales and marketing	3,168	4,156	10,790	13,573
General and administrative	1,958	240	5,917	3,424
Impairment charges	-	-	2,783	-

Total operating expenses	5,847	5,394	21,896	20,491

Operating loss	(3,140)	(3,174)	(14,556)	(14,119)
Financial income (expenses), net	(23)	119	8	495

Loss before income taxes	(3,163)	(3,055)	(14,548)	(13,624)
Taxes on income	7	29	18	40

Net loss	$(3,170)	$(3,084)	$(14,566)	$(13,664)

Net loss per ordinary share, basic and diluted	(0.20)	$(0.35)	(1.16)	$(1.58)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	16,021,411	8,756,882	12,603,487	8,652,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Shares		Additional paid-in capital	Treasury Shares	Accumulated deficit	Total shareholders’ equity
	Number (1)	Amount
Balance as of June 30, 2024	8,630,902	4,508	281,845	(3,203)	(246,463)	36,687
Share-based compensation to employees and non-employees	-	-	290	-	-	290
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	174,731	81	(81)	-	-	-
Net loss	-	-	-	-	(3,084)	(3,084)
Balance as of September 30, 2024	8,805,633	4,589	282,054	(3,203)	(249,547)	33,893

Balance as of June 30, 2025	15,658,730	8,025	286,509	(3,203)	(276,221)	15,110
Share-based compensation to employees and non-employees	-	-	174	-	-	174
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and release of RSUs by employees and non-employees	57,500	30	(30)	-	-	-
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $44 (2)	1,146,629	597	44	-	-	641
Net loss	-	-	-	-	(3,170)	(3,170)
Balance as of September 30, 2025	16,862,859	8,652	286,697	(3,203)	(279,391)	12,755

	Ordinary Shares		Additional paid-in capital	Treasury Shares	Accumulated deficit	Total shareholders’ equity
	Number (1)	Amount
Balance as of December 31, 2023	8,587,140	4,487	281,109	(3,203)	(235,883)	46,510
Share-based compensation to employees and non-employees	-	-	1,047	-	-	1,047
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	218,493	102	(102)	-	-	-
Net loss	-	-	-	-	(13,664)	(13,664)
Balance as of September 30, 2024	8,805,633	4,589	282,054	(3,203)	(249,547)	33,893

Balance as of December 31, 2024	8,808,143	4,590	282,287	(3,203)	(264,825)	18,849
Share-based compensation to employees and non-employees	-	-	576	-	-	576
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	125,786	65	(65)	-	-	-
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $277 (2)	2,110,747	1,070	589	-	-	1,659
Issuance of ordinary shares in a public offering, net of issuance expenses in the amount of $584 (2)	4,000,000	2,058	(42)	-	-	2,016
Issuance of ordinary shares in a Registered Direct offerings, net of issuance expenses in the amount of $779 (2)	1,818,183	869	3,352	-	-	4,221
Net loss	-	-	-	-	(14,566)	(14,566)
Balance as of September 30, 2025	16,862,859	8,652	286,697	(3,203)	(279,391)	12,755

(1)	Reflects the Company’s one-for-seven reverse share split that became effective on March 15, 2024. See Note 7a to the condensed consolidated financial statements.

(2)	See Note 7e to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(14,566)	$(13,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	261	370
Amortization of intangible assets	-	2,505
Impairment charges	2,783	-
Share-based compensation	576	1,047
Remeasurement of earnout liability	(608)	(2,500)
Interest income	-	(2)
Exchange rate fluctuations	(103)	29
Changes in assets and liabilities:
Trade receivables, net	(122)	(2,723)
Prepaid expenses, operating lease right-of-use assets and other assets	119	2,017
Inventories	(465)	(2,523)
Trade payables	(300)	(77)
Employees and payroll accruals	(80)	(552)
Deferred revenues	(199)	(351)
Operating lease liabilities and other liabilities	(567)	(1,325)
Net cash used in operating activities	(13,271)	(17,749)

Cash flows used in investing activities:
Purchase of property and equipment	(5)	-
Net cash used in investing activities	(5)	-

Cash flows from financing activities:
Issuance of ordinary shares in a Registered Direct offerings, net of issuance expenses in the amount of $558 (1)	4,442	-
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $162 (1)	1,774	-
Issuance of ordinary shares in a public offering, net of issuance expenses in the amount of $391 (1)	2,209	-
Net cash provided by financing activities	$8,425	-

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	103	(29)

Decrease in cash, cash equivalents, and restricted cash	(4,748)	(17,778)
Cash, cash equivalents, and restricted cash at beginning of period	7,108	28,792
Cash, cash equivalents, and restricted cash at end of period	$2,360	$11,014
Supplemental disclosures of non-cash flow information
Classification of inventory to property and equipment, net	$30	$325
Expenses related to offerings not yet paid (1)	$529	-
Supplemental cash flow information:
Cash and cash equivalents	$1,956	$10,653
Restricted cash included in other long-term assets	404	361
Total Cash, cash equivalents, and restricted cash	$2,360	$11,014

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company markets and sells its products directly to institutions and individuals and through third-party distributors. The Company sells its products directly primarily in the United States, through a combination (depending on the product line) of direct sales and distributors in Germany, Canada, and Australia, and primarily through distributors in other markets. In its direct markets, the Company has established relationships with clinics and rehabilitation centers, professional and college sports teams, individuals and organizations in the spinal cord injury community and in its indirect markets, the Company’s distributors maintain these relationships.

d.
As of September 30, 2025, the Company incurred a consolidated net loss of $14.6 million and had an accumulated deficit in the total amount of $279.4 million. The Company’s cash and cash equivalents as of September 30, 2025 totaled $2.0 million and the Company’s negative operating cash flow for the nine months ended September 30, 2025 was $13.3 million.

The Company’s expectation that it will generate operating losses and negative operating cash flows in the future, together with the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the condensed consolidated financial statements are issued. Management intends to raise funds through one or more financings in the near term in order to meet the Company’s cash requirements for the next 12 months. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete such financings on acceptable terms or in amounts sufficient to continue operating the business under the operating plan. In the event that the Company is unable to raise sufficient additional capital, management’s contingency plans may include various cost reduction and operational efficiency measures unrelated to the Company’s product development activities. These may include workforce reductions in non-revenue-generating functions, consolidation of corporate infrastructure, and outsourcing of certain administrative or support roles. Additionally, the Company may implement general budget cuts, such as reductions in marketing spend, travel, and discretionary employee benefits. Management may also postpone or cancel certain strategic initiatives, including expansion into new markets, brand development efforts, or other non-essential capital investments. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements. Management currently estimates that the Company's cash will fund its operations into the first quarter of 2026.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to inventories, assets acquired and liabilities assumed in business combinations, revenue recognition, deferred revenue, fair values of share-based awards, contingent liabilities, goodwill impairment, provision for warranty and allowance for credit losses. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

		Fair value measurements as of
Description	Fair Value Hierarchy	September 30, 2025	December 31, 2024
Financial assets:

Money market funds included in cash and cash equivalent	Level 1	$-	$2,697

Total Assets Measured at Fair Value		$-	$2,697

Financial Liabilities:
Earnout	Level 3	-	$608

Total liabilities measured at fair value		-	$608

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the earnout liability activity as of September 30, 2025 (in thousands):

Earnout
Balance December 31, 2024	$608
Change in fair value	$(608)
Balance September 30, 2025	$-

Earnout payments

The Company will pay an amount of cash equal to 65% of the amount, if any, by which LCAI revenue attributable to the first 12 months period exceeds revenue target ("first earnout payment"), and an amount in cash equal to 65% of the amount, if any, by which LCAI revenue attributable to the following 12 months period exceeds its revenue target. However, the company did not meet the revenue target for the first year of the earnout, and as a result, no payment was made for the first year. At the date of acquisition, management estimated fair value of the earnout payment based on the actual up to date performance of the acquired entity and the probability of the earn out payment occurrence to be at approximately $3.6 million. The earnout was accounted for as a liability and will be remeasured at each reporting period through consolidated statement of operations.

As the revenue target for the first earnout payment was not met, no earnout payment was made for the first earnout period.

During the nine months ended September 30, 2025, the Company determined that the performance targets for the remaining earnout period would not be met and, accordingly, the Company eliminated the entire earnout liability.

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

Disaggregation of Revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sale of products	$4,989	$4,800	$13,276	$13,667
Lease of products	474	1,008	1,362	2,776
Service and warranties	732	320	2,315	1,675
Total Revenue	$6,195	$6,128	$16,953	$18,118

  Product revenue

The Company offered to its customers five products: (1) ReWalk Personal, (2) ReWalk Rehabilitation, (3) AlterG Anti-Gravity system, (4) MyoCycle, and (5) ReStore.

Revenue from Products sold to rehabilitation facilities and end users is recognized at a point in time once the customer has obtained control of the products usually upon delivery.

The Company generally does not grant a right of return for its products.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For contracts with Medicare, the Company determines the amount of variable consideration that should be included at the transaction price, using contractual agreements and historical reimbursement experience with Medicare. The Company applies constraint to the transaction price, such that revenue is recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect revenue in the period such adjustments become known. During the nine-month period ended September 30, 2025, as a result of a change in estimate, the Company increased revenue by approximately $0.1 million, due to the consideration ultimately received compared with the amounts previously estimated.

Lease revenue

A portion of the Company's sales of products to customers are made through lease arrangements which typically include AlterG Anti-Gravity systems and services.

Revenue for the lease of AlterG Anti-Gravity systems is accounted for under ASC Topic 842, Leases. AlterG Anti-Gravity systems being utilized under service agreements, accounted for in accordance with ASC 842 as an operating lease. Revenues are recognized ratably over the lease term.

Service and warranties

The Company provides product assurance warranties for periods of usually 1- 10 years at no extra charge that cover the compliance of the products with agreed-upon specifications. A provision is recorded for estimated warranty costs based on the Company's experience.

A warranty is considered an assurance type warranty if it provides the customer with assurance that the product will function as intended for a limited period of time. An assurance type warranty is not accounted for as a separate performance obligation under the revenue model.

Contract balances (in thousands):

	September 30,	December 31,
	2025	2024
Trade receivable, net of credit losses (1)	$6,126	$6,004
Deferred revenues (1) (2)	$2,373	$2,572

(1)	Balance presented net of unrecognized revenues that were not yet collected.

(2)	During the nine months ended September 30, 2025, $1.2 million of the December 31, 2024 deferred revenues balance was recognized as revenues.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations, multi-year services contracts, as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized.

The Company’s unearned performance obligations as of September 30, 2025 and the estimated revenue expected to be recognized in the future related to the service type warranty amounts to $2.3 million, which will be fulfilled over one to five years.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Concentrations of Credit Risks:

The below table reflects the concentration of credit risk for the Company’s current customers as of September 30, 2025, to which substantial sales were made:

	September 30,	December 31,
	2025	2024
Customer A	50%	40%

The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and future expected economic conditions. Trade receivables deemed uncollectable are charged against the allowance for credit losses when identified. As of September 30, 2025, and December 31, 2024, trade receivables are presented net of allowance for credit losses in the amount of $0.2 million.

The Company recorded no provisions for doubtful accounts for the three months ended September 30, 2025, and a provision of $0.6 million for the nine months ended September 30, 2025. Write-offs, net of recoveries, were $0 million for the three-month period and $0.6 million for the nine-month period.

d.	Warranty provision

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2024	$392
Provision	467
Usage	(489)
Balance at September 30, 2025	$370

e.	Basic and diluted net loss per ordinary share:

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

As of September 30, 2025 and 2024, the total number of ordinary shares related to the outstanding warrants and share option plans aggregated to 9,115,995 and 2,503,297, respectively, was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

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

ASC 350, Intangibles - Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company elects to perform an annual impairment test of goodwill as of December 31 of each year, or more frequently if impairment indicators are present. During the nine months ended September 30, 2025, the Company recorded Goodwill impairment in the amount of $2.8 million. Refer to Note 5 for further details.

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

NOTE 4:          INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2025	2024
Finished products	$2,846	$3,580
Work in progress	74	-
Raw materials	4,191	3,143
	$7,111	$6,723

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:          GOODWILL

The changes in the carrying amount of goodwill:

Thousand Dollars
Balance as of December 31, 2024	$7,538
Goodwill impairment	(2,783)
Balance as of September 30, 2025	$4,755

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

As a result of this assessment, the Company recorded a goodwill impairment of $2.8 million as of September 30, 2025.

Long-lived assets:

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

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of September 30, 2025, non-cancelable outstanding obligations amounted to approximately $7.5 million.

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(ii)
LL and LG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2025 and 2028. A subset of the Company’s car leases is considered variable. The variable lease payments for such car leases are based on actual mileage incurred at the stated contractual rate. LL and LG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $34 thousand as of September 30, 2025.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2025 are as follows (in thousands):

2025	$69
2026	90
2027	67
2028	21
Total lease payments	247
Less: imputed interest	(10)
Present value of future lease payments	237
Less: current maturities of operating leases	149
Non-current operating leases	$88
Weighted-average remaining lease term (in years)	1.30
Weighted-average discount rate	10.49%

Lease expense under the Company’s operating leases was $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024 respectively. For the nine months ended September 30, 2025 and 2024 the leases expense was $0.6 million and $1.0 million respectively.

c.	Royalties

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (“IIA”). Since the Company’s inception through September 30, 2025, the Company received funding from the IIA in the total amount of $2.8 million. Out of the $2.8 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $0.4 million was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $0.8 million was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the SOFR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of September 30, 2025, the Company paid royalties to the IIA in the total amount of $0.1 million.

Royalties expenses in cost of revenue were $0 and $8 thousand for the three and nine months ended September 30, 2025, and $2 thousand for the three and nine months ended September 30, 2024.

As of September 30, 2025, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

LCAI earns royalties under a license agreement with a third party and is recognized as earned. Royalty payments for the nine months ended September 30, 2025 and 2024, were $0 and $55 thousand, respectively.

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

As of September 30, 2025, and December 31, 2024, the Company had reserved 1,023,738 and 0 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers, and consultants pursuant to equity awards granted under the Company’s 2025 Incentive Compensation Plan (the “2025 Plan”). The Company’s shareholders approved the 2025 Plan on August 1, 2025, and it became effective on the same date. Certain awards granted under the Company’s prior 2014 Incentive Compensation Plan (the “2014 Plan”) remain outstanding and continue to be governed by its terms.

Options to purchase ordinary shares generally vest over four years, with certain options to non-employee directors vesting quarterly over one year. Any option that was forfeited or canceled before expiration became available for future grants under the 2025 Plan

The fair value for options granted during the nine months ended September 30, 2025, and September 30, 2024, was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected volatility	102.5%	-
Risk-free rate	4.1%	-
Dividend yield	-	-
Expected term (in years)	6.25	-
Share price	$1.04	-

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant. A summary of employee share options activity during the nine months ended September 30, 2025, is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2024	4,573	$187.94	3.47	$-
Granted	625,000	$1.04	-	-
Exercised	-	-	-	-
Forfeited	(53)	579.62	-	-
Options outstanding as of September 30, 2025	629,520	$2.31	9.70	$-

Options exercisable as of September 30, 2025	4,520	$178.11	2.75	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 was $1.04. No stock options were granted during the nine months ended September 30, 2024. No options were exercised during the nine months ended September 30, 2025 and 2024.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employees and non-employees RSUs activity during the nine months ended September 30, 2025 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs as of December 31, 2024	327,243	$5.68
Granted	251,293	0.70
Vested	(125,786)	6.41
Forfeited	(53,487)	5.18
Unvested RSUs as of September 30, 2025	399,263	$2.39

The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2025, and 2024 was $0.70 and $4.80, respectively.

As of September 30, 2025, there were $1.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 Plan and the 2025 Plan. This cost is expected to be recognized over a period of approximately 2.76 years.

The number of options and RSUs outstanding as of September 30, 2025 is set forth below, with options separated by range of exercise price.

		Weighted		Weighted
		average	Options	average
	Options and RSUs	remaining	outstanding and	remaining
Range of	outstanding as of	contractual	exercisable as of	contractual
exercise price	September 30, 2025	life (years) (1)	September 30, 2025	life (years) (1)
RSUs only	399,263	-	-	-
$0.72	225,000	9.87	-	-
$1.2	400,000	9.68	-	-
$37.6	1,774	3.49	1,774	3.49
$178.5 - $236.3	1,828	2.60	1,828	2.60
$350 - $367.5	864	1.71	864	1.71
$1,277.5 - $3,634.8	54	0.41	54	0.41
	1,028,783	9.70	4,520	2.75

(1)          Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expenses for both employees and non-employees in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cost of revenues	$9	$12
Research and development, net	105	130
Sales and marketing	203	309
General and administrative	259	596
Total	$576	$1,047

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable that were classified as equity as of September 30, 2025:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 31, 2015 (1)	681	$52.50	681	See footnote (1)
December 28, 2016 (2)	272	$52.50	272	See footnote (1)
July 6, 2020 (3)	64,099	$12.32	64,099	January 2, 2026
December 8, 2020 (4)	83,821	$9.38	83,821	June 8, 2026
December 8, 2020 (5)	15,543	$12.55	15,543	June 8, 2026
February 26, 2021 (6)	780,095	$25.20	780,095	August 26, 2026
February 26, 2021 (7)	93,612	$32.05	93,612	August 26, 2026
September 29, 2021 (8)	1,143,821	$14.00	1,143,821	March 29, 2027
September 29, 2021 (9)	137,257	$17.81	137,257	September 27, 2026
January 8, 2025 (10)	1,818,183	$2.75	1,818,183	January 10, 2028
January 8, 2025 (11)	109,091	$3.44	109,091	January 10, 2028
June 26, 2025 (12)	4,000,000	$0.65	4,000,000	June 26, 2030
June 26, 2025 (13)	240,000	$0.81	240,000	June 25, 2030
	8,486,475		8,486,475

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)
Represents warrants for ordinary shares issuable upon an exercise price of $52.50 per share, which were granted on December 31, 2015 to Kreos Capital V (Expert) Fund Limited (“Kreos”) in connection with a loan made by Kreos to the Company and are currently exercisable (in whole or in part) until the earlier of (i) December 30, 2025 or (ii) immediately prior to the consummation of a merger, consolidation, or reorganization of the Company with or into, or the sale or license of all or substantially all the assets or shares of the Company to, any other entity or person, other than a wholly owned subsidiary of the Company, excluding any transaction in which the Company’s shareholders prior to the transaction will hold more than 50% of the voting and economic rights of the surviving entity after the transaction. None of these warrants had been exercised as of September 30, 2025.

(2)	Represents common warrants that were issued as part of the $8.0 million drawdown under the Loan Agreement which occurred on December 28, 2016. See footnote 1 for exercisability terms.

(3)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in July 2020. As of September 30, 2025, 288,634 warrants were exercised for a total consideration of $3,556,976. During the nine months that ended September 30, 2025, no warrants were exercised.

(4)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in December 2020. As of September 30, 2025, 514,010 warrants were exercised for a total consideration of $4,821,416. During the nine months that ended September 30, 2025, no warrants were exercised.

(5)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of September 30, 2025, 32,283 warrants were exercised for a total consideration of $405,003. During the nine months that ended September 30, 2025, no warrants were exercised.

(6)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in February 2021.

(7)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2021 private placement.

(8)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in September 2021.

(9)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s September 2021 registered direct offering.

(10)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in January 2025.

(11)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s January 2025 registered direct offering.

(12)	Represents warrants that were issued to certain institutional investors in connection with the Company’s public offering of ordinary shares in June 2025.

(13)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s public offering of ordinary shares in June 2025.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Equity raise:

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

During the three and nine months ended September 30, 2025, the Company sold 1,146,629 and 2,110,747 shares, respectively, of its ordinary shares under the ATM program at an average price of $0.60 and $0.92 per share, respectively, for total gross proceeds of approximately $0.7 million and $1.9 million. The Company paid aggregate fees and commissions of $0.1 million to HCW and incurred other expenses of approximately $0.2 million, resulting in net proceeds of approximately $1.6 million.

As of September 30, 2025, approximately $3.4 million remained available for future issuance under the ATM program.

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8:          FINANCIAL INCOME, NET

The components of financial (expenses) income, net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency transactions and other	$2	$38	$(18)	$1
Interest Income	4	107	125	591
Bank commissions	(29)	(26)	(99)	(97)
	$(23)	$119	$8	$495

NOTE 9:          GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues mainly from products, lease of products, warranty and services.

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

The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues based on customer’s location:
United States	$4,044	$3,458	$10,263	$11,054
Germany	1,192	1,644	3,209	3,261
Europe	627	775	2,100	2,635
Asia-Pacific	103	150	269	544
Rest of the world	229	101	1,112	624
Total revenues	$6,195	$6,128	$16,953	$18,118

The following is a summary of long-lived assets within geographic areas (in thousands):

	September 30,	December 31,
	2025	2024
Long-lived assets by geographic region (*):
Israel	$228	$359
United States	613	947
Germany	21	109
	$862	$1,415

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Nine Months Ended September 30,
	2025	2024
Major customer data as a percentage of total revenues:
Customer A	15.1%	16.4%

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10:          SUBSEQUENT EVENT

Subsequent to September 30, 2025, and through November 12, 2025, the Company sold an aggregate of 869,278 ordinary shares under its ATM offering program for total net proceeds of approximately $0.8 million. The sales were made pursuant to the Company's effective shelf registration statement on Form S-3 and the related prospectus supplement filed with the SEC.

On November 14, 2025, we entered into a Secured Promissory Note with Oramed Ltd.(“Oramed”), pursuant to which we issued a secured promissory note in the principal amount of $3.0 million. The loan bears interest at a rate of 15% per annum and is secured by a lien on our cash. The loan matures on May 14, 2026. The principal and interest under the note are convertible into ordinary shares at a $0.45 per share, subject to limitations described therein. The note contains customary representations, covenants and events of default for transactions of this type, including limitations on additional indebtedness, liens, guarantees, mergers, asset sales, investments and related party transactions. Following an event of default, Oramed may accelerate all obligations, impose a default interest rate and exercise other rights and remedies available under the note or applicable law. In addition, under certain circumstances described in the note, we may be required to pay Oramed a termination fee of $500,000 under certain circumstances.

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

On November 14, 2025, we entered into a Secured Promissory Note (the “Secured Promissory Note”) with Oramed Ltd. (“Oramed”) pursuant to which, we issued to Oramed a secured promissory note in the principal amount of $3.0 million.  This loan is secured by a lien on our cash. Interest on the loan accrues at a rate of 15% per annum, the loan matures on May 14, 2026.  The Secured Promissory Note contains customary representations, warranties and covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The Secured Promissory Note provides for events of default customary for loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on the Company. After the occurrence of an event of default, Oramed may (i) accelerate payment of all obligations, impose an increased rate of interest, and terminate its commitments under the Secured Promissory Note and (ii) exercise any other right or remedy provided by contract or applicable law. Pursuant to the terms and conditions contained in the Loan, we may also be required to pay Oramed a termination fee of $500,000 under certain circumstances.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Secured Promissory Note, a copy of which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Third Quarter and Recent 2025 Business Highlights

•	Record ReWalk: Q3 marked Lifeward’s second consecutive record quarter for Medicare beneficiary placements - the highest since Medicare formalized its fee schedule in April 2024.

•
Operational Efficiency: Improved quarterly cash burn to $3.8 million, down from $4.5 million in Q3 2024, reflecting cost-structure optimization, facility consolidation, and improved reimbursement efficiency.

•	Strategic Funding: Secured $3.0 million loan from Oramed Ltd. to support ongoing operations and strategic initiatives.

•	Medicare Advantage Expansions: Received the first commercial revenue under a Medicare Advantage plan coverage for a ReWalk 7 Personal Exoskeleton.

•	CE Mark Approval: Received CE mark for the ReWalk 7 Personal Exoskeleton, enabling commercial sales in Europe, which currently represents approximately 40% of the Company’s exoskeleton sales.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and September 30, 2024

Our operating results for the three and nine months ended September 30, 2025, as compared to the same period in 2024, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods. (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$6,195	$6,128	$16,953	$18,118
Cost of revenues	3,488	3,908	9,613	11,746

Gross profit	2,707	2,220	7,340	6,372

Operating expenses:
Research and development, net	721	998	2,406	3,494
Sales and marketing	3,168	4,156	10,790	13,573
General and administrative	1,958	240	5,917	3,424
Impairment charges	—	—	2,783	—

Total operating expenses	5,847	5,394	21,896	20,491

Operating loss	(3,140)	(3,174)	(14,556)	(14,119)
Financial income (expenses), net	(23)	119	8	495

Loss before income taxes	(3,163)	(3,055)	(14,548)	(13,624)
Taxes on income	7	29	18	40

Net loss	$(3,170)	$(3,084)	$(14,566)	$(13,664)

Net loss per ordinary share, basic and diluted	(0.20)	$(0.35)	(1.16)	$(1.58)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted	16,021,411	8,756,882	12,603,487	8,652,085

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

Revenue

Our revenue for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$6,195	$6,128	$16,953	$18,118

Revenues are derived from the sale of ReWalk, AlterG, ReStore, and MyoCycle systems.  We also generate revenue from the sale of extended warranties and the provision of repair services for the products that we sell.

Revenues increased by $0.1 million, or 1.1%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to higher Medicare sales, partially offset by lower AlterG product sales.

Revenues decreased by $1.2 million, or 6.4%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily attributable to lower average selling prices and a less favorable sales mix within the ReWalk product line, reflecting a shift toward lower-margin segments, as well as reduced service-related revenues from AlterG, including lease of products and warranty contracts, and lower unit sales of MyoCycle systems.

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

Gross Profit

Our gross profit for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit	2,707	2,220	7,340	6,372

Gross profit was 43.7% of revenue for the three months ended September 30, 2025, compared to 36.2% for the three months ended September 30, 2024. Gross profit for the three months ended September 30, 2024, included $0.4 million of amortization of intangible assets. Excluding the impact of amortization, gross profit as a percentage of revenue was 42.5% for the three months ended September 30, 2024. The increase was primarily driven by lower production costs following the December 2024 closure of our Fremont, California manufacturing facility.

Gross profit was 43.3% of revenue for the nine months ended September 30, 2025, compared to 35.2% for the nine months ended September 30, 2024. Gross profit for the nine months ended September 30, 2024, included $1.2 million of amortization of intangible assets. Excluding the impact of amortization, gross profit as a percentage of revenue was 41.7% for the nine months ended September 30, 2024. The improvement reflects the same underlying trend, as lower production costs and the transition of manufacturing to a contract manufacturer have begun to contribute to higher margins in 2025.

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

Research and Development Expenses, Net

Our research and development expenses, net, for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development, net	721	998	2,406	3,494

Research and development expenses were $0.7 million for the three months ended September 30, 2025, a decrease of $0.3 million, or 27.8%, compared to the three months ended September 30, 2024. The decrease was primarily attributable to lower costs associated with the development programs of the ReWalk 7 and the AlterG NEO.

Research and development expenses were $2.4 million for the nine months ended September 30, 2025, a decrease of $1.1 million, or 31.1%, compared to the nine months ended September 30, 2024. The decrease was primarily attributable to the completion of the development programs for the ReWalk 7 and AlterG NEO.

We intend to focus our research and development resources primarily on supporting our current products and making design enhancements to reduce the material costs for our ReWalk and AlterG product lines.

Sales and Marketing Expenses

Our sales and marketing expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and marketing	3,168	4,156	10,790	13,573

Sales and marketing expenses were $3.2 million for the three months ended September 30, 2025, a decrease of $1.0 million, or 23.8%, compared to the three months ended September 30, 2024. Sales and marketing expenses for the three months ended September 30, 2024 included $0.4 million of amortization of intangible assets related to the acquisition of AlterG. Additional drivers of the decrease include a reduction in reimbursement and marketing consultants.

Sales and marketing expenses were $10.8 million for the nine months ended September 30, 2025, a decrease of $2.8 million, or 20.5%, compared to the nine months ended September 30, 2024. Sales and marketing expenses for the nine months ended September 30, 2024, included $1.2 million of amortization of intangible assets related to the acquisition of AlterG. Additional drivers of the decrease include a reduction in reimbursement and marketing consultants and lower promotional spending. These reductions reflect the Company’s continued focus on optimizing its commercial operations.

Our sales and marketing efforts are expected to focus on driving growth in our commercial product portfolio, expanding the reimbursement coverage by commercial payors of our ReWalk Personal Exoskeleton device, and expanding the commercial and clinical capabilities of the Lifeward organization.

General and Administrative Expenses

Our general and administrative expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	1,958	240	5,917	3,424

General and administrative expenses were $2.0 million for the three months ended September 30, 2025, an increase of $1.7 million, compared to the three months ended September 30, 2024. General and administrative expenses for the three months ended September 30, 2024, included a net benefit of $2.0 million related to income recognized from the release of an earnout provision in connection with the acquisition of AlterG. Excluding this income, general and administrative expenses decreased for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to lower professional costs.

General and administrative expenses were $5.9 million for the nine months ended September 30, 2025, an increase of $2.5 million, or 72.8%, compared to the nine months ended September 30, 2024. General and administrative expenses for the nine months ended September 30, 2024, included a net benefit of $2.5 million related to income recognized from the release of an earnout provision in connection with the acquisition of AlterG, compared to an income of $0.6 million recorded in 2025. The increase in the current period was also driven by a $0.6 million bad debt expense, primarily associated with the resolution of certain outstanding Medicare claims, and restructuring costs related to the leadership transition.

Impairment Charges

Our impairment charges, for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Impairment charges	—	—	2,783	—

During the nine months ended September 30, 2025, we recorded a goodwill impairment charge of $2.8 million primarily resulting from a sustained decline in our share price, which constituted a triggering event under ASC 350 and indicated that our market capitalization was below our carrying value. This non-cash impairment charge does not affect our liquidity, cash flows, or ongoing operations

Financial Income (expenses), Net

Our financial income (expenses), net, for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Financial income (expenses), net	(23)	119	8	495

Financial income, net, decreased by $0.1 million for the three months ended September 30, 2025, compared to the same period in 2024, and by $0.5 million, or 98%, for the nine months ended September 30, 2025, compared to 2024. The decrease was primarily attributable to lower yields on a reduced cash balance, reflecting fewer funds on deposit.

Income Taxes

Our income tax for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Taxes on income	7	29	18	40

Income taxes decreased by $22 thousand for both the three and nine months ended September 30, 2025, compared to the corresponding periods in 2024. The decrease was primarily attributable to deferred tax adjustments and timing differences in our subsidiaries.

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

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of certain of our equity securities and convertible notes to investors in private placements, the sale of our ordinary shares in public offerings, the incurrence of bank debt and issuance of the Loan to Oramed.

As of September 30, 2025, we had cash and cash equivalents of $2 million. We had an accumulated deficit in the total amount of $279.4 million as of September 30, 2025 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Based on our current operating plan, we believe that our existing cash resources will be sufficient to fund operations into the fourth quarter of 2025.

We intend to finance operating costs over the next twelve months with existing cash on hand, potential reduction in operating cash burn, future issuances of equity and debt securities, or through a combination of the foregoing. However, we will also need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the nine months ended September 30, 2025 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

We intend to fund future operations through cash on hand, additional private and/or public offerings of debt or equity securities, issuances of debt, cash exercises of outstanding warrants or a combination of the foregoing. In addition, we may seek additional capital through arrangements with strategic partners or from other sources and we will continue to address our cost structure. We can give no assurances that we will be able to secure additional sources of funds to support our operations on acceptable terms, or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. If we raise additional funds by issuing equity or convertible debt securities, as we have done pursuant to the loan with Oramed, it could result in dilution to our existing stockholders or increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.  Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

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

Equity Raises

Use of Form S-3

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital with respect to public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. At the time of filing our 2024 Form 10-K, on March 7, 2025, we were subject to these limitations because our public float did not reach at least $75 million in the 60 days preceding the filing of our 2024 Form 10-K. We will continue to be subject to these limitations for the remainder of the 2024 fiscal year and until the earlier of such time as our public float reaches at least $75 million or when we file our next annual report for the year ended December 31, 2025, at which time we will be required to re-test our status under these rules. If our public float is below $75 million as of the filing of our next annual report on Form 10-K, or at the time we file a new Form S-3, we will continue to be subject to these limitations, until the date that our public float again reaches $75 million. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of convertible securities, such as warrants. We have registered up to $100 million of ordinary shares warrants and/or debt securities and certain other outstanding securities with registration rights on our registration statement on Form S-3, which was declared effective by the SEC in May 2022 (the “2022 Shelf Registration Statement”). On May 15, 2025, we filed a new registration statement on Form S-3 (the “2025 Shelf Registration Statement”) to register up to $100 million of ordinary shares, warrants and/or debt securities, which has not yet been declared effective by the SEC. The 2022 Shelf Registration Statement expired on May 16, 2025, however, pursuant to Rule 415 of the Securities Act, we are permitted to continue making offers and sales of securities covered by the 2022 Shelf Registration Statement and prospectus supplements thereto until the earlier of the effective date of the 2025 Shelf Registration Statement or 180 days after May 16, 2025. Such extension period for the 2022 Shelf Registration Statement expired on November 12, 2025.

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

During the three and nine months ended September 30, 2025, the Company sold 1,146,629 and 2,110,747 shares, respectively, of its ordinary shares under the ATM program at an average price of $0.60 and $0.92 per share, respectively, for total gross proceeds of approximately $0.7 million and $1.9 million. The Company paid aggregate fees and commissions of $0.1 million to HCW and incurred other expenses of approximately $0.2 million, resulting in net proceeds of approximately $1.6 million.

As of September 30, 2025, approximately $3.5 million remained available for future issuance under the ATM Agreement. The 2022 Shelf Registration Statement, which registered the ordinary shares available for issuance under the ATM Agreement, expired on November 12, 2025, following the 180-day extension permitted under Rule 415 of the Securities Act. Upon expiration of the 2022 Shelf Registration Statement, the Company’s ability to offer or sell ordinary shares under the ATM Agreement terminated.

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

The Loan

As of the date of this Quarterly Report on Form 10-Q, we have $3.0 million outstanding under the Loan pursuant to the Loan Agreement with Oramed (see Note 1 titled “GENERAL” and Note 10 titled “SUBSEQUENT EVENT” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Cash Flows for the nine Months Ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(13,271)	$(17,749)
Net cash used in investing activities	(5)	—
Net cash provided by financing activities	8,425	—
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	103	(29)
Net cash flow	$(4,748)	$(17,778)

Net Cash used in Operating Activities

Net cash used in operating activities decreased by $4.5 million, or 25.2%, due to cash receipts from customers, improved working capital management and reduced operating expenses.

Cash used in Investing Activities

Cash used in investing activity increased by $5 thousand, primarily due to fixed assets acquisitions.

Net Cash provided by Financing Activities

Net cash provided by financing activities increased by $8.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the proceeds received through our January 2025 offering, June 2025 offering and ATM program.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of September 30, 2025.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years

Purchase obligations (1)	$7,490	$7,490	$—
Operating lease obligations (2)	247	99	148
Total	$7,737	$7,589	$148

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

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.306: $1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00: $1.174, both of which were the applicable exchange rates as of September 30, 2025.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the third quarter of 2025. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2024 Form 10-K, except as described in Note 7 in our unaudited condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

Except as set forth below, and as disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2025, and our Quarterly Report on Form 10-Q for the period ended June 30, 2025, there have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2024 Form 10-K.

If we are unable to repay the Secured Promissory Note, the ownership of the secured assets held as collateral for the Secured Promissory Note could be transferred to Oramed.

We entered into a Secured Promissory Note with Oramed, dated as of November 14, 2025 (the “Note”), pursuant to which Oramed has agreed to make a loan (the “ Loan”) to us in an aggregate amount of $3.0 million. The Loan is secured by a lien on our cash and accounts receivable, and if we are unable repay the Loan, the ownership of the secured assets held as collateral could be transferred to Oramed.

If we default under the Note, Oramed may accelerate all of our repayment obligations and exercise all of their rights and remedies under the Note and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, Oramed’s right to repayment would be senior to the rights of the holders of our ordinary shares. Oramed could declare a default upon the occurrence of customary events of default, including events that they interpret as a material adverse change as delineated in the Note, payment defaults or breaches of certain affirmative or negative covenants, thereby requiring us to repay the loan immediately. Any declaration by Oramed of an event of default could significantly harm our business and prospects and could cause the price of our ordinary shares to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness under the Loan or to make any accelerated or redemption payments, make the $500,000 termination fee payment and Oramed could seek to enforce its security interests in the collateral securing such indebtedness or other remedies available to Oramed or as provided by applicable law. Any failure by us to comply with the obligations under the Loan could cause our stock price to decrease significantly, result in substantial dilution or cause us to be unable to raise additional capital, which could have a material negative effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

 Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
10.1 **	First Amendment to Employment Agreement, dated August 1, 2025, by and between Lifeward, Inc. and Almog Adar.
10.2#**	Lifeward Ltd. 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2025).
10.3#**
Form of Incentive Stock Option Award Agreement for non-Israeli employees, executives and non-employee directors under the 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 25, 2025).

10.4#**
Form of Non-Qualified Stock Option Award Agreement for non-Israeli employees, executives and non-employee directors under the 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 25, 2025).

10.5#**
Form of Option Award Agreement for Israeli employees, executives and non-employee directors under the 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 25, 2025).

10.6#**
Form of Restricted Share Unit Award Agreement for non-Israeli employees, executives and non-employee directors under the 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 25, 2025).

10.7#**
Form of Restricted Share Unit Award Agreement for Israeli employees, executives and non-employee directors under the 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 25, 2025).

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.
__________________________

*	Furnished herewith.
**	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifeward Ltd.

Date: November 14, 2025	By:	/s/ William Mark Grant
William Mark Grant
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Almog Adar
Almog Adar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)