Form 10-K
period 2025-12-31
Lifeward Ltd.
filed 2026-03-18
CIK 1607962

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-36612

Lifeward Ltd.
(Exact name of registrant as specified in charter)

Israel	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2 Cabot Rd., Hudson, MA	01749
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +508.251.1154

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, no par value	LFWD	Nasdaq Capital Market

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

Yes ☐       No ☒

The aggregate market value of the Ordinary Shares held by non-affiliates of the Registrant based upon the closing price of the Ordinary Shares as reported by The Nasdaq Capital Market on June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $9,971,778.

As of March 17, 2026, the Registrant had outstanding 1,528,222 Ordinary Shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIFEWARD LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
TABLE OF CONTENTS

i

Definitions and Introduction

Our legal name is Lifeward Ltd. Our name was previously ReWalk Robotics Ltd., which we changed to Lifeward Ltd. effective September 10, 2024. We are a company limited by shares organized under the laws of the State of Israel and were founded in 2001. In September 2014, we listed our shares on The Nasdaq Global Market, and in May 2017 we transferred our listing to The Nasdaq Capital Market. We have irrevocably appointed Lifeward, Inc. as our agent to receive service of process in any action against us in any United States federal or state court. The address of Lifeward, Inc. is 2 Cabot Rd., Hudson, Massachusetts 01749. As used herein, and unless the context clearly indicates otherwise, the terms “Lifeward”, the “Company”, “we”, “us”, “our” or “ours” refer to Lifeward and its subsidiaries.

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

•
our ability to achieve reimbursement from third-party payors for Private, Governments, and Medicare & Medicaid Services (“CMS”) coverage for our products, including our ability to successfully submit and gain approval of cases for Medicare coverage through Medicare Administrative Contractors (“MACs”);

•	our ability to successfully integrate the operations of AlterG, Inc. (“AlterG”) into our organization, and realize the anticipated benefits therefrom;

•	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;

•
our ability to realize the expected benefits from cost reduction initiatives, including streamlining operations and the completed transition of the manufacturing of our ReWalk products to in-house manufacturing, and our ability to manage any related business disruptions;

•
our ability to achieve expected operating efficiencies and sustain or improve operating expense reductions, and our ability to handle any business disruptions that may occur in connection with streamlining operations;

•
our reliance on third-party contract manufacturers for the production of our AlterG Anti-Gravity Systems and our ability to maintain product quality, ensure timely production and delivery, and manage potential supply chain disruptions;

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

•	our ability to gain and maintain regulatory approvals and to comply with any post-marketing requests;

•	the risk of a cybersecurity attack or incident relating to our information technology systems significantly disrupting our business operations;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;

•	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that our ordinary shares will be delisted if we cannot do so;

•	our ability to effectively use the proceeds from our recent offerings of securities;

•	our ability to repay amounts due, and perform our obligations under and comply with the terms and conditions of, the Secured Promissory Notes with Oramed;

•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company;

•
market and other conditions, including the extent to which inflationary pressures, interest rate and currency rate fluctuations, and changes in trade policies (including tariffs and trade protection measures that have been or may in the future be imposed by the U.S. or other countries), or global instability may disrupt our business operations or our financial condition or the financial condition of our customers and suppliers, including the ongoing Russia-Ukraine conflict, ongoing conflict in the Middle East (including any escalation or expansion) and the increasing tensions between China and Taiwan; and

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

•	Defects in our products or the software that drives them could adversely affect the results of our operations.

•	The potential health benefits of our ReWalk products have not been substantiated by long-term clinical data, which could limit sales of such products.

•	We rely on third-party contract manufacturers to produce our AlterG products and on third-party suppliers for certain components used in our ReWalk and AlterG products.

•	We may receive a significant number of warranty claims or our ReWalk, AlterG, or ReStore systems may require significant amounts of service after sale.

•	We may not be able to enhance our exoskeleton product offerings through our research and development efforts.

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

•
Conditions in Israel, including Israel’s wars against Hamas and other terrorist organizations in the Gaza Strip, against Hezbollah on Israel’s northern border, and tensions or hostilities involving Iran, including any escalation into a broader regional conflict, may materially and adversely affect our business and results of operations.

•
Our technology development and quality headquarters and the manufacturing facility for our ReWalk products are located in Israel and, therefore, our results may be adversely affected by economic restrictions imposed on, and political and military instability in, Israel.

•	Our operations may be disrupted as a result of the obligation of Israeli citizens to perform military service.

•	Your rights and responsibilities as a shareholder will be governed by Israeli law, which differs in some material respects from the rights and responsibilities of shareholders of U.S. companies.

•	Our business could be negatively affected as a result of actions of activist shareholders, which could be disruptive and costly and may impact the trading value of our securities.

Where You Can Find Other Information

Our principal executive offices are located at 2 Cabot Rd., Hudson, MA 01749, and our telephone number is (508) 251-1154. Our website is golifeward.com. Information contained, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein. We have included our website address in this annual report solely for informational purposes. Information that we furnish or file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed or furnished with the SEC. The SEC also maintains a website at www.SEC.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available on this website.

PART I

ITEM 1. BUSINESS

Overview

We are a medical device company that designs, develops, and commercializes life-changing solutions that span the continuum of care in physical rehabilitation and recovery, delivering proven functional and health benefits in clinical settings as well as in the home and community. Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury (“SCI”) the ability to stand and walk again during everyday activities at home or in the community. In March 2023, we received clearance of our premarket notification (“510(k)”) from the U.S. Food and Drug Administration (“FDA”) for the ReWalk Personal Exoskeleton with stair and curb functionality, which adds usage on stairs and curbs to the indication for use for the device in the U.S. The clearance permits U.S. customers to participate in more walking activities in real-world environments in their daily lives where stairs or curbs may have previously limited them when using the exoskeleton for its intended, FDA-indicated uses. This feature has been available in Europe since initial CE Clearance, and real-world data from a cohort of 47 European users throughout a period of over seven years consisting of over 18,000 stair steps, were collected to demonstrate the safety and efficacy of this feature and support the FDA submission. In March 2025, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the ReWalk 7 Personal Exoskeleton device, a next-generation ReWalk model.

We have sought to expand our product offerings beyond the SCI Products through internal development, distribution agreements, and acquisitions. We have developed our ReStore Exo-Suit device, which we began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. Sales of the device in the European Union ceased in May 2024. In the second quarter of 2020, we signed an agreement to become the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to U.S. veterans through the Veterans Health Administration (“VHA”) hospitals. We continue to distribute these products; however, our distribution rights are no longer exclusive.

In August 2023, we made our first acquisition to supplement our internal growth when we acquired AlterG, a leading provider of Anti-Gravity systems for use in physical and neurological rehabilitation. We paid a cash purchase price of approximately $19 million at closing. The purchase agreement also provided for the potential of additional cash earnout payments based on AlterG’s revenue growth over the two years following the closing; however, no earnout payments were earned. The AlterG Anti-Gravity systems use patented, National Aeronautics and Space Administration (“NASA”) derived differential air pressure (“DAP”) technology to reduce the effects of gravity and allow patients to rehabilitate with finely calibrated support and reduced pain. AlterG Anti-Gravity systems are utilized in over 6,000 facilities globally in more than 40 countries. We will continue to evaluate other products for distribution or acquisition that can broaden our product offerings further to help individuals with injury and disability.

In February 2026, we entered into an Intellectual Property Assignment and Technology Transfer Agreement with Skelable Ltd., an Israeli technology company, pursuant to which we agreed to acquire certain intellectual property and related technology assets associated with a powered upper-body robotic orthotic system designed to assist individuals with impaired upper-limb function, including stroke survivors. The transaction remains subject to customary closing conditions. As part of the transaction, certain key employees of Skelable are expected to join our company. The consideration consists primarily of our ordinary shares and is subject to the achievement of certain milestones. The technology remains under development and is intended to expand our neurorehabilitation platform beyond lower-limb exoskeleton systems.

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

In December 2025, we announced a distribution agreement with Verita Neuro, a provider of intensive neurological rehabilitation services. Pursuant to the agreement, Verita Neuro will serve as a distributor of the ReWalk Personal Exoskeleton in certain international markets, including Mexico, Thailand and the United Arab Emirates. Through its network of rehabilitation centers, Verita Neuro integrates advanced technologies and therapies to support individuals with neurological injuries. We believe this agreement will expand access to the ReWalk Personal Exoskeleton in additional international markets and support broader adoption of our technology.

Our principal markets are primarily in the United States and Europe with some lesser sales in Asia, the Middle East and South America. We sell our products primarily directly in the United States, through a combination of direct sales and distributors (depending on the product line) in Germany and Canada, and primarily through distributors in other markets. In markets where we sell direct to consumers, we have established relationships with clinics and rehabilitation centers, professional and college sports teams, individuals and organizations in the SCI community, and in markets where we do not sell direct to consumers, our distributors maintain these relationships. We have primary offices in Yokneam, Israel, Hudson, Massachusetts, and Berlin, Germany.

We have in the past generated and expect to generate in the future revenue from a combination of clinics and rehabilitation centers, commercial distributors, third-party payors (including private and government payors), professional and college sports teams, and self-pay individuals. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for exoskeleton technologies such as the ReWalk Personal Exoskeleton, we are pursuing various paths of reimbursement, such as the VHA policy that was issued in December 2015 for the evaluation, training, and procurement of ReWalk Personal Exoskeleton systems for all qualifying veterans living with SCI across the United States.

We have engaged with CMS regarding the Medicare coverage framework applicable to personal exoskeletons. In 2024, the National Spinal Cord Injury Statistical Center (“NSCISC”), which maintains the world’s largest database on spinal cord injury research, reported that CMS is the primary payor for approximately 57% of the SCI population that is at least five years post-injury, with Medicare representing a majority of this percentage. In July 2020, following a successful submission and hearing process, a code was issued for ReWalk Personal Exoskeleton, which may be used for purposes of claim submission to Medicare, Medicaid, and other payors.

On November 1, 2023, CMS released the Calendar Year 2024 Home Health Prospective Payment System Final Rule, CMS-1780-F (“Final Rule”), which was adopted through the notice and comment rulemaking process. The Final Rule includes a policy confirming that personal exoskeletons are included in the Medicare brace benefit category, as of January 1, 2024. Medicare personal exoskeleton claims with dates of service on or after January 1, 2024 that are billed using HCPCS code K1007 are assigned to the brace benefit category. CMS reimburses items classified under the brace benefit category using a lump-sum payment methodology.

On April 11, 2024, CMS revised its April 2024 Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DMEPOS”) Fee Schedule to include a final lump-sum Medicare purchase fee schedule amount for personal exoskeletons (HCPCS code K1007) with an established rate of $91,032.  CMS determined this payment rate using a “gap-filling” methodology, which is applied when a technology has no prior fee schedule pricing history. In establishing the payment amount for HCPCS code K1007, CMS considered available pricing information for exoskeleton devices from Lifeward and other manufacturers.

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

On January 12, 2026, we entered into a Share Purchase Agreement with Oramed Pharmaceuticals, Inc. (“Oramed”) and Oratech Pharma, Inc. (“Oratech”), pursuant to which we agreed to acquire all of the outstanding equity interests of Oratech, a wholly owned subsidiary of Oramed. Upon closing of the transaction, and subject to the satisfaction of customary closing conditions, we will issue to Oramed ordinary shares and pre-funded warrants representing up to 49.99% of our fully diluted equity capitalization, with the number of ordinary shares issued at closing not exceeding 45% of our outstanding ordinary shares immediately after closing. We will also issue transaction warrants and agreed to make quarterly revenue sharing payments equal to 4% of net revenues from sales of our ReWalk Personal Exoskeleton products and related extended warranties, subject to certain caps and termination events.

In connection with the transaction, we also entered into a Securities Purchase Agreement with Oramed and certain investors providing for the issuance of up to $20.0 million of senior secured convertible notes, including $10.0 million to be issued at closing, together with accompanying warrants.

On March 12, 2026, our shareholders approved the transaction. We anticipate closing the transaction following the satisfaction of customary closing conditions.

In connection with the anticipated transaction, we received bridge financing from Oramed. On November 14, 2025, we entered into a Secured Promissory Note (the “Initial Secured Promissory Note”) with Oramed Ltd., pursuant to which we issued to Oramed Ltd. a secured promissory note in the principal amount of $3.0 million. The loan bears interest at a rate of 15% per annum, is secured by a lien on our cash and matures on May 14, 2026.

On February 12, 2026, we entered into an additional Secured Promissory Note (the “Subsequent Secured Promissory Note”) with Oramed, pursuant to which we issued a secured promissory note in the initial principal amount of $525,000, which amount may be increased by up to an additional $975,000 upon the mutual consent of the parties. The Subsequent Secured Promissory Note is secured by a lien on our cash, accrues interest at a rate of 24% per annum and matures on the earlier of August 12, 2026, or the failure to obtain shareholder approval of the transactions contemplated by the Securities Purchase Agreement and the Share Purchase Agreement described above.

On March 11, 2026, we and Oramed agreed to increase the principal amount available under the Subsequent Secured Promissory Note by an additional $500,000, resulting in an aggregate principal amount of $1,025,000 available under such note.

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

ReWalk Personal Exoskeleton: intended for everyday use at home, at work or in the community with a trained companion. We began marketing ReWalk Personal Exoskeleton in Europe with CE mark clearance at the end of 2012. We received FDA de novo authorization to market the ReWalk Personal Exoskeleton in the United States in June 2014. FDA subsequently cleared 510(k) premarket notifications for modifications to the ReWalk, including for use of the ReWalk on curbs and stairs.  ReWalk Personal Exoskeleton units are all manufactured according to the same mechanical specifications. Each unit is then permanently sized to fit the individual user and the software is configured for the user’s specifications by the rehabilitation center, clinic, or distributor. In March 2025, we received 510(k) clearance from the FDA for the ReWalk™ 7, the seventh generation of the ReWalk system, which includes innovative new and enhanced features such as cloud connectivity, an improved user interface, crutch-mounted push-button control, customizable walking speeds, and seamless activation for stairs and curbs. The ReWalk™ 7 received CE Mark approval in September 2025.

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

Clinical Evidence

Published clinical studies indicate the ReWalk Personal Exoskeleton’s ability to deliver a functional walking speed. In addition, certain potential secondary health benefits have been reported in literature as well as by healthcare practitioners and ReWalk users, including study participants. Although these benefits have not been established as conclusive clinical data in randomized controlled trials, these reported secondary health benefits include:

●	Restoration of functional ambulation (permitting community access);

●	Cardiopulmonary health improvement;

●	Reduction of muscle spasticity;

●	Reduction and reversal of bone mineral density loss;

●	Bowel and bladder management (improved autonomic function);

●	Pain reduction;

●	Multidimensional quality of life improvements.

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

Market Opportunity

Current and near-term market opportunities include providing a solution for persons with SCI that can be used in the clinic and/or home settings. For persons with SCI, reduced physical activity and the predominance of seated activities can lead to severe physical and psychological deterioration, resulting in bad health, poor quality of life, low self-esteem, and high medical expenses. In addition, the secondary medical consequences of paralysis can include difficulty with bowel and urinary tract function, osteoporosis, loss of lean mass, gain in fat mass, insulin resistance, diabetes, and heart disease. The cost of treating these conditions is substantial. The National Spinal Cord Injury Statistical Center (“NSCISC”)  estimates that complications related to paraplegia cost approximately $670,000 in the first-year post-injury, excluding indirect costs such as loss in wages, fringe benefits, and productivity, and significant additional amounts over the course of an individual’s lifetime. Further, secondary complications related to spinal cord injury can reduce life expectancies for SCI patients. The young average age at time of injury and significant remaining life expectancy, the likelihood of living at home, and the lifetime cost of treatment highlight the need for an out-of-hospital solution with demonstrated health and social benefits.

The NSCISC estimates according to its 2025 SCI Fact Sheet that there are approximately 308,000 people in the United States living with SCI, with an annual incidence of approximately 18,000 new cases per year. According to the VHA data there are approximately 42,000 of such patients who are veterans and are eligible for medical care and other benefits from the VHA, out of which the VHA states that 27,000 veterans are receiving SCI treatment annually. With 25 VHA spinal cord injury centers designated SCI/D Hub locations, the VHA has the largest single network of spinal cord injury care in the United States.

According to the NSCISC, since 2015 motor vehicle crashes have been the leading cause of reported spinal cord injury cases (37%), followed by falls (32%), acts of violence (15%) and sports injuries (8%). Approximately 78% of spinal cord injuries occur among the male population. According to NSCISC data, upon hospital discharge, 87% of persons with spinal cord injuries are sent to private, non-institutional residence (in most cases, their homes prior to injury).

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

In December 2015, the VHA issued a national policy or standard operating procedure (“SOP”) for the evaluation, training, and procurement of ReWalk Personal Exoskeleton systems for all qualifying veterans across the United States and U.S. Territories. The VHA SOP is the first national coverage policy in the United States for qualifying individuals who are living with spinal cord injury. In June 2018, the VHA updated the SOP, in part, to expand training options for individuals who could not complete the mandatory training due to excessive distance/drive times from a VHA-designated site. As of December 31, 2025, we had placed 51 units as part of the VHA policy. The VHA accounted for 3.8% of our total revenue for the year ended December 31, 2025.

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

According to the NSCISC 2024 annual report, approximately 57% of the spinal cord injury population received primary coverage from Medicare and Medicaid within five years after their injury date, with Medicare representing the majority of cases.

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

As of December 31, 2025, there were 49 insurance cases pending in Germany. We believe that our recent coverage decisions and the existing claims will eventually lead other German insurers to provide coverage on a broader scale, but this is not guaranteed. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and our Industry— We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors which risk may be heightened if insurers find the products to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenue that is high enough to allow us to sell our products profitably.”

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

Our proprietary Stride Smart software can provide real-time data and analytics so that the user can watch and self-correct gait abnormalities. Clinicians also can simultaneously read and respond to five gait assessment key performance indicators (“KPIs”). The five KPIs include:

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

•
NEO+ – The most versatile offering within the AlterG family builds upon the benefits of the NEO with added speed up to 12 mph and an integrated camera. The NEO+ also offers additional options for further customization, including a high-speed option of up to 15 mph and the addition of our Stride Smart gait analytics software package; and

•
PRO – The PRO is our top-of-the-line model for sports medicine and elite sports applications with utilization by professional and collegiate athletes. The PRO is designed for robust performance with a slat-belt design equipped to run at up to 18 mph in forward and 10 mph in reverse, with all software and speed options included as standard.

In addition to sales of the AlterG Anti-Gravity systems, we also provide consumables and services that support the utilization of the installed base. For example, the AlterG systems require the users to wear proprietary shorts that zip the user into the air chamber to create the seal to maintain the air pressure. With frequent use, these shorts need to be periodically replaced. Additionally, we maintain a network of approximately 40 contract service engineers who perform the installation, maintenance, and repair work. As the 12-month assurance warranties expire, we market extended service contracts which can provide a recurring revenue base that can grow with the size of the installed base.

The potential market for AlterG Anti-Gravity systems is large and fragmented with several types of facilities that treat patients with conditions who could benefit from rehabilitation using partial weight displacement. According to the MedPAC 2025 Report, there are approximately 1,200 certified inpatient rehabilitation facilities in the U.S. These facilities treat patients with a range of conditions including stroke, lower extremity fractures, joint replacements, neurological conditions and brain injury, cardiac conditions, and other types of orthopaedic conditions. Depending on the specific details of each case, many of these patients are candidates for therapy using partial weight displacement. Globally, we estimate that there are approximately 3,500 inpatient rehabilitation facilities that are comparable in budget and quality of care to those in the U.S.

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

ReStore Exo-Suit

In June 2017, we unveiled our lightweight ReStore Exo-Suit system designed initially for rehabilitation of stroke patients. The patented soft exo-suit technology was originally developed at Harvard University’s Wyss Institute for Biologically Inspired Engineering (“Harvard”), where it also underwent initial clinical testing that demonstrated potential to improve walking for stroke survivors. ReWalk and Harvard entered into a multi-year research collaboration agreement in 2016 which provides ReWalk license to intellectual property relating to lightweight exo-suit system technologies for lower limb disabilities and provides access to future innovations that emerge from this collaboration and may be relevant to additional stroke products or other therapies. The development and regulatory clearance process for ReStore took us approximately three years. We received FDA clearance for ReStore in June 2019, and also obtained a CE mark in May 2019. Following the regulatory clearances, we began to commercialize the ReStore product but because the ReStore product was not planned for MDR conformity we had to cease sales in the EU in May 2024. For more information on the collaboration with Harvard, see “Research and Development-Research and Development Collaborations.”
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

Published clinical trials comparing the use of the soft exo-suit design versus traditional rehabilitation training with stroke patients have shown varying levels of improvements, with the main ones being improved walking speed, improved propulsion symmetry, reductions in compensatory behaviors including paretic hip hiking and circumduction as well as reduction in metabolic burden associated with post stroke walking.

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

Stroke incidence in the United States is estimated at approximately 800,000 cases per year, with roughly 75–80% of individuals surviving the acute event. Among stroke survivors, motor impairments are common, and an estimated 30–40% experience persistent lower-limb gait or mobility limitations requiring rehabilitation.

In the United States, individuals recovering from stroke receive therapy across inpatient rehabilitation facilities, hospital-based rehabilitation programs, and outpatient physical therapy clinics, representing several thousand sites of care nationwide.

With the clinical evidence we have to date on ReStore, its unique design and its cost-effectiveness compared to other products, we believe the ReStore soft exosuit has the potential to be adopted by clinics for use in the therapy of their stroke patients. However, we also recognize that the process to achieve this may be lengthy and will likely occur only once national or regional healthcare providers include the device within their stroke therapy programs. We also believe that accelerating adoption may require additional clinical evidence as well as continued education regarding the ReStore design and its potential advantages compared to existing therapies and products.

As of December 31, 2025, and December 31, 2024, we had placed 48 and 43 ReStore units, respectively.

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

As of December 31, 2025, we had placed 131 ReWalk Rehabilitation Exoskeleton units in use at rehabilitation centers and 778 ReWalk Personal Exoskeleton units in a home or community use, compared to 131 ReWalk Rehabilitation Exoskeleton units and 689 ReWalk Personal Exoskeleton units as of December 31, 2024. We estimate the installed base of AlterG systems is over 6,000 installed units worldwide as of December 31, 2025. With the finalization of the Medicare payment rates for exoskeletons that was effective April 1, 2024, we have begun to aggressively target the eligible Medicare customer base for growth while also continuing to focus on expanding commercial and other reimbursement coverage. Additionally, with our increased direct sales resources and distributor network, we also expect to further penetrate the base of facilities which could utilize AlterG systems for rehabilitation of their patients.

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

In the market for anti-gravity rehabilitation systems, our AlterG systems compete with other treadmill-based rehabilitation technologies offered by various medical device and rehabilitation equipment manufacturers, including systems offered by companies such as BTL Industries and other providers of rehabilitation treadmills and gait-training technologies used in clinical rehabilitation and sports performance settings. We believe that our AlterG systems differentiate themselves through their proprietary Differential Air Pressure technology, which allows precise and comfortable body-weight support during rehabilitation and athletic training.

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

We believe that our ReWalk Personal Exoskeleton possesses key competitive advantages over these companies’ products, such as our tilt-sensor technology that provides a self-initiated walking experience, six degrees of freedom which enable a more natural gait, the ability to support its own weight, and robust durability in real-world conditions. In addition, ReWalk Personal Exoskeleton is the only medical exoskeleton with FDA and CE clearance for use on stairs and curbs, which greatly improves the ability to use the device in everyday real-world environments.

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

In addition, we are aware of a number of academic and early stage research into exoskeletons for various applications. Other medical device or robotics companies, academic and research institutions, or others may develop new technologies or therapies that provide a superior walking experience, are more effective in treating the secondary medical conditions that we target or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments.

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

Services and Customer Support

Our commercial centers of operations in Hudson, Massachusetts and Berlin, Germany coordinate all customer support and product service functions for North America and Europe, respectively, through dedicated technical service personnel who provide product services and customer support through training to healthcare providers and support to product users.

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

We have implemented product design improvements for the ReWalk Personal Exoskeleton, including enhancements incorporated into the ReWalk 7 system, which received regulatory clearance and has been commercially launched.

In the longer term we are conducting research on our next generation exoskeleton with design improvements and advanced robotic technologies such as AI and sensor fusion. New medical indications impacting the ability to walk that we may pursue include multiple sclerosis, cerebral palsy, Parkinson’s disease, and assistance for elderly individuals.

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

Our research and development efforts have been financed, in part, through funding from the Israel Innovation Authority (formerly known as Office of the Chief Scientist in the Israel Ministry of Economy) (the “IIA”). From our inception through December 31, 2025, we received funding totaling $2.8 million from the IIA. For more information regarding our research and development financing arrangements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Grants and Other Funding.”

Research and Development Collaborations

On April 1, 2022, we entered a research and development cooperation agreement with several companies and universities in the Human Robot Interaction (“HRI”) Consortium, part of the IIA’s MAGNET incentive program. This incentive program provides grants for R&D collaboration as part of a consortium comprised of private businesses and leading academic centers. The goals of the HRI consortium are to “develop advanced technologies aimed at providing robots with social capabilities, enabling them to carry out various tasks and effective interactions with different users in diverse operational environments.” The total program has a budget of NIS 57 million, which includes funding for research and development grants to help drive technological innovation. The Consortium is a 3-year program which has allocated NIS 1.745 million to fund ReWalk-specific projects over the first 18-month period of the program. In November 2023, we entered the second 18-month period of the program, the Consortium has allocated NIS 1.336 million to fund ReWalk-specific projects over the second 18-month period. As of December 31, 2025, the Company spent total funds in the amount of NIS 3.0 million. As a member of the HRI Consortium, we collaborate with several universities to develop advanced technologies aimed at improving the human-exoskeleton interaction. This research collaboration with top researchers in the fields of robotics, behavioral sciences and human-computer interaction will seek to make the use of exoskeletons easier and more natural to promote wider adoption of the technology.

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

For our ReWalk product line, as of December 31, 2025, we have 12 issued patents in the United States and 34 issued patents outside of the United States, as well as 7 pending patent applications for our technology in the United States, China, and Europe, including one pending international PCT application.  For our patents associated with DAP and other AlterG technology, as of December 31, 2025, we have 30 issued patents in the United States and 7 patents issued outside the United States, as well as 2 pending patent applications for anti-gravity associated technology in the United States and one pending international PCT application.

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

Premarket Regulatory Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a premarket approval application (PMA), or issuance of a de novo classification order. Under the FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. Class I devices are those for which reasonable assurance of safety and effectiveness can be assured by adherence to general controls that include compliance with the applicable portions of the FDA’s Quality Management System Regulation, or QMSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Class I also includes devices for which there is insufficient information to determine that general controls are sufficient to provide reasonable assurance of the safety and effectiveness of the device or to establish special controls to provide such assurance, but that are not life-supporting or life-sustaining or for a use which is of substantial importance in preventing impairment of human health, and that do not present a potential unreasonable risk of illness of injury.

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

In March 2023, we received 510(k) clearance for the ReWalk Personal Exoskeleton with an indication for standing and walking on level surfaces and mild slopes and ascending and descending stairs and curbs.  In June 2024, we submitted a 510(k) premarket notification for the ReWalk 7 Personal Exoskeleton, a next-generation ReWalk model, and the 510(k) was cleared by FDA in March 2025.

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

Our manufacturing processes are required to comply with the applicable portions of the FDA’s Quality Management System Regulation (“QMSR”) that covers the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use.  The QMSR became effective in February 2026 and replaced the Quality System Regulation (“QSR”).  The QMSR incorporates by reference the international standard for medical device quality management systems set by the International Organization for Standardization (ISO), ISO 13485:2016. We actively maintain compliance with the FDA’s QMSR, and the European Union’s Quality Management Systems requirements, ISO 13485:2016.

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

Regulation Outside of the U.S.

In addition to the United States regulations, we are subject to a variety of foreign regulations governing clinical trials, manufacturing and commercial sales and distribution of our products. In the E.U., medical devices are regulated by the European Union Medical Devices Regulation (EU) 2017/745 or MDR, which became applicable on May 26, 2021, and replaced the E.U. Medical Devices Directive 93/42/EEC, or MDD. The MDR and its associated guidance documents and harmonized standards, govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration, manufacturing, labeling, claims, distribution, export and import and post-market surveillance, vigilance, and market surveillance.

Before a device can be placed on the market in the E.U., compliance with the MDR requirements must be demonstrated in order to affix the CE mark to the product. The method of assessing conformity varies depending on the class of the product but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system or specific testing of the manufacturer’s product. The Notified Body issues a CE Certificate of Conformity to confirm successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements provided in the MDR. Under transitional provisions provided in the MDR, medical devices that had valid CE Certificates of Conformity issued under the MDD prior to May 26, 2021 and that remained valid (and not withdrawn) on March 20, 2023, can continue to be placed on the EEA market until the end of December 2027 or 2028 (depending on the class of device), provided the device’s manufacturer complies with certain requirements, including that there are no significant changes in the design and intended purpose of the applicable device. After the expiry of any applicable transitional period, only devices that have been CE marked on the basis of the MDR may be placed on the market in the EEA. We comply with the E.U. requirements and have received a Notified Body Certificate of Conformity under the MDR for ReWalk 7 Personal Exoskeleton. Prior models of our ReWalk system are CE marked under the MDD and continue to be placed on the EU market in compliance with the MDR transitional provisions.  The ReStore product was not planned for MDR conformity and accordingly, we had to cease sales of the ReStore in the E.U. in May 2024.

Following the U.K.’s exit from the E.U. (known as “Brexit”), the MDR applies in Northern Ireland but does not apply in Great Britain (England, Scotland and Wales). The medical device legislative framework in Great Britain is set out in the Medical Devices Regulations 2002, as amended. These regulations are based on the previous medical device directives of the E.U. but modified to operate independently of E.U. law. The Medical Devices Regulations 2002 contain certain Great Britan-specific requirements, including the introduction of the UK Conformity Assessed, or  UKCA, marking (although E.U. CE marks will be recognized potentially up until June 2030 or later (subject to further consultation)), the requirement for manufacturers located outside of the U.K. to appoint a “UK Responsible Person” if they place devices on the Great Britain market, and expanded device registration requirements.

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

U.S. Anti-Kickback, False Claims and Other Healthcare Fraud and Abuse Laws

In the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal healthcare programs. These laws apply to manufacturers of products, such as us, with respect to our financial relationship with hospitals, physicians and other potential purchasers or acquirers of our products. The U.S. government has published regulations that identify “safe harbors” or exemptions for certain practices from enforcement actions under the federal anti-kickback statute, and we will seek to comply with the safe harbors where possible. The federal anti-kickback law also contains several statutory safe harbors. To qualify for a safe harbor, the activity must fit squarely within the safe harbor. Arrangements that do not meet a safe harbor are not necessarily illegal but must be evaluated on a case-by-case basis. A person or entity may be found to violate the anti-kickback statute even absent actual knowledge of this statute or specific intent to violate it. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“FCA”).

The civil FCA prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil FCA has been used to assert liability on the basis of kickbacks and other improper referrals, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not covered by a device’s clearance or approval, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered. In addition, private payors have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the FCA. Intent to deceive is not required to establish liability under the civil FCA. Civil FCA actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil FCA provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into millions of dollars. For these reasons, FCA lawsuits against biopharmaceutical and device companies have resulted in substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil FCA liability may further be imposed for known Medicare or Medicaid overpayments that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, conviction or civil judgment for violating the FCA may result in exclusion from federal health care programs, and suspension and debarment from government contracts, and refusal of orders under existing government contracts.

The government may further prosecute conduct constituting a false claim under the criminal FCA. The criminal FCA prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil FCA, requires proof of intent to submit a false claim.

The civil monetary penalties statute is another statute under which medical device companies may potentially be subject to enforcement. Among other things, the civil monetary penalties statue imposes fines against any person who offers to provide remuneration to any individual eligible for benefits under Medicare or Medicaid that the offerer knows or should know is likely to influence the individual’s selection of a particular provider or supplier of any item or service reimbursable under those programs.

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

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers. Certain states also require implementation of commercial compliance programs and compliance with the medical device industry’s otherwise voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require companies to track and report information related to payments, and other items of value to physicians and other healthcare providers.

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

In the United States, the European Union, and other potentially significant markets for our products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. In the United States, it is also common for certain government and private health plans to use coverage determinations to leverage rebates from labelers to reduce the plans’ net costs. These restrictions and limitations influence the purchase of healthcare services and products and lower the realization of manufacturers’ sales of products. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third-party payors may limit coverage to specific therapeutic products on an approved list, or formulary, which might not include all the FDA-approved products for a particular indication or might impose high co-payment amounts to influence patient choice. Third-party payors also control costs by requiring prior authorization or imposing other restrictions. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy.

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

The ACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.

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

In Israel, where we manufacture our ReWalk products at our facility, we do not utilize chemicals that require a toxic materials license. In the U.S., where our contract manufacturer produces our AlterG products, we do not utilize chemicals which require a toxic materials license. Out Contract manufacturer has a hazardous waste disposal license with the EPA ID# NHD500017052 and dispose of our expired and empty containers through a process in accordance with the license supplier “Republic Services” with EPA ID# NHD500018452.

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

Manufacturing

Our ReWalk exoskeletons, ReStore exo-suits, and AlterG Anti-Gravity systems include off-the-shelf and custom-made components produced to our specifications by various third parties for technical and cost-effectiveness. During 2025, we terminated our contract manufacturing agreement with Sanmina Corporation for the manufacture of our ReWalk exoskeletons and ReStore exo-suits. We transitioned the manufacturing of ReWalk exoskeletons to the Lifeward Ltd. facility. We contracted with Cirtronics Corporation (“Cirtronics”), a well-established contract manufacturer with expertise in the medical device industry, for the manufacture of the AlterG product at its facility in Milford, New Hampshire beginning January 2025. Each product line is manufactured pursuant to the same applicable set of specifications. We place our manufacturing orders with Cirtronics and other suppliers pursuant to purchase orders or by providing forecasts for future requirements. We may terminate our relationship with Cirtronics upon at least one year’s notice prior to the expiration of the initial term or renewal term of the contract.  We may terminate our relationship with other suppliers at any time upon written notice. Either we or Cirtronics may terminate the relationship in the event of a material breach, subject to a 45-day cure period in the case of Cirtronics. The agreement with Cirtronics contains a limitation on liability that applies equally to us and Cirtronics.

We believe that the contract manufacturing relationships with Cirtronics and in-house production at the Lifeward Ltd. allow us to operate our business efficiently by focusing our internal efforts on the development and commercialization of our technology and products and provide us with substantial scale-up capacity.

We conduct regular on-site quality testing at Cirtronics’ facility and obtain full quality inspection reports. We maintain a non-disclosure agreement with Cirtronics.

We develop certain of the software components internally and license other software components that are generally available for commercial use as open-source software.

We manufacture products based upon internal sales forecasts. We deliver products to customers and distributors based on purchase orders received, and our goal is to fulfill each customer’s order for products in regular production within two weeks of receipt of the order.

Suppliers

We have contracted with Cirtronics for the sourcing of substantially all components and raw materials for the manufacture of our AlterG products, although there are instances that we purchase raw materials ourselves. We are sourcing all components and raw materials for the manufacture of our ReWalk exoskeleton device.

Components of our products and raw materials are sourced from suppliers in the United States, Europe, China, Taiwan, and Israel, and we depend on certain of these components and raw materials, including certain electronic parts, for the manufacture of our products. To date, we have not experienced significant volatility in the prices of these components and raw materials. However, prices may fluctuate due to a number of factors, including purchase volumes, general economic conditions, currency exchange rates, industry cycles, production levels, supply availability, tariffs, and trade policies.

We believe that Cirtronics’ facility, together with our manufacturing and supply arrangements, are sufficient to support our anticipated capacity needs for the foreseeable future.

Human Capital

Employees

As of December 31, 2025, we had 81 employees (including full-time and hourly employees), of whom 46 were located in the United States, 25 were located in Israel and 10 were located in Europe. The majority of our employees are, and have been, engaged in sales and marketing activities. We do not employ a significant number of temporary or part time employees.

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

Financial Information about Geographic Areas and Significant Customer Information

The following table sets forth the geographical breakdown of our revenue for each of the years ended December 31, 2025, and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenue based on customer’s location:
United States	$13,237	$14,425
Europe	2,907	5,124
Germany	4,014	4,422
Asia-Pacific	460	825
Rest of the world	1,416	867
Total revenue	$22,034	$25,663

Additional discussion of financial information by reportable segment and geographic area and sales in excess of 10% of total revenue to certain of our customers is contained in Note 13 to our consolidated financial statements set forth in “Part II. Item 8. Financial Statements and Supplementary Data” of this annual report.

2025 Recent Developments

•
In March 2026, we received written notification from The Nasdaq Stock Market LLC confirming that we had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market following the effectiveness of the reverse share split.

•
In March 2026, we announced a collaboration with Shirley Ryan AbilityLab to expand evaluation and access opportunities for the ReWalk Personal Exoskeleton for individuals with spinal cord injuries in the United States.

•
In February 2026, we entered into a definitive agreement to acquire certain technology assets and related intellectual property from Skelable Ltd. relating to a powered upper-extremity orthotic device under development. The consideration for the transaction consists primarily of our equity, payable upon the achievement of specified milestones.

•
In February 2026, we effected a 1-for-12 reverse share split of our ordinary shares, which began trading on a split-adjusted basis on February 24, 2026. The reverse share split was implemented to regain compliance with the minimum bid price requirement of The Nasdaq Capital Market.

•
In January 2026, we announced that we had entered into a strategic investment and collaboration agreement with Oramed, pursuant to which the parties intend to collaborate on the development and commercialization of certain technologies and products. The transaction contemplates a strategic investment by Oramed in the Company and the transfer of certain intellectual property and technology rights, including rights related to Oramed’s POD™ oral drug delivery platform, subject to the satisfaction of closing conditions and other customary terms.

•
In December 2025, we entered into an international distribution agreement with Verita Neuro pursuant to which Verita Neuro will serve as the exclusive distributor of the ReWalk Personal Exoskeleton in certain international markets, initially including Mexico, Thailand, and the United Arab Emirates.

•
In December 2025, we announced expanded reimbursement coverage for the ReWalk 7 Personal Exoskeleton following prior authorization approval under a Humana Medicare Advantage plan in the United States, which may expand patient access to the device.

•
In November 2025, we announced that Aetna had issued a positive coverage decision for the ReWalk Personal Exoskeleton for eligible individuals with spinal cord injuries, which may expand patient access to the device in the United States.

•	In November 2025, we secured a $3.0 million bridge loan from Oramed Ltd. as part of a broader strategic transaction, to support ongoing operations and strategic initiatives.

•	In September 2025, we received CE Mark approval for the ReWalk 7 Personal Exoskeleton, enabling commercial sales in Europe, which currently represents approximately 40% of our exoskeleton sales.

•	In June 2025, we completed a public offering generating gross proceeds of approximately $2.6 million to support continuing commercial efforts, working capital, and general corporate purposes.

•
In the second quarter of 2025, we successfully transitioned to in-house manufacturing of the ReWalk Personal Exoskeleton, concluding our agreement with Sanmina and enabling cost savings, improved quality control, and greater production flexibility.

•	In March 2025, we announced an agreement with CorLife, to become the exclusive distributor for the ReWalk Personal Exoskeleton for individuals with workers' compensation claims.

•	In March 2025, we launched ReWalk 7, the newest generation of our personal exoskeleton, in the U.S. market following FDA clearance.

•
In February 2025, we announced an agreement with BARMER, Germany’s second largest statutory health insurance company, to streamline access to ReWalk Personal Exoskeletons for eligible beneficiaries, adding approximately 8.5 million covered lives in Germany.

•	In January 2025, we completed a registered direct offering for gross proceeds of approximately $5.0 million to fund continuing commercial efforts, working capital, and general corporate purposes.

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

As of December 31, 2025, we had an accumulated deficit in the total amount of approximately $284.7 million and anticipate further losses in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our obtaining the necessary financing to meet our obligations and timely repay our liabilities arising from normal business operations. The financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management concluded that substantial doubt about our ability to continue as a going concern exists as of the date of the issuance of these financial statements. Our auditors also included an explanatory paragraph to their audit opinion relating to our accompanying consolidated financial statements for the fiscal year ended December 31, 2025 regarding the substantial doubt about our ability to continue as a going concern. If we are unable to secure additional capital, including through the closing of the Oramed transaction and by other means, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. If we become insolvent, investors in our securities may lose the entire value of their investment in our business. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern, and it is not possible for us to predict at this time the potential success of our business.

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

We intend to finance our business by close management of our operating expenses until we reach profitable operation using existing cash on hand, issuances of equity and/or debt securities, and other future public or private issuances of securities, cash exercised of outstanding warrants, or through a combination of the foregoing, though we may also consider additional capital raising alternatives, such as entering into a credit facility, if the foregoing alternatives are not available to us or unavailable on reasonable terms. We had cash and cash equivalents of $2.2 million as of December 31, 2025. However, we will need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods.

In January 2026, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Oramed and certain investors and Oramed, as collateral agent, pursuant to which we agreed to issue to Oramed and the certain investors senior secured convertible notes convertible into Ordinary Shares and accompanying warrants to purchase Ordinary Shares. Pursuant to the Securities Purchase Agreement, subject to the satisfaction of other closing conditions, we agreed to issue to these investors (i) (A)  $10,000,000.00 aggregate principal amount senior secured convertible notes (the “Initial Notes”), convertible into Ordinary Shares, and (B) accompanying warrants to purchase Ordinary Shares (the “Initial Warrants”); and (ii) (A) $10,000,000.00 aggregate principal amount senior secured convertible notes (the “Second Notes”, and together with the Initial Notes, the “Notes” and each a “Note”), convertible into Ordinary Shares, and (B) accompanying warrants to purchase Ordinary Shares (the “Second Warrants”, and together with the Initial Warrants, the “Common Warrants” and the Common Warrants together with the Transaction Warrants, the “Warrants”).  The funding of the Second Notes is also subject to customary closing conditions and  either (i) us achieving, as of the most recently completed fiscal quarter end for which we have publicly filed or furnished financial statements, at least a one hundred fifty percent (150%) increase in ReWalk Unit Sales (as defined in the Securities Purchase Agreement), measured in U.S. dollars, relative to the trailing twelve‑month period immediately preceding the Additional Closing Date as defined in the Securities Purchase Agreement), or (ii) the closing price of our Ordinary Shares on the Trading Market (as defined in the Securities Purchase Agreement) equals or exceeds $13.8 per share (which amount reflects the adjustment for the reverse stock split that became effective on February 24, 2026) on each Trading Day (as defined in the Securities Purchase Agreement) during the ten (10) consecutive Trading Days immediately prior to the Additional Closing Date. The transaction is subject to customary closing conditions and there can be no assurance that these conditions will be satisfied or waived, or that the transaction will close on the anticipated timeline, or at all. Based on our current operating plan, we will require additional capital to fund our ongoing operations and execute our business strategy.

Raising additional capital in the public markets could also entail certain downsides. Although we are currently eligible to use our Form S-3, we are limited to selling no more than one-third of our unaffiliated market capitalization, or public float, on Form S-3 in a 12-month period unless our public float rises above $75 million. During the twelve-month period ended March 17, 2026, we had sold a total of $2.8 million in offerings pursuant to shelf registration statements which will limit our capacity to sell our ordinary shares under our current shelf registration statement. For more information on our inability to use Form S-3, see “Part II. Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises” below. Additionally, due to these limitations on our use of Form S-3, we may be required to seek other methods for access to capital, such as a registration statement on Form S-1. The preparation of a registration statement on Form S-1 is, and has in the past, been more time-consuming and costly than using Form S-3. We may also conduct fundraising transactions in the form of private placements, potentially with registration rights or priced at a discount to the market value of our ordinary shares, which could require shareholder approval under the rules of The Nasdaq Stock Market LLC (“Nasdaq”), or other equity raise transactions such as equity lines of credit. In addition to entailing increased capital costs, any such transactions have historically resulted in and could result in substantial dilution of our shareholders’ interests and may also transfer control to a new investor or diminish the value of an investment in our ordinary shares.

We may also need to pursue additional strategic transactions, such as joint ventures, in-licensing transactions, or the sale of our business, or all, or substantially all, of our assets if our financial stability is uncertain, and we are unable to raise additional capital effectively. These strategic transactions have in the past and could in the future require significant management attention, disrupt our business, adversely affect our financial results, be unsuccessful or fail to achieve the desired results.

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

We began streamlining our U.S. operations, including closing two U.S. facilities to complete the integration following the acquisition of AlterG. As a result of the organizational changes, we reduced our total headcount by greater than 35% since the closing of the AlterG acquisition. Key functions located at the affected facilities were integrated into the operations of the Marlborough, Massachusetts facility, and manufacturing of the AlterG Anti-Gravity Systems was assumed by Cirtronics Corporation, a nationally recognized contract manufacturer specializing in the manufacture of precision medical devices and instrumentation. Further, in the second quarter of 2025, we transitioned the manufacturing of our ReWalk products to our in-house manufacturer in an effort to reduce costs and provide us with more control over product quality. As a result, we terminated our agreement with Sanmina Corporation, an international contract manufacturer that manufactured our ReWalk products at its facility in Israel since 2013 and sourced the components and raw materials necessary for manufacturing. We expect that such consolidation may reduce operating expenses and improve gross margins once the full impact of these measures is realized, which we believe may contribute to our goal of reducing costs and achieving profitability. Our ability to achieve the anticipated cost savings and other benefits from such streamlining efforts is subject to many estimates and assumptions and may vary materially based on factors such as market conditions and the effect of our streamlining efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We cannot assure that we will fully realize the anticipated positive impacts to future financial results from our current or future streamlining efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such streamlining, and our business, financial condition and results of operations could be materially adversely affected.

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

 Currently, we rely on third party suppliers in Taiwan for a portion of the components we use in our AlterG products. Accordingly, our business, financial condition and results of operations and the market price of our securities may be affected by changes in governmental policies, taxation, growth rate, inflation rate or interest rates and by social instability and diplomatic and social developments in or affecting Taiwan. In addition, changes in international trade policies, including the potential imposition of tariffs, export controls or other trade restrictions affecting goods manufactured in Taiwan, could increase our costs or disrupt the supply of components used in our AlterG products.

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

We are currently engaged in research and development efforts to address the needs of patients with mobility impairments besides paraplegia, such as stroke, and, in the future, we may engage in efforts to address these needs in patients with other conditions such as multiple sclerosis, cerebral palsy, Parkinson’s disease and elderly assistance. In 2019, we commercialized the ReStore Exo-Suit for stroke rehabilitation. While we previously marketed this product in multiple markets, we ceased sales in the European Union in May 2024 and the product currently represents a limited portion of our business. For more information, see “Part, Item 1. Business—ReStore Products” above. While our Collaboration Agreement with Harvard for the design, research and develop lightweight exoskeleton system technologies for lower limb disabilities intended to treat stroke, multiple sclerosis, mobility limitations for the elderly and other medical applications successfully concluded on March 31, 2022, Harvard has licensed to us certain of its intellectual property relating to lightweight exoskeleton system technologies for lower limb disabilities. We are obligated to use commercially reasonable efforts to develop products under the license in accordance with an agreed-upon development plan and to introduce and market such products commercially.

Our future growth will depend on our ability to expand the adoption of our existing ReWalk and AlterG product lines and to successfully develop and commercialize new products and technologies addressing mobility impairments. As such, our future results will depend on our ability to successfully develop and commercialize such new products and to penetrate targeted rehabilitation and mobility markets with our existing and future products. We cannot ensure that we will be able to introduce new products, products currently under development or products contemplated for future development for additional indications in a timely manner, or at all, as it depends on our available resources to fund such projects, as well as our ability to conduct clinical trials and testing. While we have previously obtained regulatory clearance for certain of our products, obtaining clearance for any other products we may develop could be an extensive, costly, and time-consuming process, which could delay any planned commercialization timelines. For more information on the clearance processes for our products, see “Part I, Item 1. Business—Government Regulation” above.

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

While our new products currently under development will share some aspects of the core technology platform of our current products, their design features and components may differ from our current products. Accordingly, these products will also be subject to the risks described in the risk factor immediately below entitled “We rely primarily on sales of our ReWalk Personal Exoskeletons, AlterG Anti-Gravity systems, and MyoCycle FES cycles and related service contracts and extended warranties for our revenue. We may not be able to achieve or maintain market acceptance of our ReWalk, AlterG, or ReStore products, or to generate sufficient revenue from these current and future products to sustain our operations.” To the extent we are unable to successfully develop and commercialize products beyond our existing commercial product portfolio, we will not meet our operating and financial objectives.

We rely primarily on sales of our ReWalk Personal Exoskeletons, AlterG Anti-Gravity systems, and MyoCycle FES cycles and related service contracts and extended warranties for our revenue. We may not be able to achieve or maintain market acceptance of our ReWalk, AlterG, or MyoCycle products or to generate sufficient revenue from these current and future products to sustain our operations.

We currently rely, and expect in the future to rely, on sales of our ReWalk Personal Exoskeletons, AlterG Anti-Gravity systems, MyoCycle FES cycles, and related consumables, services, and extended warranties for our revenue. In 2019, we commercialized the ReStore lightweight soft exo-suit for stroke rehabilitation in the United States and the European Union following receipt of FDA clearance and CE mark. We ceased sales of the ReStore in the European Union in May 2024, and the product currently represents a limited portion of our overall business. Several factors could negatively affect our ability to achieve and maintain market acceptance of our ReWalk, AlterG, or ReStore systems, which could in turn materially impair our business, financial condition, and operating results, as follows:

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

•
ReStore. The ReStore system is designed to provide advantages to stroke rehabilitation clinics and therapists as compared to other traditional therapies and devices by minimizing setup time, improving patients’ clinical results during therapy, supplying real-time analytics to optimize session productivity, and generating ongoing data reports to assist with tracking patient progress Since the ReStore device is currently only indicated for use in the rehabilitative clinical setting, its market reception will depend heavily on our ability to demonstrate to clinics and therapists the systemic and economic benefits of using the ReStore device, its clinical advantage when compared to other devices or manual therapy, the functionality of the device for a significant portion of the patients that they treat and the overall advantages that the device provides to their patients compared to other technologies. The ReStore system is indicated for use in clinical rehabilitation settings. The product previously received FDA clearance and CE mark in 2019; however, we ceased sales of the ReStore in the European Union in May 2024 and the CE mark is no longer maintained. The ReStore system currently represents a limited and non-material portion of our business in the United States.

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

We obtained FDA de novo authorization for our ReWalk Personal Exoskeleton device in June 2014. FDA subsequently cleared 510(k) premarket notifications for modifications to the ReWalk, including for use of the ReWalk on curbs and stairs. In March 2025, the FDA granted 510(k) clearance for our ReWalk 7 next-generation personal exoskeleton system. This marketing authorization permits us to market the device for use by individuals with spinal cord injury at levels T7 to L5 to perform ambulatory functions in home and community settings with supervision of a specially certified companion, and for use by individuals in rehabilitation institutions with spinal cord injury at levels T4 to T6. We obtained FDA clearance for our ReStore system in June 2019, which permits the device to be used in rehabilitation institutions under the supervision of a trained therapist to assist ambulatory functions for individuals with hemiplegia or hemiparesis due to stroke who are able to ambulate at least 1.5 meters (5 feet) with minimal to moderate assistance. While the ReStore system remains cleared by the FDA, the product currently represents a limited portion of our business.

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

The NSCISC estimates according to its 2024 SCI Data Sheet that there are 308,000 people in the United States living with SCI, with an annual incidence of approximately 18,000 new cases per year. Based on information from the 2023 annual report published by the NSCISC, 40% of the total U.S. population of SCI patients suffered injuries between levels T4 and L5.  Four published ReWalk trials with respect to such eligible SCI patients had an aggregate screening acceptance rate of 50% considering all current FDA limitations, resulting in an estimated 20% of the total population of SCI patients being qualified candidates for current ReWalk products under its medical labeling criteria. There may be other permanent or short-term factors that affect the market size such as the ability to participate in the training program, the ability to use the device in the user’s current home environment as well as available companion support. With respect to our ReStore product for stroke rehabilitation, the device is indicated for use in rehabilitation clinics under the supervision of trained therapists. While there are numerous inpatient, outpatient and rehabilitation clinics in the United States that treat stroke patients, the ReStore product currently represents a limited portion of our business. For more information regarding our product portfolio and market opportunities, see “Part I, Item 1. Business—ReWalk Personal and ReWalk Rehabilitation Products—Market Opportunity. For more information regarding the potential market for future products, including our lightweight soft suit exoskeleton, see “Part I, Item 1. Business—ReWalk Personal and ReWalk Rehabilitation Products—Market Opportunity” above.

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

We may fail to secure or maintain adequate insurance coverage or reimbursement for our products by third-party payors, which risk may be heightened if insurers find the products to be investigational or experimental or if new government regulations change existing reimbursement policies. Additionally, such coverage or reimbursement, even if maintained, may not produce revenue that is high enough to allow us to sell our products profitably.

We expect that in the future a significant source of payment for ReWalk systems will be private insurance plans and managed care programs, government programs such as Medicare, the VHA, workers’ compensation plans, and other third-party payors.

In the United States, generally, private insurance companies do not cover or provide reimbursement for any medical exoskeleton products for personal use, including ReWalk Personal Exoskeleton, and may ultimately provide no coverage at all. Additionally, there is limited clinical data related to the ReWalk and ReStore systems, and third-party payors may consider use of them to be experimental and therefore refuse to cover any or all of them. Additionally, the majority of independent medical review decisions to date made following the denial of ReWalk coverage have determined that ReWalk is experimental and/or investigational, citing a lack of clinical data.

As described above, in the United States, many private third-party payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. In July 2020, CMS issued a Healthcare Common Procedure Coding System Level II Code for ReWalk Personal Exoskeleton. These codes are used to identify medical products and supplies and to facilitate insurance claim submissions and processing for these items. On November 1, 2023, CMS issued Calendar Year 2024 Home Health Prospective Payment System Rule, which explicitly included exoskeletons within a Medicare brace benefit category, effective January 1, 2024. On April 11, 2024, CMS revised its April 2024 DMEPOS Fee Schedule to include a final lump-sum Medicare purchase fee schedule amount for personal exoskeletons (HCPCS code K1007) with an established rate of $91,032, and under the January 2026 DMEPOS fee schedule, the maximum ceiling amount for HCPCS code K1007 is $114,097, effective January 1, 2026.  CMS established the initial payment amount through a gap-filling methodology because the technology lacked a fee schedule-based pricing history and CMS concluded that lower-extremity exoskeletons could not be adequately described by, or considered comparable to, existing codes or combinations of codes.

However, even with a positive coverage and reimbursement response from CMS regarding a product of ours, future action by CMS or other government agencies may diminish possible payments to physicians, outpatient centers and/or hospitals that purchase our products for use by their patients and possible payments to individuals who purchase the ReWalk Personal Exoskeleton for their own use. Additionally, a decision by CMS to provide reimbursement could influence other payors, including private insurers. The existence of a HCPCS code, a Medicare benefit category, or a fee schedule amount does not guarantee favorable claim determinations, adequate payment levels, broad beneficiary access, or adoption by commercial payors, and if CMS or its contractors impose restrictive payment, documentation, or coverage conditions, our products may not be reimbursed at a cost-effective level or at all. Those private third-party payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for purchase of our products or their use in a hospital or rehabilitative setting. In addition, we expect that the purchase of ReWalk Rehabilitation Exoskeleton systems and the ReStore system, as it is currently being sold for use in rehabilitative settings, will require the approval of senior management at hospitals or rehabilitation facilities, inclusion in the hospitals’ or rehabilitation facilities’ budget process for capital expenditures, and in the case of ReWalk Personal Exoskeleton, fundraising, and financial planning or assistance.

In December 2015, the VHA issued a national reimbursement policy for the ReWalk system, which entails the evaluation, training and procurement of ReWalk Personal Exoskeleton systems for all qualifying veterans across the United States.  In June 2018 the VHA updated its policy to expand training options for individuals who could not complete mandatory training because of distance or drive-time barriers.

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

Outside the United States, in September 2017, BARMER signed a confirmation and letter of agreement regarding the provision of ReWalk systems for all qualifying beneficiaries and the German national social accident insurance provider DGUV indicated that its member payors will approve the supply of exoskeleton systems for qualifying beneficiaries on a case-by-case basis. In February 2025, we finalized an agreement with BARMER to formalize the reimbursement process for the provision of ReWalk exoskeletons to medically eligible beneficiaries. However, no broad uniform policy of coverage and reimbursement for electronic exoskeleton medical technology exists among third-party payors in the United States, although reimbursement may be achieved on a case-by-case basis. To date, payments for our products, which are largely for our ReWalk systems, have been made primarily through case-by-case determinations by third-party payors (including several private insurers in the United States), by self-payors and, to a lesser extent, through the use of funds from insurance and/or accident settlements.

Defects in our products or the software that drives them could adversely affect the results of our operations.

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, unanticipated use of ReWalk, ReStore, or AlterG, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. In addition, because the manufacturing of some of our products is outsourced to Cirtronics, the original equipment manufacturer of such products, we may not be aware of manufacturing defects that could occur. Such adverse events could lead to recalls or safety alerts relating to those products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of our products from the market. A recall could result in significant costs. To the extent any manufacturing defect occurs, our agreement with Cirtronics contains a limitation on Cirtronics’s liability, and therefore we could be required to incur the majority of related costs. Product defects or recalls could also result in our inability to profitably grow our business due to parts shortages, increased field service demand, and inventory shortages, and the resulting negative publicity, customer dissatisfaction, damage to our reputation or, in some circumstances, delays in new product clearances or approvals.

When an exoskeleton is used by a paralyzed individual to walk, the individual relies completely on the exoskeleton to hold him or her upright. Between 2013 and 2021, we submitted medical device reports (“MDRs”) to the FDA (and equivalent authorities outside of the United States) relating to reports of falls and fractures of individuals using the ReWalk Personal Exoskeleton system. We conducted a voluntary correction related to certain use instructions in the device’s labeling, which the FDA classified as a Class II recall. The recall was closed in November 2019, and the FDA cleared our 510(k) containing revised instructions for use in May 2020. Since that time, we have submitted eight further MDRs.

In addition, our products incorporate sophisticated computer software and hardware. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. If any part of our product’s hardware or software were to fail, the user could experience death or serious injury. For example, in 2021 ReWalk submitted MDRs to the FDA and medical device vigilance reports to the European regulatory authorities and initiated a correction in response to two complaints regarding battery thermal runaway events. The correction that includes clarification of previous instructions and additional information on battery operation and storage is closed in Europe and in the United States. ReWalk separately initiated a design project to improve power management and battery operation during charge and discharge, and this design improvement was released in the ReWalk 7 Personal Exoskeleton. Additionally, users may not use or maintain our products in accordance with safety, storage, and training protocols, which could enhance the risk of death or injury. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, the need for additional regulatory filings, product recalls, increased service and warranty costs, product liability claims, and loss of revenue relating to hardware or software defects.

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

We depend on third-party suppliers to manufacture our AlterG products and we rely on a limited number of third-party suppliers for certain components of our products.

We have contracted with Cirtronics, a well-established contract manufacturer with expertise in the medical device industry, for the manufacture of all our AlterG products and the sourcing of all of our components and raw materials for those products. We may terminate our relationship with Cirtronics through notice at least one year prior to the expiration of the initial term or renewal term of the contract.  Either we, on the one hand, or Cirtronics, on the other hand, may terminate the relationship in the event of a material breach, subject to a 45-day period. For our business strategy to be successful, Cirtronics must be able to manufacture our products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and quality levels, and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of Cirtronics to manufacture an increasingly large supply of our current or future products in a manner that meets these various requirements. In addition, although we are not restricted from engaging an alternative manufacturer, and potentially have the capabilities to manufacture our products in-house, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. In the second quarter of 2025, we transitioned the manufacturing of our ReWalk products to our in-house manufacturer in an effort to reduce costs and provide us with more control over product quality. As a result, we terminated our agreement with Sanmina Corporation, an international contract manufacturer that manufactured our ReWalk products at its facility in Israel since 2013 and sourced the components and raw materials necessary for manufacturing. Moreover, the failure of Cirtronics to comply with applicable regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties.

We also rely on third-party suppliers, many of which contract directly with Cirtronics, to supply certain components of our products, and in some cases, we purchase these components ourselves. Neither Lifeward nor Cirtronics has long-term supply agreements with most of the suppliers and, in many cases, make purchases on a purchase order basis and our ability to secure adequate quantities of such products may be limited. Suppliers may encounter problems that limit their ability to manufacture components for our products, including financial difficulties or damage to their manufacturing equipment or facilities. If Lifeward or Cirtronics fails to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed, and our business could suffer.

Our results of operations and liquidity could be adversely impacted by supply chain disruptions and operational challenges faced by our manufacturer or suppliers. Cirtronics generally uses a small number of suppliers for the AlterG products. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality, and delivery schedules. If any one or more of our suppliers ceases to provide sufficient quantities of components in a timely manner or on acceptable terms, we or Cirtronics would have to seek alternative sources of supply or accept price increases as we saw during the pandemic. It may be difficult to engage additional or replacement suppliers in a timely manner. Failure of these suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. The ability of these suppliers to perform is largely outside of our control. We or Cirtronics may also have difficulty obtaining similar components from other acceptable suppliers, which could require us to cease using the components, seek alternative components or technologies and we could be forced to modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory clearances or approvals. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

Cirtronics manufacturing and assembly of our AlterG products pursuant to our specifications is conducted at a single facility in Milford, New Hampshire. Accordingly, we are highly dependent on the uninterrupted and efficient operation of these facilities. If operations at either of these facilities were to be disrupted as a result of acts of war or terrorism, equipment failures, earthquakes and other natural disasters, fires, accidents, work stoppages, power outages, or other reasons such as a local shutdown as we experienced during the COVID-19 pandemic, our business, financial condition and results of operations could be materially adversely affected. Although our manufacturing and assembly operations could be transferred elsewhere, either in-house or to alternative Cirtronics facilities, the process of relocating these operations would cause delays in production. Lost sales or increased costs that we may experience during the disruption, or a forced relocation, of operations may not be recoverable under our insurance policies, and longer-term business disruptions could result in a loss of customers. If this were to occur, our business, financial condition and operations could be materially negatively impacted. Additionally, our reliance on Cirtronics as a contract manufacturer or any other contract manufacturer makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

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

We utilize independent distributors for the ReWalk and AlterG products who are free to market other products that compete with ours.

While we expect that the percentage of our sales generated from independent distributors will decrease over time as we continue to focus our resources on achieving reimbursement within our direct markets in the United States and Europe, we believe that independent distributors of the ReWalk or AlterG  products will continue to be an important distribution channel for us in the future. None of our independent distributors has been required to sell our products exclusively. Our agreements with these distributors generally have one-year initial terms and automatic renewals for an additional year. If any of our key independent distributors of the ReWalk or AlterG products were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our product margins to be lower than if we directly marketed and sold our products.

We may receive a significant number of warranty claims or our ReWalk, AlterG, or ReStore systems may require significant amounts of service after sale.

Sales of ReWalk systems generally include a five-year warranty for parts and services, other than for normal wear and tear. However, systems sold to customers reimbursed through CMS programs are typically provided with a two-year warranty. Some of our active devices delivered prior to 2019 included a two-year warranty, and these customers have the option to purchase an extended warranty for up to an additional three years. Our ReStore product offering includes a two-year warranty for parts and services, and AlterG Anti-Gravity systems are sold with a one-year factory warranty covering parts and services. If warranty claims, product returns, or service requirements exceed our expectations, we may incur unanticipated costs for parts and services, which could materially adversely affect our operating results.

We may not be able to enhance our exoskeleton product offerings through our research and development efforts.

In order to increase our sales and our market share in the exoskeleton market, we are working to enhance and broaden our research and development efforts and product offerings in response to the evolving demands of people with paraplegia, paralysis, other medical conditions and healthcare providers, as well as competitive technologies. We are also currently involved in ongoing research and development efforts directed to the needs of patients with other mobility impairments, such as stroke, and began commercializing our ReStore product for stroke patients in 2019. We currently market the device in the United States on a limited basis, and sales in the European Union ceased in May 2024. Depending on our future resources and business focus, we plan to address these needs in patients with other conditions or devices for stroke patients to be used at home, improving our current products, or developing products to address additional medical conditions such as multiple sclerosis, Parkinson’s disease or cerebral palsy and support elderly assistance. We may decide to invest our business development resources in partnerships, licensing agreements, business acquisition and other ways that will provide us new product offerings without significant research and development activities. We may not be successful in developing, obtaining regulatory approval for, or marketing our currently proposed products, or our approved products for additional indications, products proposed to be created in the future or products that will be available for us through business acquisitions. In addition, notwithstanding our market research efforts, our future products may not be accepted by consumers, their caregivers, healthcare providers or third-party payors who reimburse consumers for our products. The success of any proposed product offerings will depend on numerous factors, including our ability to:

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

From time to time, we may consider opportunities to acquire or license other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. For example, as discussed above in “Part I. Item 1. Business - Overview”, on August 11, 2023, we completed the acquisition of AlterG which became an indirect and wholly-owned subsidiary of the Company, and on February 19, 2026, we entered into an Intellectual Property Assignment and Technology Transfer Agreement with Skelable Ltd. to acquire certain assets, including certain intellectual property and related technology assets. Potential acquisitions involve numerous risks, including:

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

Changes in United States federal and state legislation, regulation, global trade, reimbursement policy, enforcement priorities, and government policy could substantially impact our business and the medical device industry generally. Certain proposals, if enacted into law, could impose limitations on the prices we will be able to charge for our ReWalk system or any products we may develop and offer in the future, or the amounts of reimbursement available for such products from governmental agencies or third-party payors. Additionally, any reduction in reimbursement from Medicare or other government-funded federal programs, including the VHA, or state healthcare programs could lead to a similar reduction in payments from private commercial payors. The FDA’s policies may also change, and additional government regulations may be issued that could prevent, limit, or delay regulatory approval of our future products, or impose more stringent product labeling and post-marketing testing and other requirements.

We expect that changes or additions to the Medicare and Medicaid programs and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry and on coverage, reimbursement, purchasing decisions, capital budgets, and demand for our products.

The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2% per fiscal year. The Bipartisan Budget Act of 2018 retained the federal budget “sequestration” Medicare payment reductions of 2% and extended it through 2031. Under the Consolidated Appropriations Acts of 2023 and 2024, the Medicare sequester percentage in FY2032 is scheduled to be 2% from April 1, 2032, through September 30, 2032, and 0% for October 1, 2032 through March 31, 2033, unless congressional action is taken.

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

Our products are regulated as medical devices in the United States under the Federal Food Drug, and Cosmetic Act, (“FFDCA”) as implemented and enforced by the FDA. Under the FFDCA, medical devices are classified into one of three classes (Class I, Class II or Class III) depending on the degree of risk associated with the medical device, what is known about the type of device, and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. For more information, see “Part I, Item 1. Business-Government Regulation” above.

In June 2014, the FDA granted our request for “de novo” classification, which provides a route to market for medical devices that are low to moderate risk, but are not substantially equivalent to a predicate device, and classified ReWalk as Class II powered exoskeleton device subject to certain special controls. In March 2023 the FDA granted 510(k) clearance for the ReWalk Personal Exoskeleton with stair and curb functionality, which adds usage on stairs and curbs to the indication for use for the device in the U.S.  In March 2025 we received 510(k) clearance from FDA for the ReWalk 7 Personal Exoskeleton, a next-generation ReWalk model. The ReWalk is intended to enable individuals with spinal cord injuries to perform ambulatory functions under supervision of a specially trained companion, indoor and outdoor. The special controls established in the de novo order for all powered exoskeletons include the following: clinical testing to demonstrate safe and effective use considering the level of supervision necessary and the use environment; non-clinical safety and performance testing, including durability testing to demonstrate that the device performs as intended under anticipated conditions of use; a training program; and labeling related to device use and user training. In order for us to market ReWalk, we must comply with both general controls, including controls related to quality, facility registration, reporting of adverse events and labeling, and the special controls established for the device. Failure to comply with these requirements could lead to an FDA enforcement action, which would have a material adverse effect on our business.

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

In the E.U. we are subject to regulations and standards regulating the design, manufacture, clinical trials, labeling and adverse event (i.e., vigilance) reporting for medical devices. The Medical Devices Regulation (EU) 2017/745 (MDR) became fully applicable on May 26, 2021, repealing and replacing the pre-existing E.U. Medical Devices Directive 93/42/EEC, MDD. Devices that comply with the requirements of the MDR, subject to certain transitional provisions that allow continued compliance of certain products to the MDD, are entitled to bear the CE mark, indicating that the device conforms to the essential requirements of the MDR and, accordingly, can be commercially distributed throughout the European Economic Area (i.e., the E.U. Member States plus Norway, Iceland, and Lichtenstein). We received the CE mark for our ReStore device under the MDD and because the ReStore was not planned for MDR conformity, we ceased sales of the ReStore in the E.U. in May 2024.  For our ReWalk Systems, we received MDR certification for the ReWalk 7 Personal Exoskeleton device in September 2025.  Prior models of our ReWalk system are CE marked under the MDD and continue to be placed on the EU market in compliance with the MDR transitional provisions.  As compared with the MDD, the MDR includes additional premarket and post-market requirements, as well as potential product reclassifications and more stringent commercialization requirements that could adversely affect our CE mark. Failure to comply with these new requirements could lead to substantial penalties, including fines, revocation or suspension of the CE mark and criminal sanctions.

Following the introduction of a product to a particular market, the competent governmental agencies in that market (and/or Notified Bodies in the E.U.) will periodically inspect our manufacturing processes and quality controls, and we are under a continuing obligation to ensure that all applicable regulatory requirements continue to be met. The process of complying with the applicable good manufacturing practices, adverse event reporting and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing, or sale of our devices. In addition, if we fail to comply with applicable regulatory requirements, it could result in fines, closure of manufacturing sites, seizures or recalls of products and damage to our reputation, as well as enforcement actions against us. For example, the FDA could request that we recall our ReWalk Personal Exoskeleton or ReStore device in case of product defects or require us to conduct post-market surveillance studies. If we fail to recall the device and/or conduct requested post-market surveillance studies to FDA’s satisfaction, we could be subject to FDA enforcement action.

In addition, governmental agencies may impose new requirements regarding registration or labeling that may require us to modify or re-register our products or otherwise impact our ability to market our products in those countries. The process of complying with these governmental regulations can be costly and time-consuming, and could delay or prevent the production, manufacturing, or sale of our products.

If we or our third-party manufacturers fail to comply with the FDA’s Quality Management System Regulation, or QMSR, our manufacturing operations could be interrupted.

We and our contract manufacturers, Sanmina and Cirtronics, are required to comply with the FDA’s QMSR which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of our products. The QMSR became effective in February 2026 and amended the QSR.  The QMSR incorporates by reference the international standard for medical device quality management systems set by the International Organization for Standardization (ISO), ISO 13485:2016. We, Sanmina, Cirtronics and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we or our distributors market our products abroad. We actively maintain compliance with the FDA’s QMSR, and the European Union’s Quality Management Systems requirements, ISO 13485:2016. We continue to monitor our quality management to maintain our overall level of compliance. Our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QMSR and comparable foreign regulations. If our facilities or those of Sanmina of Cirtronics or our suppliers are found to be in violation of applicable laws and regulations, or if we, Sanmina, Cirtronics or our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

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

The FCPA applies to companies like ours that are issuers of a class of securities registered under the Exchange Act. The FCPA and other global and local anti-bribery laws which apply to various aspects of our operations generally prohibit companies and their directors, officers, employees, agents, and other intermediaries from, directly or indirectly, authorizing, promising, offering, providing, or making improper payments or giving anything else of value to government officials for the purpose of obtaining or retaining an unfair business advantage. The FCPA also requires issuers to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls sufficient to assure management’s control, authority, and responsibility over the company's assets. In various jurisdictions, our operations require us and third parties acting on our behalf to routinely interact with government officials, including medical personnel who may be considered government officials for purposes of these laws. Other applicable anti-bribery laws, including the U. K. Bribery Act, also prohibit improper payments to private parties and prohibit the receipt of improper payments. Our policies mandate compliance with applicable anti-bribery laws and prohibit our employees and third parties we engage from offering, making or receiving corrupt payments. We have also implemented an anti-corruption compliance program to mitigate the risk of violations of anti-bribery laws relating to our international operations.  However, our program cannot eliminate all risk that unauthorized improper acts have been or will be committed by our employees, agents, or other third parties acting on our behalf. Violations of anti-bribery laws, or allegations of such violations, could result in civil or criminal sanctions or other adverse consequences, including disruption of our business and harming our financial condition, results of operations, cash flows and reputation.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal, state and foreign laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services, or HHS, promulgated patient privacy rules under HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Additionally, the E.U. General Data Protection Regulation (the “EU GDPR”) and E.U. Member State laws, along with the data protection laws in the United Kingdom (as specified below), impose more stringent data protection requirements and provides for penalties for noncompliance. Additionally, if we or any of our service providers are found to be in violation of the promulgated patient privacy rules under HIPAA, the EU GDPR, E.U. Member State laws, or UK data protection laws, we could be subject to civil or criminal penalties, which could be substantial and could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results.

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

Furthermore, in the EEA, the NIS 2 Directive (“NIS 2”) is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

We may integrate and use artificial intelligence (“AI”) in our products, operations and business processes. For example, we have developed a prototype with integrated advanced sensing technologies and AI to enable autonomous decision making. Use of this technology presents risks and challenges that could affect our business and we may experience brand or reputational harm, competitive harm or legal liability.

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

Likewise, in the U.S., several states, including Colorado and California, passed laws that are in effect or will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. Our development and use of AI systems governed by these laws or regulations will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. We cannot predict the ultimate content, timing, or effect of any new regulatory requirements or guidance, and failure to obtain or maintain required regulatory clearances or approvals, or to comply with applicable regulatory requirements, could result in enforcement actions, injunctions, civil or criminal penalties, and may materially adversely affect our ability to commercialize AI-enabled products and our financial condition and results of operations.

The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain such systems to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Furthermore, our existing competitors and emerging players may outpace us in implementing advanced artificial intelligence technologies that comply with evolving regulatory standards.

The use of certain artificial intelligence technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools, which could result in costly litigation, royalty obligations, and loss of customer goodwill.

AI technologies are inherently subject to limitations and may produce inaccurate, incomplete, or unreliable outputs and may fail to adapt to highly individual biomechanics of each user. Given the critical nature of our products, this potentially exposes us to significant product liability risks, including but not limited to claims alleging design defects, manufacturing defects, and negligence. Furthermore, the application of traditional product liability principles to AI-enabled medical devices remains unsettled, and this legal uncertainty makes it difficult to predict and manage our product liability risk. While we maintain product liability insurance, there can be no assurance that our insurance coverage will be adequate to cover all claims. Any product liability claim, regardless of its merit or outcome, could result in significant legal defense costs and diversion of management resources.

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

Our management team consists of few employees, as the majority of our employees are engaged in sales and marketing and research and development activities. For more information, see “Part I, Item 1. Business—Employees” above. In light of such constraints on its time, personnel and finances, our management may not be able to implement programs and policies in an effective and timely manner to respond adequately to the heightened legal, regulatory and reporting requirements applicable to us. In the past, for example, we have not always been able to respond on a timely basis to requests from regulators, although we have not to date experienced any long-term material adverse consequences as a result. Similar deficiencies, weaknesses, or lack of compliance with public company, medical device and other regulations could harm our reputation in the capital markets or for quality and safety, negatively affect our ability to maintain our Nasdaq listing or our public company status and to develop, commercialize or continue selling our products on a timely and cost effective basis, and cause us to incur sanctions, including fines, injunctions, and penalties.

In addition, complying with public disclosure rules makes the operations of our business more visible, which could result in threatened or actual litigation, including by competitors and other third parties. If such claims were to be successful, our business and operating results could be harmed, and even if any claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

We are also subject to the requirement of Section 1502 of the Dodd-Frank Act and SEC rules related thereto to conduct due diligence and disclose and report on whether certain minerals and metals, known as “conflict minerals,” are contained in our products and whether they originate from the Democratic Republic of Congo and certain adjoining countries. Each year our management team devotes significant time to conduct the required due diligence, and we may face reputational challenges if we determine that certain of our products contain minerals that are not determined to be conflict free, or if we are unable to sufficiently verify the origins of all conflict minerals used in our products through the procedures we implement.

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

We have entered into agreements with third parties for hardware, software, telecommunications, and other information technology services in connection with the operation of our business. It is possible we or a third party that we rely on could incur interruptions from a loss of communications, hardware or software failures, a cybersecurity attack, data breach or an incident relating to our IT systems or technology including, ransomware, social engineering (including phishing attacks), the theft, fraud, and subsequent misuse of employee credentials, denial-of-service attacks, business email compromises, computer viruses or malware. We believe that we have positive relations with our vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or to our information systems or any of those operated by a third party that we rely on could significantly disrupt our business operations.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee or vendor malfeasance and human or technological error. Cybersecurity incidents and data breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses such as ours. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by artificial intelligence. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems, and to fraudulently induce employees, customers, or others to disclosure information or unwittingly provide access to systems or data. A cyberattack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers, including technical support for our ReWalk devices. While we have certain cybersecurity safeguards in place designed to protect and preserve the integrity of our information technology systems, like other companies in our industry, we, and our third-party vendors, have experienced and expect to continue to experience threats, including actual or attempted cyberattacks relating to our IT systems and networks. However, none of these actual or attempted cyberattacks has had a material effect on our operations, business strategy, or financial condition. Although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach.

Additionally, we have access to sensitive customer information in the ordinary course of business. If a significant cybersecurity incident occurred, our reputation may be adversely affected, customer confidence may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse effect on us. For more information, see “Risks Related to Government Regulation” above. If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.

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

Our patent position with respect to our exoskeleton and anti-gravity systems can be highly uncertain and involves many new and evolving complex legal, factual, and technical issues. Patent laws and interpretations of those laws are subject to change, and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or products from competition or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our patent pending applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing and in order to continue reducing operational expenses in the future, we may invest fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy.

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

Filing, prosecuting, maintaining, and defending patents on each of our products in all countries throughout the world would be prohibitively expensive, and thus our intellectual property rights outside the United States and Europe are limited. In addition, the laws of some foreign countries, especially developing countries, such as China, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all countries, or from selling or importing products made using our inventions in the jurisdictions in which we do not have (or are unable to effectively enforce) patent protection. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement may not be as strong as in the United States. These products may compete with our products, and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, strategic partners, competitors, or others in the chain of commerce may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to prevent or detect.

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

As of March 18, 2026, 701,757 ordinary shares were issuable pursuant to the exercise of warrants, with exercise prices ranging from $7.80 to $384.56 per warrant, issued in private and registered offerings of ordinary shares and warrants in December 2020, February 2021, September 2021, January 2025 and June 2025. We have registered with the SEC all of these warrants and/or the resale of the shares issuable upon their exercise. All share and per share amounts presented in this note have been retroactively adjusted to reflect the Company’s 1-for-12 reverse share split effected on February 24, 2026. For more information, “Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Raises”, below.

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

We have historically used, and continue to use, our ordinary shares as a means of both rewarding our employees, non-employee directors, and consultants and aligning their interests with those of our shareholders. As of December 31, 2025, 39,851 ordinary shares remained available for issuance to our and our affiliates’ respective employees, non-employee directors, and consultants under our equity incentive plans, including 125,882 ordinary shares were subject to outstanding awards (consisting of outstanding options to purchase 52,450 ordinary shares and 73,432 ordinary shares underlying unvested RSUs). For more information, see Note 8c to our consolidated financial statements for the year ended December 31, 2025, below.

Additionally, to the extent registered on a Form S-8, ordinary shares granted or issued under our equity incentive plans will, subject to vesting provisions, lock-up restrictions, and Rule 144 volume limitations applicable to our “affiliates,” be available for sale in the open market immediately upon registration. Further, as of December 31, 2025, there were 707,097 ordinary shares underlying issued and outstanding warrants, which if exercised for ordinary shares, could decrease the net tangible book value of our ordinary shares and cause dilution to our existing shareholders. Sales of a substantial number of the above-mentioned ordinary shares in the public market could result in a significant decrease in the market price of our ordinary shares and have a material adverse effect on an investment in our ordinary shares.

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

There are currently three equity analysts publishing research reports about our business, and we are currently seeking to attract additional coverage. If our results of operations are below the analysts’ consensus financial estimates, our share price could decline. Moreover, the price of our ordinary shares could decline if one or more securities analysts downgrade the rating on our ordinary shares or if analysts issue other unfavorable commentary or stop publishing research or reports about us or our business. Given that there are only three analysts that currently cover our business, we face an increased risk that the evaluation of our business by any one of the analysts, if less than positive, will cause a larger decline in our stock price than would otherwise be the case if we had a greater number of analysts covering our business.

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

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which allows us to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we may continue to use reduced compensation disclosure obligations, and, provided we are also a “non-accelerated filer,” we will not be obligated to follow the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain a smaller reporting company until the last day of the fiscal year in which we have at least $100 million in revenue and at least $700 million in aggregate market value of ordinary shares held by non-affiliated persons and entities (known as “public float”), or, alternatively, if our revenue exceed $100 million, until the last day of the fiscal year in which our public float was at least $250.0 million (in each case, with respect to public float, as measured as of the last business day of the second quarter of such fiscal year).  For the year ended December 31, 2025, we recorded revenue of approximately $22 million.

We cannot predict or otherwise determine if investors will find our securities less attractive as a result of our reliance on exemptions as a smaller reporting company and/or “non-accelerated filer.” If some investors find our securities less attractive as a result, there may be a less active trading market for our ordinary shares and the price of our ordinary shares may be more volatile.

We are subject to ongoing costs and risks associated with determining whether our existing internal controls over financial reporting systems are compliant with Section 404 of the Sarbanes-Oxley Act, and if we fail to achieve and maintain adequate internal controls, it could have a material adverse effect on our stated results of operations and harm our reputation.

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

Based on our gross income and assets, the market price of our ordinary shares, and the nature of our business, we believe that we were not a PFIC for the taxable year ended December 31, 2025. However, this determination is subject to uncertainty. In addition, there is a significant risk that we may be a PFIC for future taxable years, unless the market price of our ordinary shares increases, or we reduce the amount of cash and other passive assets we hold relative to the amount of non-passive assets we hold. Accordingly, no assurances can be made regarding our PFIC status in one or more subsequent years, and we express no opinion with respect to our PFIC status in the taxable year ended December 31, 2025, or the current year 2026, and also expresses no opinion with respect to our predictions or past determinations regarding our PFIC status in the past or in the future.

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

In addition, the stock markets have experienced extreme price and volume fluctuations. Broad market and industry factors may materially harm the market price of our ordinary shares, regardless of our operating performance. Technical factors in the public trading market for our ordinary shares may produce price movements that may or may not comport with macro, industry or Company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our ordinary shares and any related hedging or other technical trading factors. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company, as was the case for Lifeward in a securities class action dismissed in full in November 2020. If we become involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted.

Our business could be negatively affected as a result of actions of activist shareholders, which could be disruptive and costly and may impact the trading value of our securities.

We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. While our Board of Directors and management team welcome their views and opinions with the goal of enhancing value for all shareholders, we may from time to time be subject to actions or proposals from activist shareholders that may not align with our business strategies or the best interests of all of our shareholders.

Responding to such actions can be costly and time-consuming and may disrupt our operations or divert the attention of management and our Board of Directors from executing our business strategy. In addition, these activities may create uncertainty regarding our strategic direction, which could adversely affect the market price and volatility of our securities.

Risks Related to Our Incorporation and Location in Israel

Political, economic and military instability in Israel or the Middle East may adversely affect our business.

             We are incorporated under the laws of the State of Israel, where we also maintain facilities. A significant portion of our research and development activities and certain other activities (primarily of the manufacturing, quality control and R&D functions of the legacy ReWalk business) as well as certain finance functions, are located in Israel, and certain of our officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region directly affect our business and operations, and could materially and adversely affect our ability to operate from Israel.

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from Gaza and conducted a series of attacks on civilian and military targets. In response, Israel’s security cabinet declared war against Hamas, and later against Hezbollah (the “Israel-Hamas-Hezbollah war”). Hostilities subsequently escalated between Israel and a number of terrorist organizations, including conflicts with Hezbollah along Israel’s northern border with Lebanon, with Iran (including a war during June 2025) and with the Houthis in Yemen, Iran and the Houthis both launched drone and missile attacks on military and civilian targets within Israel. In addition, the Houthi movement has disrupted international commerce by launching a number of attacks on commercial vessels traversing the Gulf of Aden and the Red Sea. A ceasefire between Israel and Lebanon (with respect to Hezbollah) was announced in November 2024, a ceasefire between Israel and Iran was announced in June 2025 and a ceasefire between Israel and Hamas was announced in October 2025. However, in late February 2026 the United States, together with Israel, launched a major joint military campaign of air and missile strikes against targets in Iran, which triggered a broad Iranian response and contributed to significant regional instability, including, in early March 2026, resumed conflicts with Hezbollah. The situation remains highly fluid, and we are unable to predict if, when, or on what terms this escalation will be resolved.

              Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers certain damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business, financial condition and results of operations.

            Since the beginning of the Israel-Hamas-Hezbollah war, the international credit rating agencies have reviewed Israel’s credit rating and lowered them. For example, Fitch has lowered Israel’s credit rating from A+ to A and S&P Global Ratings lowered its long-term foreign and local currency sovereign credit ratings on Israel to A+ from AA- and the short-term ratings to A-1 from A-1+. Credit rating agencies could further lower Israel’s credit rating in the future, which could disrupt the business environment in Israel and make it more difficult for us to raise capital.

To date, we have not experienced any material interruptions resulting from the Israel-Hamas-Hezbollah or the Israel-Iran war. However, circumstances are evolving, and the intensity and duration of any of these ongoing regional hostilities is difficult to predict, as are their impacts on our business and operations. Prolonged or heightened instability could adversely impact our business, financial condition and results of operations in the future. Further escalation, whether as the result of the direct confrontations between Israel and Iran and between Israel and Hezbollah, or as the result of the involvement of other regional proxy groups and countries and non-state organizations in the region, could result in additional mobilization of reserve personnel in Israel, further restrictions on movement or commerce (such as an interruption of operations at the Tel Aviv airport that could prevent or delay shipments of our components or products), damage to infrastructure, supply chain interruptions, disruptions to global energy markets and heightened cybersecurity threats. Any of the foregoing could materially and adversely affect our operations, financial condition and results of operations, particularly if disruptions are prolonged or recur.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts and several countries, principally in the Middle East, still restrict business with the State of Israel and with Israeli companies. The current perception of Israel, Israeli and Israeli-related companies by the global community (as represented, for example, by claims filed since the outbreak of the current war with the International Court of Justice and the International Criminal Court’s recent issuance of warrants of arrest for the Israeli Prime Minister and former Minister of Defense) may cause an increase in sanctions and other adverse measures against Israel, Israeli and Israeli-related companies and their products and services. Additionally, there have been increased efforts by countries, activists and organizations to cause companies and consumers to boycott Israeli goods and services or otherwise restrict business with Israel, Israeli and Israeli-related companies, which may impact our ability to do business. Such restrictive laws, efforts and policies, particularly if they become widespread, as well as current and future rulings and orders of international tribunals against Israel, may have an adverse impact on our operating results, financial condition or the expansion of our business.

Many of our employees and independent contractors who reside in Israel are required to perform military reserve duty, which may disrupt their work for us.

Approximately 31% of our employees are located in Israel. Many of our employees and independent contractors in Israel may be called upon to perform military reserve duty annually until they reach the age of 40 (and in some cases, depending on their military duties up to the age of 45 or even 49) and, in emergency circumstances, could be called to immediate and unlimited active duty (subject to approval by the Israeli government). Although to date none of our Israeli employees have been mobilized for emergency military service, we cannot predict whether there will be further mobilization of reservists and any further mobilization could further impact our employees, including employees who serve in critical roles in our company, which could materially and adversely affect our business, financial condition and results of operations.

We have received Israeli government grants for certain of our research and development activities and we may receive additional grants in the future. The terms of those grants restrict our ability to manufacture products or transfer technologies outside of Israel, and we may be required to pay penalties in such cases or upon the sale of our company.

From our inception through December 31, 2025, we received a total of $2.8 million from the IIA. We may in the future apply to receive additional grants from the IIA to support our research and development activities. With respect to some grants that were royalty-bearing grants, we are committed to paying royalties at a rate of 3.0% on sales proceeds up to the total amount of grants received, linked to the dollar, and bearing interest at an annual rate of SOFRPR applicable to dollar deposits. Even after payment in full of these amounts, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research, Development and Technological Innovation Law, 5744-1984, or the R&D Law, and related regulations, with respect to those past grants. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and of the manufacturing or manufacturing rights of such products, technologies, or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approvals at all.

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

Our Articles of Association provide that our directors (other than external directors, if applicable) are elected on a staggered basis, such that a potential acquirer cannot readily replace our entire board of directors at a single annual general shareholder meeting. This could prevent a potential acquirer from receiving board approval for an acquisition proposal that our board of directors opposes.

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

We are incorporated in Israel. Although currently the majority of our directors and executive officers reside within the United States and most of the assets of these persons are also likely located within the United States, some of our directors and executive officers reside and may have the majority of their assets outside the United States. Additionally, most of our assets are located outside of the United States. Therefore, a judgment obtained against us, or those of our directors and executive officers residing outside of the United States, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by an Israeli court. It also may be difficult for you to effect service of process in the United States on those directors and executive officers residing outside of the United States or to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may be able to collect only limited, or may be unable to collect any, damages awarded by either a U.S. or foreign court.

Our articles of association provide that, unless we consent in writing to the selection of an alternative forum, (i) the federal courts of the United States will be the exclusive forum for the resolution of any claim arising under the Securities Act, and (ii) the Tel-Aviv District Court will be the exclusive forum for (a) a derivative action or derivative proceeding that is filed in the name of the Company; (b) any action grounded in a breach of fiduciary duty of a director, officeholder or other employee towards us or our shareholders; or (c) any action the cause of which results from any provision of the Companies Law or the Israel Securities Law, 5728-1968. We have retained the ability to consent to an alternative forum in circumstances if we determine shareholder interests are best served by permitting a particular dispute to proceed in a forum other than the federal district courts or State of Israel, as applicable. However, there is uncertainty as to whether a court would enforce these provisions.

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

Risks Related to the Oramed Transaction

We will be subject to business uncertainties, including the risk of litigation, and contractual restrictions, prior to the closing of the Oramed Transaction and for a period of time thereafter, which may cause disruptions to our business and make it more difficult to maintain relationships with employees, suppliers or customers.

Uncertainty about the effects of the Oramed Transaction on employees, suppliers and customers may adversely affect our ability to attract, retain and motivate key personnel until the Oramed Transaction is completed and for a period of time thereafter, and could cause suppliers, customers and others that engage with us to seek to change their existing business relationships with us.

The pursuit of the Oramed Transaction and the preparation for the integration of our company and Oratech has placed and may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result thereof, our business, financial condition and results of operations could suffer. We also cannot guarantee that the benefits that we currently expect to realize as a result of the Oramed Transaction will be achieved within our anticipated time frames or at all. Additionally, we may incur substantial expenses in connection with the acquisition and integration of Oratech, which may exceed expectations and offset certain anticipated benefits.

Until the completion of the Oramed Transaction or the termination of the Share Purchase Agreement and Securities Purchase Agreement in accordance with their terms, we are prohibited from taking certain actions that might otherwise be beneficial to us and our shareholders.

During the period between the signing of the Share Purchase Agreement and the effective time of the closing of the Oramed Transaction (or until the earlier termination of the Share Purchase Agreement), the Share Purchase Agreement restricts us from amending our organizational documents, making material changes to our method of accounting, or be a party to any merger or similar transaction, in each case without the consent of Oratech. These restrictions may prevent us from taking actions during the pendency of the Oramed Transaction that would have been beneficial. Adverse effects arising from these restrictions during the pendency of the Oramed Transaction could be exacerbated by any delays in consummation of the Oramed Transaction or termination of the Share Purchase Agreement.

If the Oramed Transaction is consummated, Oramed will have significant control and influence over our company.

Upon consummation of the Oramed Transaction, four (4) Oramed nominees will be appointed as members of our Board of Directors and Oramed will own a significant percentage of our ordinary shares. Oramed will likely have the ability effectively to control the outcome of all matters requiring shareholder approval, including the election of directors. In the event Oramed increases its ownership to 50% or greater, we may determine that we are a “controlled company” as defined in the Nasdaq Listing Rules. Although currently there is no intention to take advantage of this exemption, if we are in a position to do so in the future, and elect to do so, we would not be required to have a majority of our directors be independent, nor would we be required to have a compensation committee or an independent board nominating function. If that were to occur, shareholders would not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies. Therefore, if we were to elect to become a controlled company, our ordinary shares may be less attractive to some investors or such status may otherwise adversely affect our stock price.

The terms of the Securities Purchase Agreement, Notes and ancillary documentation require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

The Notes, if issued, will be secured by a lien on substantially all of our assets. In addition, the Securities Purchase Agreement and Notes contain customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, covenants restricting us from transferring any part of our business or intellectual property, incurring additional indebtedness, engaging in mergers or acquisitions, repurchasing shares, paying dividends or making other distributions, making investments, and creating other liens on our assets, including our intellectual property, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on the incurrence of additional debt and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Notes or any future debt facility, holders of these Notes may accelerate all of our repayment obligations, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we were to be liquidated, the holders of the Notes’ rights to repayment would be senior to the rights of the holders of our ordinary shares. The holders of the Notes could declare an event of default upon the occurrence of any event that could reasonably be expected to result in what they interpret as a material adverse effect as defined under the Notes. Any declaration by the holders of the Notes of an event of default could significantly harm our business and operations and could cause the price of our ordinary shares to materially decline.

The debt under the Notes or any future debt we may incur could have significant adverse consequences, including:

•
requiring us to dedicate a substantial portion of cash flow from operations or cash on hand to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts, and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry, and market conditions;

•	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

In order to satisfy our current and future debt service obligations, we will be required to raise funds from external sources. We may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. Our failure to satisfy our current and future debt obligations could materially adversely affect our financial condition and results of operations.

There can be no assurances that Oratech’s proprietary POD™ technology will receive the necessary regulatory approvals.

There can be no assurances that Oratech’s proprietary POD™ technology will receive the necessary regulatory approvals for the Phase 3 oral insulin trial in the United States or that the technology will be developed and commercialized successfully. Under a clinical trial management agreement, Oramed will retain responsibility for managing and funding the anticipated POD™ clinical program. In addition, we will be subject to a number of risks including risks relating to the lack of control over the clinical trial and potential disagreements with Oramed about how to manage the potential trial which may result in the delay or termination of the commercialization of Oratech’s products or product candidates or that result in costly litigation or arbitration that would divert our management attention and resources.

There can be no assurances that Oratech’s proprietary POD™ technology will receive the necessary regulatory approvals.

There can be no assurances that Oratech’s proprietary POD™ technology will receive the necessary regulatory approvals for the Phase 3 oral insulin trial in the United States or that the technology will be developed and commercialized successfully. Under a clinical trial management agreement, Oramed will retain responsibility for managing and funding the anticipated POD™ clinical program. In addition, we will be subject to a number of risks including risks relating to the lack of control over the clinical trial and potential disagreements with Oramed about how to manage the potential trial which may result in the delay or termination of the commercialization of Oratech’s products or product candidates or that result in costly litigation or arbitration that would divert our management attention and resources.

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

We cannot predict any future trends in the rate of inflation in Israel or the rate of depreciation (if any) of the NIS against the U.S. dollar. For example, the NIS appreciated against the U.S. dollar by approximately 12.5% in 2025 and depreciated by approximately 0.6% and 3.1% in 2024 and 2023, respectively. The annual inflation rate in Israel was 2.6%, 3.2% and 3.0% for the years ended December 31, 2025, 2024 and 2023, respectively.

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

We are also subject to the FCPA and may be subject to similar worldwide anti-bribery laws that generally prohibit companies and their intermediaries from making corrupt payments to government officials for the purpose of obtaining or retaining business.  Despite our compliance and training programs, we cannot be certain that our procedures will be sufficient to ensure consistent compliance with all applicable international trade and anti-corruption laws, or that our employees or channel partners will strictly follow all policies and requirements to which we subject them. Any alleged or actual violations of these laws may subject us to government scrutiny, investigation, debarment, and civil and criminal penalties, which may have an adverse effect on our results of operations, financial condition and reputation.

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

During our 2025 taxable year, we believe that we had one shareholder that was a Ten Percent Shareholder for U.S. federal income tax purposes. However, our CFC status for the taxable year ending on December 31, 2025, and our current taxable year is unknown, and we may be a CFC for the taxable year ending on December 31, 2026, our current taxable year or a following year. In addition, recent changes to the attribution rules relation to the determination of CFC status may make it difficult to determine our CFC status for any taxable year or the CFC status of any of our subsidiaries. U.S. holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a passive foreign investment company, or PFIC, we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

Our ability to compete in the highly competitive medical devices industry depends upon our ability to attract and retain highly qualified managerial, scientific, sales and medical personnel. We are highly dependent on our senior management team and have benefited substantially from the leadership and performance of our senior management. For example, we depend on our Chief Executive Officer’s experience successfully scaling an early-stage medical device company, as well as the experience of other members of management. The loss of the services of any of our executive officers and other key employees, and our inability to find suitable replacements could result in delays in product development and harm our business. Competition for senior management in our industry is intense, and we cannot guarantee that we will be able to retain our personnel. Additionally, we do not carry key man insurance on any of our current executive officers. The loss of the services of certain members of our senior management could prevent or delay the implementation and completion of our strategic objectives or divert management’s attention to seeking qualified replacements.

Shutdowns of the U.S. federal government could materially impair our business and financial condition.

Development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, in recent years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical FDA, SEC, and other government employees and stop critical activities. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. If a prolonged government shutdown or budget sequestration occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets, such as through the declaration of effectiveness of registration statements and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our Chief Technology Officer (“CTO”), who reports directly to our Chief Financial Officer, is responsible for the day-to-day management of our cybersecurity risk management program. The individual currently serving in this position is a third-party consultant who maintains 20 years of experience advising similarly situated companies on information technology and cybersecurity risk management.  Our CTO provides regular cybersecurity updates to our Chief Financial Officer on matters relating to our cybersecurity program and cybersecurity risk management.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Yokneam, Israel, our U.S. headquarters are located in Hudson, Massachusetts and our European headquarters are located in Berlin, Germany.

All of our facilities are leased, and we do not own any real property. The table below sets forth details of the square footage of our current leased properties, all of which are utilized. We have no material tangible fixed assets apart from the properties described below.

Square feet (approximate)
Hudson, Massachusetts	16,335
Yokneam, Israel	11,500
Berlin, Germany	950
Total	28,785

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

Where we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for any potential litigation loss. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defense's and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity, or financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares began trading publicly on The Nasdaq Global Market on September 12, 2014, under the symbol “RWLK” and were transferred for listing on The Nasdaq Capital Market effective May 25, 2017. In January 2024, the symbol for our ordinary shares was changed to “LFWD”. As of March 18, 2026, we had approximately 2,699 shareholders of record.

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

However, non-Israeli entities will not be entitled to the foregoing exemption if Israeli residents (i) have a controlling interest of more than 25% in such non-Israeli entity or (ii) are the beneficiaries of, or are entitled to, 25% or more of the revenue or profits of such non-Israeli entity, whether directly or indirectly. Such exemption is not applicable to a person whose gains from selling or otherwise disposing of the shares are deemed to be a business income. Additionally, under the United States-Israel Tax Treaty, or the treaty, the sale, exchange or other disposition of shares by a shareholder who (i) is a U.S. resident (for purposes of the treaty), (ii) holds the shares as a capital asset, and (iii) is entitled to claim the benefits afforded to such person by the treaty, is generally exempt from Israeli capital gains tax. Such exemption will not apply if: (i) the capital gain arising from the sale, exchange or other disposition can be attributed to a permanent establishment in Israel; (ii) the shareholder holds, directly or indirectly, shares representing 10% or more of the voting capital during any part of the 12-month period preceding the disposition, subject to certain conditions; or (iii) such U.S. resident is an individual and was present in Israel for 183 days or more during the relevant taxable year. In such case, the sale, exchange, or disposition of our ordinary shares should be subject to Israeli tax, to the extent applicable; however, under the treaty, the taxpayer would be permitted to claim a credit for such taxes against the U.S. federal income tax imposed with respect to such sale, exchange, or disposition, subject to the limitations under U.S. law applicable to foreign tax credits.  The treaty does not relate to U.S. state or local taxes.

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

Dividends paid on publicly traded shares, like our ordinary shares, to non-Israeli residents are generally subject to Israeli income tax at the rate of 25%, or 30% if the recipient of the dividend was a substantial shareholder at the time of distribution or at any time during the prior 12-month period. Such dividends are generally subject to Israeli withholding tax at a rate of 25% if the shares are registered with a nominee company (whether the recipient is a substantial shareholder or not), unless a different rate is provided under an applicable tax treaty, provided that a certificate from the Israeli Tax Authority allowing for a reduced withholding tax rate is obtained in advance. Under the United States-Israel Tax Treaty, the maximum rate of tax withheld at source in Israel on dividends paid to a holder of our ordinary shares who is a U.S. resident (for purposes of the treaty) is 25%. The treaty provides for reduced tax rates on dividends if (a) the shareholder is a U.S. corporation holding at least 10% of our issued voting power during the part of the tax year that precedes the date of payment of the dividend and held such minimal percentage during the whole of its prior tax year, and (b) not more than 25% of the Israeli company’s gross income consists of interest or dividends, other than dividends or interest received from subsidiary corporations or corporations 50% or more of the outstanding voting shares of which is owned by the Israeli company. The reduced treaty rate, if applicable, is 15% in the case of dividends paid from income which was subject to benefits under the Encouragement of Capital Investments Law, 5719-1959 (which is entitled to corporate tax benefits) or 12.5% otherwise. We cannot assure you that in the event we declare a dividend we will designate the income out of which the dividend is paid in a manner that will reduce shareholders’ tax liability. If the dividend is attributable partly to income derived from a Beneficiary or Preferred Enterprise and partly to other sources of income, the withholding rate will be a blended rate reflecting the relative portions of the two types of income. U.S. residents who are subject to Israeli withholding tax on a dividend may be entitled to a credit or deduction for U.S. federal income tax purposes in the amount of the taxes withheld.

Individuals who are subject to tax in Israel are also subject to an additional tax at the rate of 3% on annual income exceeding a certain threshold (NIS 721,560 for 2026, linked to the annual change in the Israeli Consumer Price Index), including, but not limited to, income derived from dividends, interest, and capital gains. In addition, beginning in 2025, certain capital income, including dividends, interest and capital gains, may be subject to an additional 2% surtax in Israel to the extent such income exceeds the above-mentioned threshold.

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

Overview

We are a medical device company that designs, develops, and commercializes life-changing solutions that span the continuum of care in physical rehabilitation and recovery, delivering proven functional and health benefits in clinical settings as well as in the home and community. Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury (“SCI”) the ability to stand and walk again during everyday activities at home or in the community. In March 2023, we received clearance of our premarket notification (“510(k)”) from the U.S. Food and Drug Administration (“FDA”) for the ReWalk Personal Exoskeleton with stair and curb functionality, which adds usage on stairs and curbs to the indication for use for the device in the U.S. The clearance permits U.S. customers to participate in more walking activities in real-world environments in their daily lives where stairs or curbs may have previously limited them when using the exoskeleton for its intended, FDA-indicated uses. This feature has been available in Europe since initial CE Clearance, and real-world data from a cohort of 47 European users throughout a period of over seven years consisting of over 18,000 stair steps, were collected to demonstrate the safety and efficacy of this feature and support the FDA submission. In March 2025, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the ReWalk 7 Personal Exoskeleton device, a next-generation ReWalk model.

We have sought to expand our product offerings beyond the SCI Products through internal development, distribution agreements, and acquisitions. We have developed our ReStore Exo-Suit device, which we began commercializing in June 2019. The ReStore is a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. Sales of the device in the European Union ceased in May 2024. In the second quarter of 2020, we signed an agreement to become the exclusive distributor of the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and for the MyoCycle Home cycles available to U.S. veterans through the Veterans Health Administration (“VHA”) hospitals. We continue to distribute these products; however, our distribution rights are no longer exclusive.

In August 2023, we made our first acquisition to supplement our internal growth when we acquired AlterG, a leading provider of Anti-Gravity systems for use in physical and neurological rehabilitation. We paid a cash purchase price of approximately $19 million at closing. The purchase agreement also provided for the potential of additional cash earnout payments based on AlterG’s revenue growth over the two years following the closing; however, no earnout payments were earned. The AlterG Anti-Gravity systems use patented, National Aeronautics and Space Administration (“NASA”) derived differential air pressure (“DAP”) technology to reduce the effects of gravity and allow patients to rehabilitate with finely calibrated support and reduced pain. AlterG Anti-Gravity systems are utilized in over 6,000 facilities globally in more than 40 countries. We will continue to evaluate other products for distribution or acquisition that can broaden our product offerings further to help individuals with injury and disability.

In February 2026, we entered into an Intellectual Property Assignment and Technology Transfer Agreement with Skelable Ltd., an Israeli technology company, pursuant to which we agreed to acquire certain intellectual property and related technology assets associated with a powered upper-body robotic orthotic system designed to assist individuals with impaired upper-limb function, including stroke survivors. The transaction remains subject to customary closing conditions. As part of the transaction, certain key employees of Skelable are expected to join our company. The consideration consists primarily of our ordinary shares and is subject to the achievement of certain milestones. The technology remains under development and is intended to expand our neurorehabilitation platform beyond lower-limb exoskeleton systems.

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

In December 2025, we announced a distribution agreement with Verita Neuro, a provider of intensive neurological rehabilitation services. Pursuant to the agreement, Verita Neuro will serve as a distributor of the ReWalk Personal Exoskeleton in certain international markets, including Mexico, Thailand and the United Arab Emirates. Through its network of rehabilitation centers, Verita Neuro integrates advanced technologies and therapies to support individuals with neurological injuries. We believe this agreement will expand access to the ReWalk Personal Exoskeleton in additional international markets and support broader adoption of our technology.

Our principal markets are primarily in the United States and Europe with some lesser sales in Asia, the Middle East and South America. We sell our products primarily directly in the United States, through a combination of direct sales and distributors (depending on the product line) in Germany and Canada, and primarily through distributors in other markets. In markets where we sell direct to consumers, we have established relationships with clinics and rehabilitation centers, professional and college sports teams, individuals and organizations in the SCI community, and in markets where we do not sell direct to consumers, our distributors maintain these relationships. We have primary offices in Yokneam, Israel, Hudson, Massachusetts, and Berlin, Germany.

We have in the past generated and expect to generate in the future revenue from a combination of clinics and rehabilitation centers, commercial distributors, third-party payors (including private and government payors), professional and college sports teams, and self-pay individuals. While a broad uniform policy of coverage and reimbursement by third-party commercial payors currently does not exist in the United States for exoskeleton technologies such as the ReWalk Personal Exoskeleton, we are pursuing various paths of reimbursement, such as the VHA policy that was issued in December 2015 for the evaluation, training, and procurement of ReWalk Personal Exoskeleton systems for all qualifying veterans living with SCI across the United States.

We have engaged with CMS regarding the Medicare coverage framework applicable to personal exoskeletons. In 2024, the National Spinal Cord Injury Statistical Center (“NSCISC”), which maintains the world’s largest database on spinal cord injury research, reported that CMS is the primary payor for approximately 57% of the SCI population that is at least five years post-injury, with Medicare representing a majority of this percentage. In July 2020, following a successful submission and hearing process, a code was issued for ReWalk Personal Exoskeleton, which may be used for purposes of claim submission to Medicare, Medicaid, and other payors.

On November 1, 2023, CMS released the Calendar Year 2024 Home Health Prospective Payment System Final Rule, CMS-1780-F (“Final Rule”), which was adopted through the notice and comment rulemaking process. The Final Rule includes a policy confirming that personal exoskeletons are included in the Medicare brace benefit category, as of January 1, 2024. Medicare personal exoskeleton claims with dates of service on or after January 1, 2024 that are billed using HCPCS code K1007 are assigned to the brace benefit category. CMS reimburses items classified under the brace benefit category using a lump-sum payment methodology.

On April 11, 2024, CMS revised its April 2024 Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DMEPOS”) Fee Schedule to include a final lump-sum Medicare purchase fee schedule amount for personal exoskeletons (HCPCS code K1007) with an established rate of $91,032.  CMS determined this payment rate using a “gap-filling” methodology, which is applied when a technology has no prior fee schedule pricing history. In establishing the payment amount for HCPCS code K1007, CMS considered available pricing information for exoskeleton devices from Lifeward and other manufacturers.

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

On January 12, 2026, we entered into a Share Purchase Agreement with Oramed Pharmaceuticals, Inc. (“Oramed”) and Oratech Pharma, Inc. (“Oratech”), pursuant to which we agreed to acquire all of the outstanding equity interests of Oratech, a wholly owned subsidiary of Oramed. Upon closing of the transaction, and subject to the satisfaction of customary closing conditions, we will issue to Oramed ordinary shares and pre-funded warrants representing up to 49.99% of our fully diluted equity capitalization, with the number of ordinary shares issued at closing not exceeding 45% of our outstanding ordinary shares immediately after closing. We will also issue transaction warrants and agreed to make quarterly revenue sharing payments equal to 4% of net revenues from sales of our ReWalk Personal Exoskeleton products and related extended warranties, subject to certain caps and termination events.

In connection with the transaction, we also entered into a Securities Purchase Agreement with Oramed and certain investors providing for the issuance of up to $20.0 million of senior secured convertible notes, including $10.0 million to be issued at closing, together with accompanying warrants.

On March 12, 2026, our shareholders approved the transaction. We anticipate closing the transaction following the satisfaction of customary closing conditions.

In connection with the anticipated transaction, we received bridge financing from Oramed. On November 14, 2025, we entered into a Secured Promissory Note (the “Initial Secured Promissory Note”) with Oramed Ltd., pursuant to which we issued to Oramed Ltd. a secured promissory note in the principal amount of $3.0 million. The loan bears interest at a rate of 15% per annum, is secured by a lien on our cash and matures on May 14, 2026.

On February 12, 2026, we entered into an additional Secured Promissory Note (the “Subsequent Secured Promissory Note”) with Oramed, pursuant to which we issued a secured promissory note in the initial principal amount of $525,000, which amount may be increased by up to an additional $975,000 upon the mutual consent of the parties. The Subsequent Secured Promissory Note is secured by a lien on our cash, accrues interest at a rate of 24% per annum and matures on the earlier of August 12, 2026, or the failure to obtain shareholder approval of the transactions contemplated by the Securities Purchase Agreement and the Share Purchase Agreement described above.

On March 11, 2026, we and Oramed agreed to increase the principal amount available under the Subsequent Secured Promissory Note by an additional $500,000, resulting in an aggregate principal amount of $1,025,000 available under such note.

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

Cost of Revenue and Gross Profit

For ReWalk, which we began manufacturing at our facility in Yokneam, Israel in April 2025, cost of revenue consists primarily of raw materials, direct labor, including wages and related benefits for employees directly engaged in the manufacturing process, as well as indirect labor and other factory overhead costs such as rent and utilities. In addition, cost of revenue also includes field service costs, shipping expenses and reserves for warranty and inventory condition.

Starting in January 2025, the Company signed a contract with Cirtronics Corporation to manufacture and assemble our AlterG products. For these products, cost of revenue also includes internal costs such as salaries and related personnel costs including non-cash share-based compensation, functions that support manufacturing and inventory management, training and inspection, service activities, freight costs, and reserves for warranty and inventory condition.

For our AlterG systems, which we manufactured at our facility in Fremont, California until December 31, 2024, cost of revenue consists primarily of raw materials, direct labor, indirect labor, and other factory overhead costs such as rent and utilities.  In addition, cost of revenue also includes field service costs, shipping expenses, and reserves for warranty and inventory condition.

For the MyoCycle product line, which we distribute, cost of revenue consists primarily of complete systems purchased from the manufacturers. In addition, the cost of revenue also includes field service costs and shipping expenses.

Our gross profit and gross margin (defined as gross profit as a percentage of revenue) are influenced by a number of factors, including the volume and price of our products sold, fluctuations in the mix of products sold, and variability in our cost of revenue. We expect that gross profit and gross margin will expand in the future as we increase our revenue volumes and realize operating efficiencies associated with greater scale which will reduce the cost of revenue as a percentage of revenue.

Operating Expenses

Research and Development Expenses, Net

Research and development expenses, net consist primarily of salaries and related personnel costs including share-based compensation, supplies, materials, and consulting expenses associated with product design and development, clinical studies, regulatory submissions, patent costs, sponsored research and other related activities. We expense all research and development expenses as they are incurred.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries and related personnel costs including share-based compensation for sales, sales support, marketing, and reimbursement and market access activities, travel, marketing, advertising, tradeshows and conferences, lobbying, and public relations activities.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related personnel costs including share-based compensation for our administrative, finance, and general management personnel, professional services, and insurance.

Financial (Expeses) Income, Net

Financial income and expenses consist primarily of bank commissions, foreign exchange gains and losses, interest income earned on investments in short-term deposits, interest expense on our outstanding borrowings, and changes in the fair value of derivative liabilities associated with our loan arrangements.

Interest income consists of interest earned on our cash and cash equivalent balances. Interest expense consists primarily of interest accrued on our outstanding borrowings and certain other costs associated with such indebtedness. Changes in the fair value of derivative liabilities reflect the periodic remeasurement of derivatives embedded in or associated with our loan agreements. Foreign currency exchange changes reflect gains or losses related to transactions denominated in currencies other than the U.S. dollar.

Taxes on Income

As of December 31, 2025, we had not yet generated taxable income in Israel. As of that date, our net operating loss carryforwards for Israeli tax purposes amounted to approximately $279.9 million.

As of December 31, 2024, the Company had approximately $49.5 million of U.S. federal net operating loss (“NOL”) carryforwards and $35.3 million of state NOL carryforwards. Federal NOLs generated prior to January 1, 2018 will begin to expire in 2027, while federal NOLs generated in tax years beginning after January 1, 2018 may be carried forward indefinitely. State NOLs will begin to expire in 2028, subject to applicable state tax laws.

Our taxable income generated outside of Israel will be subject to the applicable corporate tax rates in those jurisdictions. Accordingly, our effective tax rate will depend on the geographic distribution of our taxable income.

Grants and Other Funding

Israel Innovation Authority (formerly known as the Office of the Chief Scientist)

From our inception through December 31, 2025, we have received approximately $2.8 million in funding from the IIA, $1.6 million of which are royalty-bearing grants, $400 thousand were received in consideration for an investment in our preferred shares while $806 thousand was received without future obligation. Of the royalty-bearing grants received, we have paid royalties to the IIA in the total amount of $117 thousand. The agreements with IIA require us to pay royalties at a rate of 3% on sales of certain systems and related services up to the total amount of funding received for the development of these systems, linked to the dollar, and bearing interest at an annual rate of SOFRPR applicable to dollar deposits. If we transfer IIA-supported technology or know-how outside of Israel, we will be liable for additional payments to IIA depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors.

As of December 31, 2025, the aggregate contingent liability to the IIA was $1.6 million. For more information, see “Part I, Item 1A. Risk Factors-We have received Israeli government grants for certain of our research and development activities and we may receive additional grants in the future. The terms of those grants restrict our ability to manufacture products or transfer technologies outside of Israel and we may be required to pay penalties in such cases or upon the sale of our company.”

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue

Our revenue for 2025 and 2024 were as follows (dollars in thousands, except unit amounts):

	Years Ended December 31,
	2025	2024
Revenue	$22,034	$25,663

Revenue consists primarily of transactions for our portfolio of ReWalk, AlterG, ReStore and MyoCycle systems.

Revenue was $22.0 million, a decrease of $3.6 million, or 14%, during 2025 as compared to 2024. Of this decrease, $3.0 million was attributable to reduced AlterG sales, primarily reflecting lower international demand and fewer system shipments compared to 2024. The remaining $0.6 million decline was mainly due to decreased revenue from MyoCycle.

In the future, we expect our growth to be primarily driven by sales of our ReWalk Personal device through expansion of coverage and reimbursement by commercial, government third-party payors and through channel partnerships. We also expect increased shipments of our AlterG Anti-Gravity systems over time as we continue to expand our penetration of rehabilitation clinics in the U.S. and internationally.

Gross Profit

Our gross profit for 2025 and 2024 were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Gross profit	$8,428	$8,216

Gross profit was $8.4 million, or 38% of revenue, for 2025, as compared to a gross profit of $8.2 million, or 32% of revenue, for 2024. The increase in gross margin was primarily attributable to the absence in 2025 of approximately $1.5 million of amortization expenses and $1.2 million of restructuring expenses recognized in 2024. Excluding these items, gross profit decreased year over year, primarily due to lower sales and inventory write-downs related to the termination of our manufacturing agreement with Sanmina and obsolete ReStore inventory.

We expect gross profit and gross margin to improve over time as revenue volumes increase and we realize operating efficiencies associated with greater scale. Gross margin is also expected to improve as a result of the transition of AlterG system production from our Fremont, California facility, where operations were discontinued as of December 31, 2024, to a contract manufacturer. In addition, during April 2025 we transitioned the production of ReWalk to in-house manufacturing, which we expect will further support gross margin improvement over time through better utilization of our manufacturing capacity and enhanced control over production costs. These expected improvements are not expected to be impacted by the inventory write-downs recorded in 2025, which we believe were largely non-recurring in nature.

Research and Development Expense, Net

Our research and development expense, net for 2025 and 2024 was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Research and development expense, net	$3,249	$4,625

Research and development expense was $3.2 million in 2025, a decrease of $1.4 million, or 30%, as compared to 2024. The decrease is primarily attributable to lower costs associated with the development projects for the ReWalk 7 and NEO products, which were substantially completed.

Following the FDA clearance of the ReWalk 7 next-generation exoskeleton model in 2025, we expect to focus our research and development efforts primarily on product improvements and ongoing enhancements to our current products. We also continue development initiatives aimed at reducing material costs for our ReWalk and AlterG product lines. In addition, we expect to invest in the development and integration of technologies acquired as part of the Skelable transaction.

Sales and Marketing Expense

Our sales and marketing expense for 2025 and 2024 was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Sales and marketing expense	$13,875	$17,949

Sales and marketing expense was $13.9 million in 2025, a decrease of $4.1 million, or 23%, as compared to 2024. Of this decrease, approximately $1.5 million was attributable to amortization expense recognized in 2024 that did not recur in 2025. The remaining $2.6 million decrease was primarily driven by lower reimbursement, trade show, and marketing consultant expenses, as well as reductions in headcount, sales commissions, and travel-related costs.

In the near term, our sales and marketing expenses are expected to be driven by our efforts to facilitate growth in sales of our commercial product lines, expand reimbursement coverage for our ReWalk Personal Exoskeleton device, support training activities of ReWalk customers, promote sales through channel partners, and increase adoption of our AlterG Anti-Gravity systems through greater penetration of rehabilitation clinics and hospitals and expansion of our distributor network internationally.

General and Administrative Expense

Our general and administrative expense for 2025 and 2024 was as follows (in thousands):

	Years Ended December 31,
	2025	2024
General and administrative	$8,195	$5,195

General and administrative expense was $8.2 million, an increase of $3.0 million, or 58%, as compared to 2024. Both periods included incomes related to the earnout liability; however, the net income recognized in 2025 was approximately $2.0 million lower than the income recognized in 2024. Excluding this item, the increase was primarily attributable to restructuring expenses associated with the departure of the Company’s former Chief Executive Officer and transaction-related costs incurred in connection with the Oramed transaction.

Impairment charges

	Years Ended December 31,
	2025	2024
Impairment charges	$2,783	$9,794

During the year ended December 31, 2025, we recorded a goodwill impairment charge of $2.8 million primarily resulting from a sustained decline in our share price, which constituted a triggering event under ASC 350 and indicated that our market capitalization was below our carrying value. This non-cash impairment charge does not affect our liquidity, cash flows, or ongoing operations. By comparison, in 2024 we recognized an impairment charge of $9.8 million, primarily related to certain acquired intangible assets, due to lower-than-expected financial performance.

Financial (expense) income, net

Our financial income, net for 2025 and 2024 was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Financial (expenses) income, net	$(295)	$448

Financial (expenses) income, net, reflects a decrease in financial income of $0.7 million during 2025 as compared to 2024. The decrease was mainly attributable to interest expense recognized on the Oramed short-term loan in 2025, lower yields on a reduced cash balance reflecting fewer funds on deposit, and unfavorable foreign currency exchange rate fluctuations.

Income Tax

Our Income tax expense (benefit) for 2025 and 2024 was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Taxes on income (benefit)	$(55)	$43

Income tax changed by $98 thousand during 2025 as compared to 2024, primarily due to lower current tax expenses in certain foreign jurisdictions.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

A discussion of changes in our results of operations in 2024 compared to 2023 has been omitted from this annual report on Form 10-K but may be found in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 7, 2025, which is available free of charge on the SEC’s website at www.sec.gov and at golifeward.com, and is incorporated by reference herein.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates, judgments and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates as circumstances change and additional information becomes known. In addition to the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. See Note 2 to our consolidated financial statements presented elsewhere in this annual report for a description of the significant accounting policies that we used to prepare our consolidated financial statements. The critical accounting policies affected by the estimates, judgments and assumptions used in the preparation of our consolidated financial statements are discussed below.

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

A portion of the Company's sales of products to customers are made through lease arrangements which typically include AlterG Anti-Gravity systems.

Revenue for the lease of AlterG Anti-Gravity systems is accounted for under ASC Topic 842, Leases. AlterG Anti-Gravity systems being utilized under service agreements, accounted for in accordance with ASC 842 as an operating lease. Revenues are recognized ratably over the lease term.

The Company provides product assurance warranties for periods of 1- 10 years (usually 2 years) that cover the compliance of the products with agreed-upon specifications. A provision is recorded for estimated warranty costs based on the Company's experience.

In certain contracts, the Company also provides a service-type warranty. Service-type warranty is accounted for as a separate performance obligation, and revenue is recognized ratably over the service period as the customer consumes the benefit over the service term.

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

We perform our annual goodwill impairment test during the fourth quarter of each fiscal year, or more frequently if impairment indicators arise. Such indicators may include, among others, a sustained decline in our market capitalization, significant adverse changes in economic or industry conditions, changes in the manner in which a reporting unit is utilized, or other factors that may affect the fair value of the reporting unit.

The goodwill impairment test is performed at the reporting unit level. We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If, based on the qualitative assessment, we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, or if we elect to bypass the qualitative assessment, we perform a quantitative impairment test. In the quantitative test, we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit.

Determining the fair value of a reporting unit requires management to make certain estimates and assumptions, including assumptions related to the Company’s market capitalization and the appropriate control premium applied in the market approach valuation. These estimates involve judgment and are based on publicly available market data, including control premium studies for comparable public company transactions. These estimates are inherently uncertain and may differ from actual market conditions. Changes in the Company’s market capitalization, control premium assumptions, or overall market conditions could result in impairment charges in future periods.

During the second quarter of 2025, we recorded a goodwill impairment charge following the identification of impairment indicators and the completion of a quantitative impairment analysis. Our annual impairment test performed in the fourth quarter of 2025 did not result in any additional impairment.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The carrying value of our inventory is reduced for excess or obsolete inventory based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material adverse effect on our results of operations.

Valuation of Derivative Liability

Our derivative liabilities are recorded at fair value based on observable and unobservable inputs. For the derivative liability related to the promissory note with Oramed, these inputs include our stock price, the expected volatility of our stock price, the remaining term of the loan, and assumptions regarding the probability of an equity financing that would result in an adjustment to the conversion price of the convertible loan.

The derivative liability associated with the compound derivative feature in the term loan with Oramed is based on similar assumptions, including the credit spread and the remaining term of the debt.

Recently Issued and Adopted Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2z, New Accounting Pronouncements, to our consolidated financial statements included elsewhere in this annual report.

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of our equity securities and convertible notes to investors in private placements, the sale of our equity securities in public offerings, cash exercises of outstanding warrants, the incurrence of bank debt and loans (including the  [Loan] from Oramed.

As of December 31, 2025, we had cash and cash equivalents of $2.2 million. We had an accumulated deficit in the total amount of $284.7 million as of December 31, 2025 and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

We intend to finance operating costs over the next twelve months with existing cash on hand, potential reduction in operating cash burn and future issuances of equity and debt securities, or through a combination of the foregoing. However, we will also need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the year ended December 31, 2025 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Our anticipated primary uses of cash are funding (i) sales, marketing, and promotion activities related to market development for our ReWalk Personal Exoskeleton device and AlterG Anti-Gravity system, broadening third-party payor and CMS coverage for our ReWalk Personal Exoskeleton device and commercializing our new product lines added through distribution agreements; (ii) development of future generation designs for our ReWalk device, new AlterG products utilizing DAP technology, and the development and commercialization of the upper-body exoskeleton technology acquired from Skelable for potential personal health and rehabilitation applications across multiple indications; (iii) routine product updates; (iv) potential acquisitions of businesses and (v) general corporate purposes, including working capital needs.  Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, the attractiveness of potential acquisition candidates and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing, or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there is substantial doubt as to our ability to continue as a going concern.”

Equity Raises

Use of Form S-3

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital with respect to public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. At the time of filing this Annual Report ,  we were subject to these limitations because our public float did not reach at least $75 million in the 60 days preceding the filing of this Annual Report. We will continue to be subject to these limitations until such time as our public float reaches at least $75 million.  When we file our next annual report for the year ended December 31, 2026,  we will also be required to re-test our status under these rules. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of outstanding convertible securities, such as warrants. We have registered up to $100 million of ordinary shares, warrants and/or debt securities and certain other outstanding securities with registration rights on our registration statement on Form S-3, which was declared effective by the SEC January 2026 (the “2026 Shelf Registration Statement”).

Equity Offerings and Warrant Exercises

On January 7, 2025, we entered into a purchase agreement with certain institutional investors for the issuance and sale of 151,515 ordinary shares and ordinary warrants to purchase up to an aggregate of 151,514 ordinary shares at an exercise price of $33 per share. Each ordinary share was sold at an offering price of $33. The offering of the ordinary shares and the ordinary shares that are issuable from time to time upon exercise of the pre-funded warrants was made pursuant to our shelf registration statement on Form S-3 initially filed with the SEC on March 30, 2022, and declared effective by the SEC on May 16, 2022, and the ordinary warrants were issued in a concurrent private placement. The ordinary warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance. The offering closed on January 8, 2025. Additionally, we issued warrants to purchase up to 9,088 ordinary shares, with an exercise price of $41.25 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in January 2025 private placement offering.

On March 7, 2025, the Company entered into an At-the-Market (“ATM”) Offering Agreement with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which the Company may, from time to time, offer and sell its ordinary shares having an aggregate offering price of up to $5.5 million through HCW acting as the Company’s sales agent. Sales of ordinary shares under the ATM program will be made at prevailing market prices or as otherwise agreed with HCW. The Company is not obligated to make any sales under the agreement and may suspend or terminate the program at any time at its discretion.

During the three and twelve months ended December 31, 2025, the Company sold 114,008 and 289,903 ordinary shares, respectively, under the ATM program at an average price of $7.62 and $9.67 per share, respectively, for total gross proceeds of approximately $0.9 million and $2.8 million. The Company paid aggregate fees and commissions of $0.1 million to HCW and incurred other expenses of approximately $0.2 million, resulting in net proceeds of approximately $2.5 million. The Company’s ATM program expired on November 16, 2025.

On June 25, 2025, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale of 333,333 ordinary shares and warrants to purchase up to an aggregate of 333,328 ordinary shares at an exercise price of $7.8 per share. Each ordinary share was sold at a combined offering price of $7.8 together with a warrant to purchase one ordinary share. The offering of the ordinary shares and the ordinary shares issuable upon exercise of the warrants was made pursuant to the Company’s registration statement on Form S-1, initially filed with the SEC on June 20, 2025, and declared effective by the SEC on June 25, 2025. The warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of issuance. The offering closed on June 26, 2025. Additionally, the Company issued warrants to purchase up to 20,000 ordinary shares, with an exercise price of $9.75 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of issuance, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in the June 2025 public offering.

The warrants issued in the January 2025 private placement and the June 2025 public offering are considered freestanding instruments. As the warrants are indexed to the Company's ordinary shares and meet the criteria for equity classification, they are recorded in shareholders’ equity on the Company’s consolidated balance sheets.

Agreements with Oramed

On January 12, 2026, we entered into a Share Purchase Agreement with Oramed Pharmaceuticals, Inc. (“Oramed”) and Oratech Pharma, Inc. (“Oratech”), pursuant to which we agreed to acquire all of the outstanding equity interests of Oratech, a wholly owned subsidiary of Oramed. Upon closing of the transaction, and subject to the satisfaction of customary closing conditions, we will issue to Oramed ordinary shares and pre-funded warrants representing up to 49.99% of our fully diluted equity capitalization, with the number of ordinary shares issued at closing not exceeding 45% of our outstanding ordinary shares immediately after closing. We will also issue transaction warrants and agreed to make quarterly revenue sharing payments equal to 4% of net revenues from sales of our ReWalk Personal Exoskeleton products and related extended warranties, subject to certain caps and termination events.

In connection with the transaction, we also entered into a Securities Purchase Agreement with Oramed and certain investors providing for the issuance of up to $20.0 million of senior secured convertible notes, including $10.0 million to be issued at closing, together with accompanying warrants.

On March 12, 2026, our shareholders approved the transaction. We anticipate closing the transaction following the satisfaction of customary closing conditions.

In connection with the anticipated transaction, we received bridge financing from Oramed. On November 14, 2025, we entered into a Secured Promissory Note (the “Initial Secured Promissory Note”) with Oramed Ltd., pursuant to which we issued to Oramed Ltd. a secured promissory note in the principal amount of $3.0 million. The loan bears interest at a rate of 15% per annum, is secured by a lien on our cash and matures on May 14, 2026.

On February 12, 2026, we entered into an additional Secured Promissory Note (the “Subsequent Secured Promissory Note”) with Oramed, pursuant to which we issued a secured promissory note in the initial principal amount of $525,000, which amount may be increased by up to an additional $975,000 upon the mutual consent of the parties. The Subsequent Secured Promissory Note is secured by a lien on our cash, accrues interest at a rate of 24% per annum and matures on the earlier of August 12, 2026 or the failure to obtain shareholder approval of the transactions contemplated by the Securities Purchase Agreement and the Share Purchase Agreement described above.

On March 11, 2026, we and Oramed agreed to increase the principal amount available under the Subsequent Secured Promissory Note by an additional $500,000, resulting in an aggregate principal amount of $1,025,000 available under such note.

Cash Flows

	Years Ended December 31,
	2025	2024	2023
Net cash used in operating activities	$(16,826)	$(21,718)	$(20,667)
Net cash used in investing activities	(16)	-	(18,149)
Net cash provided by (used in) financing activities	12,203	-	(992)
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	110	34	45
Net cash flow	$(4,529)	$(21,684)	$(39,763)

Year Ended December 31, 2025 to Year Ended December 31, 2024

Net Cash Used in Operating Activities

Net cash used in operating activities was $16.8 million in 2025, a decrease of $4.9 million as compared to 2024. The decrease was primarily attributable to improved working capital, including higher collections of trade receivables and a reduction in inventory levels reflecting inventory management and, to a lesser extent, inventory write-downs. These factors were partially offset by lower revenues relative to operating expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $16 thousand in 2025 compared to 2024, primarily reflecting slightly higher purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $12.2 million in 2025, primarily reflecting proceeds from registered direct offerings, issuances of ordinary shares under the Company’s at-the-market program and public offering, as well as proceeds from the bridge loan from Oramed.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

A discussion of changes in our cash flows in 2024 compared to 2023 has been omitted from this annual report on Form 10-K but may be found in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 7, 2025, which is available free of charge on the SECs website at www.sec.gov and at golifeward.com, and is incorporated by reference herein.

Obligations and Commercial Commitments

Set forth below is a summary of our contractual obligations as of December 31, 2025:

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years

Purchase obligations (1)	$6,036	$6,036	$—	$—
Operating lease obligations (2)	1,917	452	1,166	299
Total	$7,953	$6,488	$1,166	$299

(1)
Purchase obligations consist of non-cancelable purchase orders with suppliers for the manufacture of our ReWalk systems produced in-house and for AlterG Anti-Gravity systems manufactured by our contract manufacturer, Cirtronics Corporation. Purchase orders are placed with suppliers based on our sales forecasts and anticipated production requirements.

(2)	Our operating leases consist of leases for our facilities in the United States, Israel and Germany and motor vehicles in Israel.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.19:$1.00, which was the applicable exchange rate as of December 31, 2025.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations during the periods presented.

Trend Information

For information on significant known trends, please see “Part I-Item 1. Business – Overview” in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Risk

Our results of operations and cash flows are affected by fluctuations in foreign currency exchange rates. Since 2015, most of our expenses were denominated in U.S. dollars and the remaining expenses were denominated in NIS and euro, until 2018 most of our revenue was denominated in U.S. dollars and the remainder of our revenue was denominated in euro and British pound whereas in the last four years our euro revenue is higher than our U.S dollar revenue. Accordingly, changes in the value of the NIS and Euro relative to the U.S. dollar in each of the years 2025, 2024, and 2023 impacted amounts recorded on our consolidated statements of operations for these periods. We expect that the denominations of our revenue and expenses in 2026 will be consistent with what we experienced in 2025.

The following table presents information about the devaluation in the exchange rates of the NIS and euro against the U.S. dollar in 2025, 2024 and 2023:

	Change in Average Exchange Rate
Period	NIS against the U.S. Dollar (%)	Euro against the U.S. Dollar (%)
2025	7.13	4.20
2024	(0.25)	0.06
2023	(9.00)	2.67

The figures above represent the change in the average exchange rate in the given period compared to the average exchange rate in the immediately preceding period. Negative figures represent the appreciation of the U.S. dollar compared to the NIS or the euro. A 10% increase or decrease in the value of the NIS against the U.S. dollar would have decreased or increased our net loss by approximately $555 thousand in 2025. A 10% increase or decrease in the value of the euro against the U.S. dollar would have decreased or increased our net loss by approximately $92 thousand in 2025.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because we are exempt from this requirement as a smaller reporting company and non-accelerated filer.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

The following table sets forth the names and ages of the directors of the Company as of March 18, 2026 and their principal occupations at present and for the past five years. Our Board of Directors (the “Board”) currently consists of five members and is divided into three classes. Class I consists of 0 directors, Class II consists of three directors and Class III consists of two directors. One class is elected each year at the annual meeting of stockholders for a term of three years. The term of the Class III directors expires at the 2026 Annual Meeting of Shareholders. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age	Current Position with the Company	Director Since
Mark Grant	56	President, Chief Executive and Director	2025
Dr. John William Poduska* (2)(3)	88	Class II Director	2014
Randel E. Richner* (1)(2)	70	Class II Director	2020
Michael Swinford*(1)	57	Class III Director	2024
Robert Marshall*(3)	59	Class III Director, Chairman	2024

* Independent
(1) Member of Nominating and Corporate Governance Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.

Class III Directors Continuing in Office Until the 2026 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2026 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this annual report:

Robert Marshall, 59, has served on our Board since November 2024 and has served as our Chairman since January 2026. Mr. Marshall has served as the Chief Financial Officer and Treasurer of Lantheus Holdings, Inc. (“Lantheus”), a public radiopharmaceutical company, since September 2018. Prior to joining Lantheus, Mr. Marshall spent 16 years with Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”), a public global medical device company with a leading position in musculoskeletal health, in which he held various senior leadership roles, including Vice President, Investor Relations and Corporate Treasurer, and most recently Vice President, Americas Finance, for the U.S., Canadian and Latin American commercial markets. Before Zimmer Biomet, Mr. Marshall was employed with Brown & Williamson Tobacco, a subsidiary of British American Tobacco, p.l.c., in Louisville, Kentucky, where he held several positions of increasing responsibility. Mr. Marshall holds a Master of Business Administration from Indiana University, South Bend, and a Bachelor of Business Administration in Finance from the University of Notre Dame. He also holds the CFA designation. We believe that Mr. Marshall’s extensive financial leadership experience provide him the qualifications and skills to serve as a member of our Board.

Michael Swinford, 57, has served on our Board since April 2024. Mr. Swinford has been Chief Executive Officer of Numotion since July 2014, where he has grown the company to become the largest provider of mobility and independence solutions in the United States – serving over 400,000 individuals annually with Spinal Cord Injuries, Traumatic Brain Injuries, ALS, Muscular Dystrophy, Cerebral Palsy, Multiple Sclerosis, Spinal Muscular Atrophy, Amputees and many other mobility related disabilities. As CEO at Numotion, Mr. Swinford has expanded commercial coverage with over 5000 health plans, rehab hospitals, specialty and multi-disciplinary clinics, skilled nursing facilities, primary care, and home health providers. Mr. Swinford has led efforts for benefit coverage determination for Power Wheelchair Seat Elevation systems in 2023 and is actively leading efforts for Power Standing Wheelchairs and reform of Service and Repair regulations and reimbursement levels. Prior to Numotion, Mr. Swinford had a highly successful 22-year career at GE Healthcare, including serving as the President and CEO of GE Healthcare Services and as an officer of General Electric Company. Mr. Swinford held various operational and commercial roles throughout his career leading through various business cycles from start-ups to turnarounds. Mr. Swinford also serves as a director of CareATC, a technology enabled population health primary care provider, as well as a director of Aspen Surgical, a global surgical supply manufacturer. We believe that Mr. Swinford’s extensive experience with health and rehabilitation products, as well as his knowledge of the reimbursement process, provide him the qualifications and skills to serve as a member of our Board.

Class II Directors Continuing in Office Until the 2028 Annual General Meeting of Shareholders

Set forth below is a list of our directors continuing in office until the 2028 annual general meeting of shareholders, together with certain biographical information, including their ages as of the date of this annual report:

Mark Grant, 56, has served as our President and co-Chief Executive Officer and as a member of our Board of Directors since June 2025, and brings over 25 years of leadership experience in healthcare and medical technology. Prior to Lifeward, Mr. Grant served as President of Americas & Chief Commercial Officer of IMRA Surgical, a company specializing in surgical robotic training, since March 2023. From May 2004 to March 2023, Mr. Grant worked at Medtronic plc (“Medtronic”), a global healthcare technology company, where he held various positions of increasing responsibility, most recently as Vice President, Americas Region. In his role at Medtronic, he led the $1.5 billion Americas region and oversaw a 2,000-person commercial organization. Mr. Grant received his B.S. in Industrial Technology from East Carolina University. We believe that Mr. Grant’s. successful leadership and executive experience, along with his extensive knowledge of the medical devices industry, provide him the qualifications and skills to serve as a member of our Board.

Dr. John William Poduska, 88, has served on our Board since 2014. He also serves as a director on the boards of a number of privately-held companies. Dr. Poduska also served as a director of EXA Corporation (Nasdaq: EXA), where he served as chairman of the company and a member of the nominating and corporate governance committee, until 2018, Novell, Inc. until 2011 and of Anadarko Petroleum Corporation and Safeguard Scientifics, Inc. until 2009. Dr. Poduska was the Chairman of Advanced Visual Systems Inc., a provider of visualization software, from January 1992 to December 2001. From December 1989 until December 1991, Dr. Poduska was President and Chief Executive Officer of Stardent Computer Inc., a computer manufacturer. From December 1985 until December 1989, Dr. Poduska served as Chairman and Chief Executive Officer of Stellar Computer Inc., a computer manufacturer he founded which is the predecessor of Stardent Computer Inc. Prior to founding Stellar Computer, Inc., Dr. Poduska founded Apollo Computer Inc. and Prime Computer, Inc. Dr. Poduska holds a Sc.D. from MIT and an Honorary Doctorate of Humane Letters from Lowell University. We believe that Dr. Poduska’s varied director experience, both in private and public companies, his expertise in computer engineering and his familiarity with developing companies equip him with the qualifications and skills to serve as a member of our Board.

Randel E. Richner, 70, has served on our Board since November 2020. Ms. Richner has over 30 years’ experience in health policy, reimbursement and economics. From 2013 to 2015, Ms. Richner served as Executive Vice President of Intralign Health, LLC. From 2006 to 2012, she was President and Founder of Neocure Group, data analytics, health economics and reimbursement strategic services, acquired by Intralign Health, LLC in 2013. From 1997 to 2006, Ms. Richner was Vice President of Global Government Affairs and Reimbursement, Boston Scientific Corporation. Ms. Richner has engaged with U.S. Congress and CMS, appointed as first industry representative, Executive Committee (EC) Medicare Coverage Advisory Committee (MCAC). She has served on the Executive Dean’s Advisory Board, University of Michigan’s School of Public Health, since 2007, and has served on multiple boards including MassMedic (founding Women in MedTech), Executive Advisory Board Center for Evaluation Value, Risk Tufts New England Medical Center, International Society of Pharmacoeconomics and Research (ISPOR), founding the U.S. Medical Device Council. Ms. Richner has been an invited executive lecturer at Dartmouth, Tuck School of Business; University of Michigan School of Engineering and University of Michigan School of Public Health. She has a Master of Public Health in Health Policy and Administration and a Bachelor of Science in Nursing from University of Michigan. We believe that Ms. Richner’s extensive leadership and board membership experience in the healthcare industry, as well as her familiarity with health economics and reimbursement procedures, provides her with a unique perspective of our market and the qualifications and skills to serve as a member of our Board.

Information About Our Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 18, 2026:

Name	Age	Position
Mark Grant	56	President, Chief Executive Officer and Director
Almog Adar	42	Chief Financial Officer
Jeannine Lynch	61	Vice President of Market Access

Mark Grant has served as our President and Chief Executive Officer and as a member of our board of directors since July 2025. Mr. Grant previously served as our President and co-Chief Executive Officer from June 2025 to July 2025. From March 2023 until June 2025, Mr. Grant served as President of Americas and Chief Commercial Officer of IMRA Surgical, a company specializing in surgical robotic training. From May 2004 until March 2023, Mr. Grant served in various positions of increasing responsibility at Medtronic plc (“Medtronic”), a global healthcare technology company, most recently as Vice President, Americas. Mr. Grant holds a B.S. in Industrial Technology from East Carolina University.

Almog Adar has served as our Chief Financial Officer since August 2025. Prior to his appointment as Chief Financial Officer, Mr. Adar served as our Vice President of Finance since December 2022 and as our Chief Accounting Officer since March 2022 and as our Director of Finance and Corporate Financial Controller from 2020 to December 2022. Prior to Lifeward, Mr. Adar served as Controller of Infinya Recycling Ltd. (previously Amnir Recycling) from January 2018 until December 2019. From January 2016 until December 2017, Mr. Adar served as Assistant Controller of Delta Galil Industries. Mr. Adar has a Bachelor of Arts degree in Accounting and Economics from the Open University of Israel and is a Certified Public Accountant licensed by the Israeli Ministry of Justice.

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

Opt-Out of Certain Israel Companies Law Requirements

As an Israeli company, we are required to comply with the requirements of the Israel Companies Law and the regulations promulgated thereunder. Until early 2018, our Board was required to include at least two “external directors” as defined under the Israel Companies Law. In addition, we were required to comply with certain requirements under the Israel Companies Law regarding the composition of our audit committee and compensation committee, including requirements relating to the inclusion and role of the external directors on such committees. Pursuant to regulations then promulgated under the Israel Companies Law, however, we — as a company that does not have a controlling shareholder, and that complies with the U.S. securities laws and the corporate governance rules of the Nasdaq Stock Market (“Nasdaq”) — were permitted to “opt out” of the requirement to appoint external directors as well as the above requirements related to the composition of the audit committee and the compensation committee. In February 2018, our Board determined that opting out of such requirements would be beneficial to the Company and we opted out of such requirements.

However, as described above, upon the closing of the Oratech acquisition with Oramed, Oramed is expected to hold at least 45.00%, and potentially in excess of 49.99%, of the outstanding voting power of the Company, and will become a controlling shareholder of the Company. As a result, subject to and upon the closing of the Oratech Acquisition, we will again be required to comply with the requirement under the Israel Companies Law that our Board include at least two external directors and the requirements regarding the composition of our audit committee and compensation committee, including requirements relating to the inclusion and role of the external directors on such committees, as discussed below.

Director Independence

Our Board has determined that, other than Mark Grant, our President and CEO, all of our current directors, and each former director who served as a member of the Board during the last fiscal year, are independent under Nasdaq listing standards. As described above, upon and subject to the closing of the Oratech Acquisition we will be required to have at least two external directors.  The definition of "independent director" under the NASDAQ listing standards and "external director" under the Israel Companies Law overlap to some extent, so that we would generally expect the two directors serving as external directors to satisfy the requirements to be independent under the NASDAQ listing standards. Furthermore, our Board also determined that all current members of the audit committee and compensation committee, as well as Messrs. Rozenbaum and Sigsbee, who will become members of the audit committee and compensation committee upon and subject to the closing of the Oratech Acquisition, as well as the current members of the nominating and corporate governance committee, are independent under the applicable Nasdaq listing standards and rules and regulations of the SEC. In making its determinations regarding independence, the Board carefully reviewed the categorical tests enumerated in the Nasdaq independence definition and (in the case of external directors) the standards imposed by Israeli law, as well as the individual circumstances of each director with regard to each director’s business and personal activities as they may relate to the Company and our management.

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

Under the Israel Companies Law, subject to certain opt-out rights available to certain Israeli companies, we are required to have at least two external directors. External directors must meet stringent standards of independence from us, from our management and from any controlling shareholder (defined for this purpose as any shareholder who holds 50% or more of our outstanding shares, or who has the right to appoint the majority of our directors or our general manager). In addition, no person may serve as an external director if that person’s position or professional or other activities create, or may create, a conflict of interest with that person’s responsibilities as a director or otherwise interfere with that person’s ability to serve as an external director or if the person is an employee of the Israel Securities Authority or of an Israeli stock exchange. These independence standards are applicable beginning two years before the external director’s election and continuing for two years after the external director’s term of service. In addition to election by the normal majority vote, external directors must generally be elected by a majority vote of the shares held by shareholders other than controlling shareholders. Subject to and upon the closing of the Oratech Acquisition, Moshe Rozenbaum and William Mark Sigsbee will serve as our external directors.

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

Audit Committee

We have a separately designated standing audit committee. The audit committee currently consists of Mr. Robert Marshall and Dr. John William Poduska. Mr. Marshall serves as the chairman of the audit committee. The audit committee holds a minimum of four meetings per year and meets more frequently as circumstances require. The audit committee met four times during the fiscal year ended December 31, 2025.

Israel Companies Law Requirements

Under the Israel Companies Law, we are required to appoint an audit committee. As discussed above under “Opt-Out of Certain Israel Companies Law Requirements,” in February 2018 we opted out of certain additional Israel Companies Law requirements relating to the audit committee, including certain requirements as to the composition of our audit committee. However, as described above, subject to and upon the closing of the Oratech Acquisition we will be required to comply again with the requirements under the Israel Companies Law regarding the composition of our audit committee, including requirements relating to the inclusion and role of the external directors on such committee. Such requirements provide that the audit committee must be comprised of at least three directors, including all of the external directors (one of whom must serve as chair of the committee). The audit committee may not include the following: the chairman of the board; a controlling shareholder of the company or a relative of a controlling shareholder; a director employed by or providing services on a regular basis to the company, to a controlling shareholder or to an entity controlled by a controlling shareholder; or a director who derives most of his or her income from a controlling shareholder. In addition, a majority of the members of the audit committee must be unaffiliated directors. In general, an unaffiliated director under the Israel Companies Law is defined as either (i) an external director, or (ii) an individual who has not served as a director of the company for a period exceeding nine consecutive years and who meets the qualifications for being appointed as an external director, except that he or she need not meet the requirement for accounting and financial expertise or professional qualification.

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

All members of the audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq corporate governance rules. Our Board has determined that Robert Marshall is an “audit committee financial expert” as defined by the SEC rules and has the requisite financial sophistication as defined by the Nasdaq corporate governance rules.

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

Compensation Committee

We have a separately designated standing compensation committee. The compensation committee currently consists of Ms. Randel E. Richner and Dr. John William Poduska. Dr. Poduska serves as the chairman of the compensation committee. The compensation committee meets as circumstances require and held six meetings during the year ended December 31, 2025.

Israel Companies Law Requirements

Under the Israel Companies Law, the board of directors of a public company must appoint a compensation committee. As discussed above under “Opt-Out of Certain Israel Companies Law Requirements,” in February 2018 we opted out of certain additional Israel Companies Law requirements relating to the compensation committee, including certain requirements as to the composition of our compensation committee. However, as described above, subject to and upon the closing of the Oratech Acquisition we will be required to comply again with the requirements under the Israel Companies Law regarding the composition of our compensation committee, including requirements relating to the inclusion and role of the external directors on such committee. The compensation committee must be comprised of at least three directors, including all of the external directors, one of whom must be the chair of the compensation committee. The external directors must constitute a majority of the members of the compensation committee. The compensation committee may not include the following: the chairman of the board; a controlling shareholder of the company or a relative of a controlling shareholder; a director employed by or providing services on a regular basis to the company, to a controlling shareholder or to an entity controlled by a controlling shareholder; or a director who derives most of his or her income from a controlling shareholder.

The duties of the compensation committee include the recommendation to the company’s board of directors of a compensation policy regarding the terms of engagement of directors and of specified members of senior management. That compensation policy must be adopted by the company’s board of directors, after considering the recommendations of the compensation committee, and must then be approved by the company’s shareholders, which approval requires a Special Majority (as defined below under “—Approval of Related Party Transactions under Israeli Law— Disclosure of Personal Benefits or Other Interests of an Office Holder and Approval of Certain Transactions”). Our Board adopted a compensation policy, which our shareholders approved at the annual general meeting of our shareholders held on September 13, 2024 (the “Compensation Policy”).

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee currently consists of Ms. Randel E. Richner and Mr. Michael Swinford. Ms. Richner serves as the chairman of the nominating and corporate governance committee. The nominating and corporate governance committee meets as circumstances require, with two meetings having taken place during the fiscal year ended December 31, 2025. Our Board has adopted a nominating and corporate governance committee charter that sets forth the responsibilities of the nominating and corporate governance committee, which include:

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

The nominating and corporate governance committee considers proposals from a number of sources, including recommendations for nominees from shareholders submitted upon written notice to the chairman of the nominating and corporate governance committee, c/o Lifeward Ltd., 2 Cabot Rd., Hudson, MA 01749. Other sources include referrals from other directors, members of management and the Company’s advisors. When considering a person to be recommended for nomination as a director, the nomination and governance committee evaluates, whether sourced by a shareholder or otherwise, among other factors, experience, accomplishments, education, skills, personal and professional integrity, diversity of the Board and the candidate’s ability to devote the necessary time for service as a director (including directorships and other positions held at other corporations and organizations). The nominating and governance committee does not use different standards to evaluate nominees depending on whether they are proposed by our directors and management or by our shareholders.

The nominating and corporate governance committee has no specific policy on director diversity. However, the Board reviews diversity of viewpoints, background, experience, accomplishments, education and skills when evaluating nominees. The Board believes that such diversity is important because it provides varied perspectives and promotes active and constructive discussion among directors and between the Board and management, resulting in more effective oversight of management’s formulation and implementation of strategic initiatives. In addition, in the Board’s executive sessions and in annual performance evaluations conducted by the Board and its committees, the Board from time to time considers whether the Board’s composition promotes a constructive and collegial environment. In determining whether an incumbent director should stand for reelection, the nominating and corporate governance committee considers the above factors, as well as that director’s personal and professional integrity, attendance, preparedness, participation and candor and other relevant factors as determined by the Board. Additionally, under Israeli law, if at the time of election of a director, (or, if a board is required to include external directors, an external director), all of the members of the Board are of the same gender, the director (or, if applicable, the external director) to be elected must be of the other gender. The charter of the nominating and corporate governance committee is available at https://ir.golifeward.com/corporate-governance/charters-and-policies. Information contained on, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own more than 10% of our outstanding ordinary shares file with the SEC initial reports of ownership in our ordinary shares and reports of changes in ownership in our ordinary shares. Based solely on a review of reports filed during the fiscal year ended December 31, 2025 and certain of our internal records, we believe that all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners were satisfied on a timely basis, except each of Robert J. Marshall, Randel Richner, Hadar Levy, William John Poduska, Joseph E. Turk and Michael Swinford filed one late Form 4 with respect to the grant of an equity award.

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

Policy on Trading, Pledging and Hedging of Company Stock

Under the terms of our insider trading policy, our executive officers and directors are prohibited from: trading in call or put options involving our securities and other derivative securities; engaging in short sales of our securities; holding our securities in a margin account, all forms of hedging or monetizing our transactions, such as zero-cost collars and forward sale contracts and pledging company securities to secure margin or other loans.

ITEM 11. EXECUTIVE COMPENSATION

 As a smaller reporting company, we have opted to comply with the executive compensation rules otherwise applicable to “smaller reporting companies,” as such term is defined in Rule 12b-2 under the Exchange Act.

This section provides certain compensation-related information for (1) all individuals who served as our CEO during any part of the year ended December 31, 2025, and (2) our two most highly compensated executive officers (other than our CEO) who were serving as executive officers as of December 31, 2025 (together, our “Named Executive Officers”).

Named Executive Officers

Our Named Executive Officers for the year ended December 31, 2025, which consists of our principal executive officer and our three other most highly compensated executive officers, are:

•	Mark Grant, our President and co-CEO from June 2, 2025 until June 30, 2025, and our President and Chief Executive Officer effective July 1, 2025;

•	Larry Jasinski, our former CEO from September 2012 until June 1, 2025, and our former co-CEO from June 2, 2025 until June 30, 2025;

•	Almog Adar, our Chief Financial Officer; and

•	Jeannine Lynch, our Vice President of Market Access and Strategy.

2025 Summary Compensation Table

The following table provides information regarding the total compensation awarded to, earned by, or paid to our Named Executive Officers for services rendered to us in all capacities for the fiscal year ended December 31, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation($)(3)	All Other Compensation ($)	Total ($)
Mark Grant, (4)
President and Chief Executive Officer	2025	253,750	177,625(5)	403,491	—	—	—	834,866
Larry Jasinski, (6)	2025	221,156	—	—	—	—	577,045(7)	798,201
Former Chief Executive Officer	2024	442,312	—	—	—	30,962	—	473,274
Almog Adar,
Chief Financial Officer	2025	277,083	40,000(8)	133,242	—	22,050	—	472,375
	2024	204,913	—	—	—	10,000	68,023	282,936
Jeannine Lynch,
Vice President of Market Access and Strategy	2025	361,637	—	—	35,375	6,329	—	403,341
	2024	359,004	—	—	—	—	—	359,004

(1)
The amounts reported represent the aggregate grant date fair value of stock options awarded to the Named Executive Officers during the fiscal year ended December 31, 2025, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), disregarding estimated forfeitures related to service-based vesting. For a description of the assumptions used in determining these values, see Notes 2m and 9c to our consolidated financial statements included in our 2025 Annual Report. The amounts reported in this column reflect the accounting cost for the stock options and do not correspond to the actual economic value that may be received by the Named Executive Officers upon the exercise of the stock options or any sale of the underlying shares

(2)
Amounts represent the aggregate grant date fair value of such awards computed in accordance with FASB ASC Topic 718. The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company’s Ordinary Shares on the date of grant. This amount does not correspond to the actual value that may be recognized by the Named Executive Officer upon the vesting and subsequent settlement of the restricted share units. For a description of the assumptions used in determining these values, see Notes 2m and 9c to our consolidated financial statements included in our 2025 Annual Report.

(3)
Amounts represent the annual bonuses earned in fiscal year ended December 31, 2025, based on the achievement of certain Company, and, if applicable, individual performance objectives. For more information on these bonuses, see the description of the annual performance bonuses under “2025 Bonuses” below.

(4)	Mr. Grant commenced employment with the Company on June 2, 2025. The amount reported represents his actual base salary earned during 2025. His annualized base salary for 2025 was $435,000.

(5)
The amount represents the amount of the bonus that Mr. Grant is guaranteed to receive for the fiscal year ended December 31, 2025 pursuant to the Grant Employment Agreement. For more information on Mr. Grants bonus, see the descriptions of his bonus under “2025 Bonuses” below.

(6)
Mr. Jasinski’s employment with the Company terminated on June 30, 2025. Following this termination of employment, Mr. Jasinski served as a consultant to the Company from July 1, 2025 through December 31, 2025.

(7)
The amount represents the severance payments Mr. Jasinski received in 2025 pursuant to the Jasinski Separation Agreement, accrued but unused vacation that was paid to Mr. Jasinski upon his termination of employment, and monthly consulting fees Mr. Jasinski received in 2025 pursuant to the Jasinski Consulting Agreement. For more information regarding Mr. Jasinski’s severance payments and consulting fees, see the description of such amounts under “Employment Agreements of Named Executive Officers” below.

(8)
The amount represents the portion of a retention bonus that Mr. Adar was entitled to receive in 2025 pursuant to the Adar Employment Agreement. For more information on Mr. Adar’s retention bonus, see the descriptions of his bonus under “2025 Bonuses” below.

Pursuant to regulations promulgated under the Israel Companies Law, we are required to disclose the total compensation earned during 2025 by our five most highly-compensated office holders (as defined in the Israel Companies Law). Three of such individuals are our Named Executive Officers, as defined above, and their respective total compensation for 2025 is set forth in the Summary Compensation Table. The other two individuals, and their respective total compensation for 2025, is as follows:

Name and Principal Position	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation($)(2)	All Other Compensation ($)	Total ($)
Charles Remsberg,
Chief Sales Officer(3)	118,750	—	—	274,682(4)	393,432
Miri Pariente,
Vice President of Operations,
Regulatory and Quality(5)	206,165	35,375	15,621	100,398(6)	357,559

(1)
Amounts represent the aggregate grant date fair value of such awards computed in accordance with FASB ASC Topic 718. The fair value of restricted share units (“RSUs”) granted is determined based on the price of the Company’s Ordinary Shares on the date of grant. This amount does not correspond to the actual value that may be recognized by the Named Executive Officer upon the vesting and subsequent settlement of the restricted share units. The valuation assumptions used in determining such amounts are described in Notes 2m and 9c to our consolidated financial statements included in our 2025 Annual Report.

(2)
Amounts represent the annual bonuses earned in fiscal year ended December 31, 2025 based on the achievement of certain Company, and, if applicable, individual performance objectives. For more information on these bonuses, see the description of the annual performance bonuses under “2025 Bonuses” below.

(3)	Mr. Remsberg’s employment with the Company terminated on May 15, 2025.
(4)
The amount represents the severance payments Mr. Remsberg received in 2025 pursuant to the Remsberg Separation Agreement, accrued but unused vacation that was paid to Mr. Remsberg upon his termination of employment.

(5)
The amounts set forth for Ms. Pariente in the columns “Salary,” “Non-Equity Incentive Plan,” and “All Other Compensation” represent payments, contributions and/or allocations that were made in New Israel Shekels (“NIS”) and have been translated to U.S. dollars according to the average exchange rate on the applicable period.

(6)
Consists of $61,263 for payments, contributions and/or allocations for social benefits and the aggregate incremental cost to the Company of $39,135 with respect to Ms. Pariente’s personal use of a Company-leased car.

Narrative Disclosure to the 2025 Summary Compensation Table

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

Base Salaries

At the beginning of 2025, our compensation committee reviewed and approved the base salaries of the Named Executive Officers (other than Mr. Grant, who was not employed by the Company at the time) based on an analysis of external market conditions and individual performance against goals. In the case of Mr. Adar, his base salary was approved in the beginning of 2025 and, in connection with his promotion to become our Chief Financial Officer, it was increased on August 1, 2025. The table below sets forth the base salaries for each of the Named Executive Officers for 2025:

Name	2025 Base Salary ($)
Mark Grant	435,000
Larry Jasinski	442,312
Almog Adar(1)	315,000
Jeannine Lynch	361,637

(1)	Mr. Adar’s base salary was increased from $250,000 to $315,000 on August 1, 2025 as a result of his promotion to become our Chief Financial Officer.

2025 Bonuses

All employees who have bonus features in their employment agreements, including our Named Executive Officers, were eligible to participate in a non-equity incentive plan for fiscal year 2025, pursuant to which employees were eligible to earn a bonus with respect to their performance in such year. Each Named Executive Officer’s target was equal to a specified percentage of his or her base salary, and, except in the case of Mr. Grant and Mr. Adar, the actual bonus paid was based on the achievement revenue and net income targets and individual performance metrics. The revenue and net income targets are set forth in the Compensation Policy that has been approved by our shareholders. Not all goals are required to be satisfied for a Named Executive Officer to earn a portion of the bonus.

The percentage of the bonus to be paid may vary depending on the specific target and the level of achievement. In February 2026, the compensation committee completed an evaluation of the Company’s overall performance for 2025 and the Named Executive Officers’ respective contributions in achieving this performance. The compensation committee’s review was based on Company performance against business objectives, as well as personal performance against individual goals established by the compensation committee. The revenue and net income targets for 2025 were not achieved and, therefore, no bonus was paid with respect to those corporate performance goals. However, Mr. Adar and Ms. Lynch partially achieved certain individual performance goals and, based on the compensation committee’s evaluation, following the recommendation of the compensation committee, the Board approved bonuses for Mr. Adar and Ms. Lynch equal to $22,050 and $6,329, respectively.

Notwithstanding the foregoing, Mr. Grant and Mr. Adar received certain guaranteed bonus amounts for the fiscal year ended December 31, 2025. Pursuant to the Grant Employment Agreement, Mr. Grant was guaranteed a bonus under the non-equity incentive plan at the minimum amount of 70% of his 2025 base salary (which will be prorated based on the number of days that Mr. Grant was employed by the Company in the 2025 fiscal year), provided that Mr. Grant is employed by the Company on the date the bonus is paid. While Mr. Grant did not earn a bonus based on Company and/or individual performance, he received a bonus for fiscal year ended December 31, 2025 in the amount of $177,625 pursuant to the Grant Employment Agreement.

Pursuant to the Adar Employment Agreement, for the fiscal year ended December 31, 2025, Mr. Adar was eligible to earn an annual bonus equal to 35% of his 2025 base salary, structured as follows: (a) Mr. Adar was entitled to a retention payment in the total amount of $80,000 (the “Adar Retention Payment”), to be paid in two equal installments, with the first installment being paid on the first payroll date following his appointment as Chief Financial Officer, and the second installment to be paid when the Company pays 2025 bonuses to other executives, subject to Mr. Adar’s continued employment on the date of payment; and (b) Mr. Adar was eligible to earn up to an additional 7% of his base salary (provided that the total annual bonus Mr. Adar is eligible to earn for the fiscal year ended December 31, 2025 will not exceed 35% of his 2025 base salary), prorated for the period commencing on August 1, 2025 through December 31, 2025, based on Mr. Adar’s achievement of individual metrics and milestones as determined by our Board of Directors (the amounts in (a) and (b), the “Adar 2025 Bonus”). Mr. Adar earned 50% of the Adar Retention Payment in 2025, which was paid on August 15, 2025, and the remaining 50% is expected to be paid on March 31, 2026. Because the remaining 50% of the Adar Retention Payment was not earned in fiscal year ended December 31, 2025, such amount is not reflected in the Summary Compensation Table above pursuant to SEC guidance.

Equity Compensation

Our equity grant program is intended to align the interests of our Named Executive Officers with those of our shareholders and to motivate them to make important contributions to our performance. In 2025, stock options and RSU grants were made following shareholder approval of our 2025 Incentive Compensation Plan (the “2025 Plan”).

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

On June 2, 2025, the compensation committee awarded a stock option grant to Mr. Grant, one of our Named Executive Officers, during the period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, Form 10-K or Form 8-K that discloses material nonpublic information, or the Designated Period. In addition, on August 13, 2025, the compensation committee awarded a stock option grant to Mr. Adar, one of our Named Executive Officers, during the Designated Period. As required by Item 402(x) of Regulation S-K under the Exchange Act, we are providing the following information related to the stock option grants awarded to Messrs. Grant and Adar during the Designated Period occurring in the fiscal year ended December 31, 2025. All share and per share amounts presented in this note have been retroactively adjusted to reflect the Company’s 1-for-12 reverse share split effected on February 24, 2026.

Name	Grant Date	Number of securities underlying the award ($/sh)	Exercise price of the award ($/Sh)	Grant date fair value of the award (1)
Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information

William Mark Grant	June 2, 2025	33,333	14.70	403,491	0.41%(2)
Almog Adar	August 13, 2025	18,750	8.60	133,242	(11.6%)(3)

(1)
The grant date fair value of such award was calculated in accordance with FASB ASC Topic 718, disregarding estimated forfeitures related to service-based vesting. For a description of the assumptions used in determining these values, see Notes 2m and 9c to our consolidated financial statements included in our 2025 Annual Report.

(2)
The closing price per share of our common stock on June 2, 2025 (the trading date ending immediately prior to the filing of our Form 8-K on June 3, 2025) was $14.70, and the closing price per share of our common stock on June 4, 2025 (the next trading date beginning immediately following the filing of our Form 8-K on June 3, 2025) was $14.76.

(3)
The closing price per share of our common stock on August 13, 2025 (the trading date ending immediately prior to the filing of our Form 10-Q on August 14, 2025) was $8.60, and the closing price per share of our common stock on August 15, 2025 (the next trading date beginning immediately following the filing of our Form 10-Q on August 14, 2025) was $7.60.

Employment Agreements of Named Executive Officers

Each of Mr. Grant, our current President and CEO, Mr. Adar, our Chief Financial Officer, and Ms. Lynch, our Vice President of Market Access and Strategy, previously entered into an employment agreement with our Subsidiary. These employment agreements set forth their respective terms of employment, which terms are generally applicable to all of our executives, covering matters such as vacation, health and other benefits. The following are descriptions of the material terms of our Named Executive Officers’ employment agreements.

Mark Grant

In connection with Mr. Grant’s appointment as the Company’s President and Chief Executive Officer, the Company and Mr. Grant entered into an employment agreement on May 16, 2025 (the “Grant Employment Agreement”). Pursuant to the Grant Employment Agreement, which is effective as of the Effective Date, Mr. Grant receives (i) an annual base salary of $435,000, subject to periodic adjustments as may be determined from time to time by the compensation committee of the Board and (ii) an annual performance bonus up to 70% of annual base salary, subject to the achievement of objectives as determined by the compensation committee of the Board, which will be pro-rated for the remainder of 2025. Mr. Grant also received an inducement grant of options (the “Option”) to purchase 400,000 of the Company’s Ordinary Shares, in accordance with Nasdaq Listing Rule 5635(c)(4), which vest in four equal annual installments beginning on the first anniversary of the grant date. The terms of the Option are materially consistent with the Company’s form of inducement option award agreements for employees and executive officers.

Upon a termination of Mr. Grant’s employment due to death, disability, termination for “Cause” (as defined in the Grant Employment Agreement) or resignation without “Good Reason” (as defined in the Grant Employment Agreement), Mr. Grant is entitled to receive: (i) any base salary earned through the date of termination and any unpaid expense reimbursements, (ii) any earned but unpaid wages required to be paid by law and (iii) any vested benefits he may have under any employee benefit plan through the termination date (collectively, the “Accrued Benefits”).

Upon a termination of Mr. Grant’s employment without “Cause” by the Company or resignation for “Good Reason” by Mr. Grant, in addition to the Accrued Benefits, and subject to Mr. Grant’s execution of the Separation Agreement (as defined in the Employment Agreement), Mr. Grant is entitled to receive: (i) continuation of his base salary for six (6) months (the “Grant Severance Pay”), (ii) payment of his target bonus for the then-current year paid in six (6) substantially equal installments over a six-month period and in accordance with the Company’s standard payroll practices, (iii) reimbursement of monthly health insurance premium equal to the monthly employer contribution that the Company would have made if he had remained employed by the Company until the earliest of (a) the end of the period over which the Company pays the Grant Severance Pay, (b) the date on which Mr. Grant becomes eligible to receive group medical plan benefits from another employer, or (c) the date on which Mr. Grant is no longer eligible to receive such coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”). In addition, if such termination without “Cause” or resignation for “Good Reason” occurs within ninety (90) days prior to a Change of Control (as defined in the Grant Employment Agreement) or twelve (12) months immediately following a Change of Control, then in addition to the Accrued Benefits, and subject to Mr. Grant’s execution of the Separation Agreement, Mr. Grant is entitled to receive: (i) continuation of base salary for twelve (12) months (the “Grant Change of Control Severance Pay”), (ii) lump-sum payment in an amount equal to his target bonus for the then-current year and (iii) reimbursement of monthly health insurance premium equal to the monthly employer contribution that the Company would have made if he had remained employed by the Company until the earliest of (a) the end of the period over which the Company pays the Grant Change of Control Severance Pay, (b) the date on which Mr. Grant becomes eligible to receive group medical plan benefits from another employer, or (c) the date on which Mr. Grant is no longer eligible to receive such coverage under COBRA.

The Grant Employment Agreement is governed by the laws of the State of North Carolina and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for a period of 12 months following termination of employment) and confidentiality, trade secrets and inventions clauses.

Larry Jasinski

On January 17, 2011, we entered into an employment agreement with Mr. Jasinski, pursuant to which he served as the CEO of the Company beginning on February 12, 2012 (as amended from time to time, the “Jasinski Employment Agreement”). Mr. Jasinski served as co-CEO from June 2, 2025 until June 30, 2025, and thereafter ceased to serve as an officer of the Company.

The Jasinski Employment Agreement provided for an annual base salary, subject to annual increases in the discretion of, the Company, and an annual performance bonus. In accordance with previous shareholder approvals, and effective as of January 1, 2025, the annual base salary was $442,312. The annual performance bonus was originally set at up to 35% of annual base salary. In 2020, this was increased to an annual performance bonus of up to 70% of annual base salary for achieving 100% of targets (with adjustment upward or downward for performance exceeding or failing to meet such objectives, respectively).

In the event that Mr. Jasinski’s employment was terminated by the Company without “Cause” (as defined in the Jasinski Employment Agreement ), or if Mr. Jasinski terminated his employment for “Good Reason” (as defined in the Jasinski Employment Agreement), he would be entitled to certain severance payments and benefits, including: (i) a lump sum payment equal to 90 days of his base salary, (ii) an annual performance bonus (calculated based on the assumption that to the extent performance objectives were achieved in the six-month period preceding his termination, they will also be achieved in the six months following termination), (iii) reimbursement for any COBRA or other medical, dental and vision premiums for six months following his termination and (iv) continued participation in any employee and executive benefit programs in effect as of his termination and reimbursement for the premium or other fees associated with continuation in any insurance program available to the Company’s employees as a non-employee or in a comparable program if participation as a non-employee would be barred. The Jasinski Employment Agreement further provided that if Mr. Jasinski’s employment was terminated without Cause or by Mr. Jasinski for Good Reason, any unvested portion of the options promised in the Jasinski Employment Agreement, which would have vested during the six months following such termination had Mr. Jasinski remained employed by the Company, would automatically vest. If Mr. Jasinski terminated his employment without Good Reason, he would be entitled to receive a pro-rated amount of his annual performance bonus as determined in good faith by the Board. Mr. Jasinski was not be entitled to any severance if he was terminated by the Company for Cause.

The Jasinski Employment Agreement was amended in 2020 to provide that if a “Change of Control” (as defined in the Jasinski Employment Agreement) occurred, and within one year following such Change of Control Mr. Jasinski was terminated without Cause or he resigned for Good Reason, Mr. Jasinski would be entitled to severance of 18 months’ salary as well as an annual bonus for the year in which the termination occurs (assuming achievement of 100% of milestones and targets set by the Board of Directors).

The Jasinski Employment Agreement was governed by the laws of the State of Delaware and contained non-solicitation and non-competition covenants (each of which remained in effect during the term of employment and for 12 months following termination of employment) and trade secrets and inventions clauses.

On June 30, 2025, we entered into a separation agreement with Mr. Jasinski, which included a release of claims in favor of the Company, pursuant to which he was entitled to receive: (i) the gross amount of $221,156.04, which was paid in 12 substantially equal installments, (ii) his annual bonus for the fiscal year ended December 31, 2025, which was paid in a lump sum in an amount based on the actual achievement of objectives during the 6-month period preceding the termination date and assumed 100% achievement of objectives during the 6-month period following the termination date, (iii) a monthly payment equal to the full monthly COBRA premium to continue health coverage for Mr. Jasinski and his eligible dependents until the earliest of (a) the 6-month anniversary of the date of termination, and (b) the cessation of Mr. Jasinski’s health continuation rights under COBRA.

In addition, on June 30, 2025, we entered into a consulting agreement with Mr. Jasinski for a period of six months from July 1, 2025 through December 31 2025 (the “Consulting Period”), pursuant to which we agreed to pay Mr. Jasinski $18,429.67 per month for each month Mr. Jasinski performed consulting services pursuant to such agreement. Any of Mr. Jasinski’s outstanding and unvested RSUs as of Mr. Jasinski’s termination of employment continued to vest during the Consulting Period.

Almog Adar

 In connection with Mr. Adar’s appointment as the Company’s Chief Financial Officer, the Company and Mr. Adar entered into a first amendment to Mr. Adar’s then-existing employment agreement with the Company, effective as of August 1, 2025 (the “Adar Employment Agreement”). Pursuant to the Adar Employment Agreement, Mr. Adar is entitled to receive (i) an annual base salary of $315,000, subject to periodic adjustments as may be determined from time to time by the compensation committee of the Board and (ii) an annual performance bonus of up to 35% of his annual base salary, subject to the achievement of objectives as determined by the compensation committee of the Board. For the fiscal year ended December 31, 2025, Mr. Adar’s annual performance bonus will be structured in the form of the Adar 2025 Bonus described under “2025 Bonuses” above. The Adar Employment Agreement also provided Mr. Adar with the right to receive an option to purchase 225,000 of the Company’s Ordinary Shares, which vests in four equal annual installments beginning on the first anniversary of the grant date, subject to Mr. Adar’s continued service with the Company and subject to the terms of the 2025 Plan.

Upon a termination of Mr. Adar’s employment without “Cause” by the Company or resignation for “Good Reason” by Mr. Adar, and subject to Mr. Adar’s execution of a release agreement in the form acceptable to the Company, Mr. Adar is entitled to receive: (i) continuation of his base salary for six (6) months (the “Adar Severance Pay”), (ii) payment of his target bonus for the then-current year paid in six (6) substantially equal installments over a six-month period and in accordance with the Company’s standard payroll practices, (iii) reimbursement of monthly health insurance premium equal to the monthly employer contribution that the Company would have made if he had remained employed by the Company until the earliest of (a) the end of the period over which the Company pays the Adar Severance Pay, (b) the date on which Mr. Adar becomes eligible to receive group medical plan benefits from another employer, or (c) the date on which Mr. Adar is no longer eligible to receive such coverage under COBRA. In addition, if such termination without “Cause” or resignation for “Good Reason” occurs within ninety (90) days prior to a Change of Control (as defined in the Adar Employment Agreement) or twelve (12) months immediately following a Change of Control, and subject to Mr. Adar’s execution of the Separation Agreement, Mr. Adar is entitled to receive: (i) salary continuation at the Base Salary (as defined in the Adar Employment Agreement) rate for twelve (12) months (the “Adar Change of Control Severance Pay”), (ii) lump-sum payment in an amount equal to his target bonus for the then-current year, (iii) reimbursement of monthly health insurance premium equal to the monthly employer contribution that the Company would have made if he had remained employed by the Company until the earliest of (a) the end of the period over which the Company pays the Adar Change of Control Severance Pay, (b) the date on which Mr. Adar becomes eligible to receive group medical plan benefits from another employer, or (c) the date on which Mr. Adar is no longer eligible to receive such coverage under COBRA, and (iv) accelerated vesting of all unvested restricted share units and options, which will vest and become immediately exercisable upon the effective date of the termination of Mr. Adar’s employment.

The Adar Employment Agreement is governed by the laws of the Commonwealth of Massachusetts and contains non-solicitation and non-competition covenants (each of which remains in effect during the term of employment and for a period of 12 months following termination of employment) and confidentiality, trade secrets and inventions clauses.

Jeannine Lynch

On July 22, 2021, we entered into an employment agreement with Jeannine Lynch to serve as Vice President of Market Access and Strategy of the Company, effective August 31, 2021 (the “Lynch Employment Agreement”). Pursuant to the terms of the Lynch Employment Agreement, Ms. Lynch is entitled to (i) an annual base salary of $320,000, which was increased to $361,637 effective April 1, 2025, subject to increases as may be determined from time to time by the compensation committee of the Board and (ii) an annual performance bonus up to 35% of annual base salary, subject to the achievement of objectives as determined by the compensation committee of the Board. The Lynch Employment Agreement may be terminated by the Company upon prior written notice.

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

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards as of December 31, 2025, for each Named Executive Officer. This information reflects the number of ordinary shares of the Company after the 1-for-12 reverse share split of the ordinary shares effected by the Company on February 24, 2026.

		Option Awards				Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested(2) ($)
Mark Grant	6/2/2025(3)	—	33,333	14.70	6/2/2035
Larry Jasinski	6/27/2017(4)	59	—	4,410.00	3/31/2026
	5/3/2018(5)	104	—	2,257.50	3/31/2026
	3/27/2019(6)	147	—	450.66	3/31/2026
Almog Adar	8/2/2022(7)					297	2,055
	6/30/2023(8)					744	5,148
	8/13/2025(9)	—	18,750	8.60	8/13/2035
Jeannine Lynch	8/2/2022(10)					409	2,830
	6/30/2023(11)					818	5,661
	11/11/2025(12)					4,166	28,829

(1)	Awards granted prior to 2025 were granted under the Company’s 2014 Equity Incentive Plan, as amended from time to time, and awards granted in 2025 were granted under the 2025 Plan.
(2)
The amount listed in this column represents the product of $6.92, which was the closing market price of the Company’s Ordinary Shares as of December 31, 2025, multiplied by the number of shares subject to the award.

(3)	Option awards vest with respect to 1/4th of the original number of Ordinary Shares subject thereto on each annual anniversary of June 2, commencing on June 2, 2026 and ending on June 2, 2029.
(4)	This award is fully vested.
(5)	This award is fully vested.
(6)	This award is fully vested.
(7)	1/4th of the RSU award vests on an annual basis commencing on August 2, 2023, and ending on August 2, 2026.
(8)	1/4th of the RSU award vests on an annual basis commencing on June 30, 2025, and ending on June 30, 2027.
(9)	Option awards vest with respect to 1/4th of the original number of Ordinary Shares subject thereto on each annual anniversary of August 13, commencing on August 13, 2026 and ending on August 13, 2029.
(10)	1/4th of the RSU award vests on an annual basis commencing on August 2, 2023, and ending on August 2, 2026.
(11)	1/4th of the RSU award vests on an annual basis commencing on June 30, 2025, and ending on June 30, 2027.
(12)	1/4th of the RSU award vests on an annual basis commencing on December 11, 2026, and ending on December 11, 2029.

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

Director Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our Board during the year ended December 31, 2025, other than Mr. Mark Grant, our CEO, and Larry Jasinski, our former CEO, who did not receive additional compensation for his services as director and whose compensation is set forth in the Summary Compensation Table found elsewhere in this annual report.

Name	Fees Earned in Cash ($)	Share Awards ($)(1)	Total ($)
Dr. John William Poduska	61,351(2)	25,000	86,351
Randel Richner	61,478(3)	25,000	86,478
Joseph Turk	85,786(4)	12,500(5)	98,286
Hadar Levy	49,277(6)	25,000	74,277
Michael Swinford	52,527(7)	25,000	77,527
Robert Marshall	58,551(8)	25,000	83,551

(1)
Amounts represent the aggregate grant date fair value of an award of 35,899 RSUs issued under the Amended and Restated 2025 Incentive Compensation Plan (the “2025 Plan”) as an annual award to the applicable directors, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The fair value of RSUs granted is determined based on the price of the Company’s Ordinary Shares on the date of grant. All RSUs become vested and exercisable in four equal quarterly installments starting three months following the grant date. The valuation assumptions used in determining such amounts are described in Notes 2k and 8c to our consolidated financial statements included in our Annual Report, filed on March 7, 2025.

(2)
Represents $24,658 earned by Dr. Poduska as an annual retainer for serving as a non-employee director on the Board of Directors, a cash payment of $12,500 received in lieu of equity compensation (as discussed below), $15,279 for attending meetings of the Board of Directors, $2,836 for serving as a member of the audit committee, $6,078 for serving as the chairman of the compensation committee.

(3)
Represents $24,658 earned by Ms. Richner as an annual retainer for serving as a non-employee director on the Board of Directors, a cash payment of $12,500 received in lieu of equity compensation, $18,893 for attending meetings of the Board of Directors, $5,427 for serving as a member of the compensation committee.

(4)
Represents $37,513 earned by Mr. Turk as an annual retainer for serving as our Chairman of the Board of Directors, a cash payment of $12,500 earned in lieu of equity compensation, $28,044 for attending meetings of the Board of Directors and $7,729 for serving as a member of the compensation committee. Mr. Turk elected to step down from the Board of Directors effective as of December 31, 2025.

(5)
At our annual meeting for fiscal year ended December 31, 2024, our stockholders approved the right for the Chairman of the Board of Directors to receive an Annual RSU Grant (or a cash fee in lieu of an equity grant) having a value equal to $100,000 on the date of grant. Due to an insufficient number of shares under our 2025, Mr. Turk elected to forgo a portion of his Annual RSU Grant equal to $50,000 and, instead, in lieu of such equity compensation, receive such amount in cash in 4 substantially equal quarterly installments, subject to Mr. Turk’s continued service as a member of the Board of Directors. Mr. Turk earned $12,500 of this $50,000 cash amount before electing to step down from the Board of Directors effective December 31, 2025.

(6)
Represents $24,658 earned by Mr. Levy as an annual retainer for serving as a non-employee director on the Board of Directors, a cash payment of $12,500 received in lieu of equity compensation, $9,788 for attending meetings of the Board of Directors and $2,331 for serving as a member of the audit committee. Mr. Levy elected to step down from the Board of Directors effective as of February 24, 2026.

(7)
Represents $24,658 earned by Mr. Swinford as a portion of the annual retainer for serving as a non-employee director on the Board of Directors, a cash payment of $12,500 received in lieu of equity compensation, $15,369 for attending meetings of the Board of Directors.

(8)
Represents $24,658 earned by Mr. Marshall as a portion of the annual retainer for serving as a non-employee director on the Board of Directors, a cash payment of $12,500 received in lieu of equity compensation, $17,229 for attending meetings of the Board of Directors and $4,164 for serving as a member of the audit committee. Mr. Marshall was appointed Chairman of the Board of Directors effective January 1, 2026.

The aggregate number of Ordinary Shares subject to outstanding options and RSU awards for each of our non-employee directors as of December 31, 2025, is shown below. Information regarding Mr. Grant’s and Mr. Jasinski’s outstanding equity awards as of December 31, 2025, is set forth in the Outstanding Equity Awards Table found elsewhere in this annual report. This information reflects the number of ordinary shares of the Company after the 1-for-12 reverse share split of the ordinary shares effected by the Company on February 24, 2026.

Name	Number of Shares
Dr. John William Poduska	2,243
Randel Richner	2,243
Joseph Turk (1)	—
Hadar Levy(2)	2,243
Michael Swinford	2,243
Robert Marshall	2,243

(1) Mr. Turk elected to step down from the Board of Directors effective December 31, 2025.Mr. Levy elected to step down from the Board of Directors effective February 24, 2026.

Cash compensation for our independent, non-employee directors’ services is governed by previous decisions of our compensation committee, Board of Directors and shareholders, and is subject to terms and conditions of our Compensation Policy. Additionally, each independent, non-employee director currently receives upon his or her appointment a restricted share unit award (the “Initial RSU Award”), with such Initial RSU Award having a value equal to $50,000 on the date of grant (in each case, as determined based on the closing price of our Ordinary Shares on the date of grant).  Each independent, non-employee director is also entitled to receive an annual grant of RSUs, with such Annual RSU Award having a value equal to $50,000 on the date of grant, except in the case of the Chairman of the Board of Directors, who is eligible to receive an annual grant of RSUs having a value equal to $100,000 on the date of the grant (each annual RSU grant, the “Annual RSU Award”). The Initial RSU Award and Annual RSU Award each vest ratably in four equal quarterly instalments starting three months from the date of grant (subject to the non-employee director’s continued service with the Company through each applicable vesting date), with the vesting of such awards to be accelerated upon certain change of control events in accordance with the Compensation Policy. At our 2020 annual general meeting, our shareholders approved an amendment to our then-current Compensation Policy whereby (x) all or a portion of our non-directors’ cash compensation may be paid in equity, at the discretion of our compensation committee, in order to preserve the Company’s cash, and (y) equity compensation of directors will be payable in the first instance in RSUs but such compensation may also be payable, at the discretion of our compensation committee, in cash, based on a formula to be determined and with such payment provisions as shall result in the equivalent effect of vesting of RSUs, in order to preserve the equity available for incentives.

In addition, each director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees. Directors are also indemnified and insured by us for actions associated with being a director to the extent permitted under Israeli law. Further, none of our non-employee directors receive any benefits upon termination of their directorship positions. The compensation committee reviews director compensation annually and makes recommendations to the Board of Directors with respect to compensation and benefits provided to the members of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 9, 2026, there were 1,528,207 ordinary shares outstanding, excluding ordinary shares issuable in connection with the exercise of outstanding warrants or outstanding options or upon the vesting of restricted stock units (“RSUs”). The voting rights of all shareholders are the same. This information reflects the number of ordinary shares of the Company after the 1-for-12 reverse share split of the ordinary shares effected by the Company on February 24, 2026.

The following table sets forth certain information as of March 9, 2025, concerning the number of ordinary shares beneficially owned, directly or indirectly, by:

(1)    each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding ordinary shares;

(2)    each of our directors and director nominees;

(3)    each of our Named Executive Officers (as defined under “Summary Compensation Table” above); and

(4)    all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based on voting and investment power with respect to such shares. Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 9, 2026 and shares subject to RSUs that were vested as of or will vest within 60 days of March 9, 2026 are deemed to be outstanding and to be beneficially owned by the person holding such options, RSUs or warrants for the purpose of computing the percentage ownership of such person. However, such shares are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

Under the terms of certain outstanding warrants, a holder may not exercise the warrants to the extent that such shareholder, together with its affiliates, would beneficially own, after such exercise, more than 4.99% or 9.99% of the ordinary shares then outstanding, as applicable (subject to the right of the shareholder with a 4.99% ownership limitation to increase or decrease such beneficial ownership limitation upon notice to us, provided that such limitation cannot exceed 9.99%), and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered. Consistent with beneficial ownership reporting principles under Section 13(d) of the Exchange Act, the below table only shows ordinary shares underlying warrants that are deemed to be beneficially owned, assuming compliance with these ownership limitations.

All information with respect to the beneficial ownership of any principal shareholder has been furnished by such shareholder or is based on our filings with the SEC and, unless otherwise indicated below, we believe that persons named in the table have sole voting and sole investment power with respect to all the ordinary shares shown as beneficially owned, subject to community property laws, where applicable. The ordinary shares beneficially owned by our directors and officers may include shares owned by their respective family members, as to which such directors and officers disclaim beneficial ownership. Unless otherwise noted below, each shareholder’s address is c/o Lifeward Ltd., 2 Cabot Rd., Hudson, MA 01749.

Name	Number of Shares	Percentage
Greater than 5% Beneficial Owners:	-	-

Named Executive Officers, Directors and Director Nominees:
Mark Grant(1)	-	-
Randel Richner(2)	3,292	*
Dr. John William Poduska(3)	3,166	*
Michael Swinford(4)	6,914	*
Robert Marshall(5)	1,494	*
Jeannine Lynch(6)	2,311	*
Almog Adar(7)	2,083	*
Lawrence Jasinski(8)	310	*
All directors and executive officers as a group (eight persons) (9)	19,570	1.3%

*	Ownership of less than 1%.

(1)
Mr. Grant commenced serving as our President and co-Chief Executive Officer and as a member of our Board of Directors effective June 2, 2025 and as President and sole Chief Executive Officer effective July 1, 2025.

(2)	Consists of 3,292 Ordinary Shares, including 747 ordinary shares underlying RSUs vesting within 60 days.
(3)	Consists of 3,164 Ordinary Shares, including 747 shares underlying RSUs vesting within 60 days, and 2 exercisable options to purchase ordinary shares.
(4)	Consists of 6,914 Ordinary Shares, including 747 ordinary shares underlying RSUs vesting within 60 days.
(5)	Consists of 1,494 Ordinary Shares, including 747 ordinary shares underlying RSUs vesting within 60 days.
(6)	Consists of 2,311 Ordinary Shares.
(7)	Consists of 2,083 Ordinary Shares.
(8)	Consists of 310 exercisable options to purchase ordinary shares.
(9)
Consists of (i)16,270 ordinary shares directly or beneficially owned by our executive officers and our directors other than Mr. Grant; (ii) 312 ordinary shares constituting the cumulative aggregate number of options granted to the director; and (iii) 2,988 shares underlying RSUs vesting within 60 days.

  Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to the ordinary shares that may be issued under our existing equity compensation plans. The information below reflects a number of ordinary shares of the Company after the 1-for-12 reverse share split of the ordinary shares effected by the Company on February 24, 2026.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	92,549(1)	$46.47(2)	39,851(3)
Equity compensation plans not approved by security holders (2)	33,333(4)	$14.70	—
Total	125,882	$26.28	39,851

(1)	Includes our 2014 Incentive Compensation Plan (the “2014 Plan”) and our 2025 Plan.
(2)
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options to purchase ordinary shares. It does not reflect the ordinary shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.

(3)
As of December 31, 2025, a total of 39,851 ordinary shares were available for issuance under our 2025 Plan. Our 2025 Plan does not include an “evergreen” provision. The shares underlying awards under the 2025 Plan (or awards under the 2014 Plan) that are forfeited (including any shares subject to an award (or any such other award) that are repurchased by the Company due to failure to meet any applicable condition), cancelled, terminated or expire unexercised shall be available for issuance pursuant to future awards under the 2022 Plan. The Company no longer makes grants under the 2014 Plan.

(4)
Represents an inducement grant of 33,333 options to purchase ordinary shares made to Mark Grant (the “Grant Inducement Award”) as an inducement grant which were granted outside of our 2014 Plan but are subject to the terms and conditions applicable to options granted under our 2014 Plan. The Grant Inducement Award vests in four equal annual installments commencing on the date of grant, provided, that, in the event Mr. grant’s employment with us is terminated by us without “cause” or by the applicable executive for “good reason” within 90 days prior to a “change of control” or one year following a change of control (each, as defined in the applicable executive’s employment agreement with us), the Grant Inducement Award will fully vest upon the later of the date of the termination or the date of the change in control, subject to the applicable executive’s execution of a release of claims.

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

We describe below transactions and series of similar transactions which are currently proposed or to which we have been or were a party since January 1, 2024, in which (a) the amount involved exceeds or exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and (b) any of our directors, executive officers, beneficial owners of more than 5% of our ordinary shares, or any affiliates or members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. Although we do not have a formal written policy as to the approval of related party transactions, all related party transactions for which disclosure would be required under Item 404 of Regulation S-K are approved based on procedures under Israeli law, as is duly memorialized in the minutes of the meetings of the Board and audit committee, as applicable.

Transactions with Current and/or Former 5% Beneficial Owners

Since January 1, 2024, we entered into the following transactions with other shareholders who are currently 5% beneficial owners or who we believe beneficially owned at the time of such transactions or became as a result of such transactions more than 5% of our ordinary shares, based on a review of Schedule 13G filings made and Company records during such period.

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

An extraordinary transaction in which an office holder has a personal benefit or other interest requires approval first by the company’s audit committee and subsequently by the board of directors. The compensation of, or an undertaking to indemnify or insure, an office holder who is not a director requires approval first by the company’s compensation committee, then by the company’s board of directors and, if such compensation arrangement or an undertaking to indemnify or insure is inconsistent with the Company’s compensation policy or if the office holder is the Chief Executive Officer (apart from a number of specific exceptions), then such arrangement is subject to shareholder approval by a simple majority, which must also include at least a majority of the shares voted by all shareholders who are neither controlling shareholders nor have a personal benefit or other interest in such compensation arrangement (alternatively, in addition to a simple majority, the total number of shares voted against the compensation arrangement by non-controlling shareholders and shareholders who do not have a personal benefit or other interest in the arrangement may not exceed 2% of our outstanding shares). We refer to this as the “Special Majority”. Arrangements regarding the compensation, indemnification or insurance of a director require the approval of the compensation committee, board of directors and shareholders by a simple majority, in that order, and under certain circumstances, a Special Majority.

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

	2024	2025
	($ in thousands)
Audit Fees(1)	$250	$280
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$30	$58
All Other Fees(4)	$4	$4
Total:	$284	$342

(1)
“Audit fees” include fees for services performed by our independent public accounting firm in connection with our annual audit for 2024 and 2025, fees related to the review of quarterly financial statements, fees related to the pro forma financial information and fees for consultation concerning financial accounting and reporting standards.

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

All engagements by us of the auditors for 2024 and 2025 were pre-approved by the audit committee.

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

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of August 8, 2023, by and among Lifeward, Inc., Atlas Merger Sub, Inc., AlterG Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2023). +

2.2
Share Purchase Agreement, dated January 12, 2026 among Lifeward, Ltd., Oramed Pharmaceuticals, Inc. and Oratech Pharma, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).

3.1	Eighth Amended and Restated Articles of Association of the Company.
4.1	Specimen share certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on August 20, 2014).
4.2	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
4.3	Form of purchaser warrant from July 2020 registered direct offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 6, 2020).
4.4	Form of purchaser warrant from December 2020 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).
4.5	Form of placement agent warrant from December 2020 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020).
4.6	Form of purchaser warrant from February 2021 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021).
4.7	Form of placement agent warrant from February 2021 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021).
4.8	Form of ordinary warrant from September 2021 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2021).
4.9	Form of placement agent warrant from September 2021 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2021).
4.10	Form of pre-funded warrant from September 2021 private placement (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2021).
4.11
Form of purchaser warrant from January 2025 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on January 8, 2025).

4.12
Form of placement agent warrant from January 2025 registered direct offering and concurrent private placement of warrants (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on January 8, 2025).

4.13	Form of Ordinary Warrant from June 2025 public offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).
4.14	Form of Placement Agent Warrant from June 2025 public offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).
4.15	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
4.16	Form of Transaction Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
4.17	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
4.18	Form of Common Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
10.1
License Agreement, dated May 16, 2016, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2021).*

10.2
Form of indemnification agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form F-1/A (File No. 333-197344), filed with the SEC on August 20, 2014).**

10.3
2014 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 (File No. 333-239258), filed with the SEC on June 18, 2020).**

10.4
Executive Employment Agreement, dated as of January 17, 2011, between the Company and Larry Jasinski (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.5
Amendment No. 1 to the Executive Employment Agreement, dated as of September 23, 2020, by and between the Company and Larry Jasinski (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).**

10.6	Separation Agreement and Release, dated as of June 30, 2025, between the Company and Larry Jasinski. **
10.7	Amendment No. 1 to the Separation Agreement and Release, dated as of August 14, 2025, by and between the Company and Larry Jasinski. **
10.8
2014 Incentive Compensation Plan Form of Option Award Agreement for employees and executives (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.9
2014 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement for non-Israeli employees, and executives (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.10
2014 Incentive Compensation Plan Form of Restricted Share Unit Award Agreement for Israeli non-employee directors, employees and executives (incorporated by reference to Exhibit 10.20.1 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).**

10.11
2014 Incentive Compensation Plan Prior Form of Restricted Share Unit Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended on May 6, 2016).**

10.12
2014 Incentive Compensation Plan New Form of Restricted Share Unit Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1 (File No. 333-227852), filed with the SEC on October 15, 2018).**

10.13
2014 Incentive Compensation Plan Prior Form of Option Award Agreement for Israeli non-employee directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2017, as amended on April 27, 2017).**

10.14
2014 Incentive Compensation Plan Prior Form of Option Award Agreement for non-Israeli non-employee directors (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2017, as amended on April 27, 2017).**

10.15
Form of Nonqualified Stock Option Award Agreement (Inducement Award) for non-Israeli employees and executives (incorporated by reference by Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).

10.16	Lifeward Ltd. 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2025).
10.17
Form of Incentive Stock Option Award Agreement for non-Israeli employees, executives and non-employee directors under the 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 25, 2025).

10.18
Form of Non-Qualified Stock Option Award Agreement for non-Israeli employees, executives and non-employee directors under the 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 25, 2025).

10.19
Form of Option Award Agreement for Israeli employees, executives and non-employee directors under the 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 25, 2025).

10.20
Form of Restricted Share Unit Award Agreement for non-Israeli employees, executives and non-employee directors under the 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 25, 2025).

10.21
Form of Restricted Share Unit Award Agreement for Israeli employees, executives and non-employee directors under the 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 25, 2025).

10.22
Amendment No. 1 to the Exclusive License Agreement and Amendment No. 2 to the Research Collaboration Agreement, dated April 1, 2018, between the Company and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018).*

10.23
Employment Agreement, dated July 9, 2021, by and between the Company and Jeannine Lynch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).**

10.24
Consulting Agreement, dated as of January 1, 2023), by and between the Company and Richner Consultants LLC (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 9, 2023).**

10.25
Lifeward Ltd. Compensation Policy for Executive Officers and Non-Executive Directors (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 9, 2023).**

10.26
Form of Restricted Share Unit Award (Inducement Award) for non-Israeli employees and executives (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023).**

10.27
Employment and Relocation Agreement, dated as of July 17, 2024, by and between the Company and Almog Adar (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024). **

10.28
Employment Agreement, dated May 16, 2025, by and between Lifeward, Inc. and William Mark Grant (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-288172) filed with the SEC on June 20, 2025). **

10.29
First Amendment to Employment Agreement, dated August 1, 2025, by and between Lifeward, Inc. and Almog Adar. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025). **

10.30
Manufacturing Services Agreement, dated as of October 3, 2024, by and between the Company and Cirtronics Corporation. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).*

10.31	Secured Promissory Note, dated as of November 14, 2025, by and between the Company and Oramed Ltd.
10.32	Secured Promissory Note, dated as of February 12, 2026, by and between the Company and Oramed Ltd.
10.33	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
10.34
Securities Purchase Agreement, dated January 12, 2026, by and among the Company and the investors thereto and Oramed Pharmaceuticals, Inc., as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).

19.1	Insider Trading Policy. (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).
21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024).
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst &Young Global, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.***
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.***
32.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.***
32.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.***
97.1	Compensation Recovery Policy (incorporated by reference to Annex A to the Lifeward Ltd. Compensation Policy for Executive Officers and Non-Executive Directors filed herewith as Exhibit 10.18).

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
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

Lifeward Ltd.

By:	/s/ Mark Grant
Name: Mark Grant
Title: Chief Executive Officer

Date: March 18, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of Lifeward Ltd. do hereby constitute and appoint Mark Grant and Almog Adar the lawful attorney and agent with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determines may be necessary or advisable or required to enable Lifeward Ltd. to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Grant	Director, President and Chief Executive Officer	March 18, 2026
Mark Grant	(Principal Executive Officer)

/s/ Almog Adar	Chief Financial Officer	March 18, 2026
Almog Adar	(Principal Financial and Accounting Officer)

/s/ Robert Marshall	Chairman of the Board	March 18, 2026
Robert Marshall

/s/ Dr. John William Poduska	Director	March 18, 2026
Dr. John William Poduska

/s/ Randel Richner	Director	March 18, 2026
Randel Richner

/s/ Michael Swinford	Director	March 18, 2026
Michael Swinford

PART IV

LIFEWARD LTD

CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer Menachem Begin 144, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-2-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

LIFEWARD LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lifeward Ltd. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes is shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

Description of the Matter
As described in Note 2 of the consolidated financial statements, the Company recognizes revenues from the sale of its products at a point in time based on the consideration to which the company is entitled to in exchange for sales of its products.

The Company estimates the amount of variable consideration that is included in the transaction price mainly by estimating claims reimbursement by the Centers for Medicare & Medicaid Services (CMS), which is based primarily on actual historical collection experience from CMS.

Auditing the Company’s measurement of variable consideration involved challenging judgment because the calculation includes uncertainty and subjective management assumptions that were required to evaluate the transaction price adjustments.

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

Goodwill Impairment

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, goodwill is tested by the Company’s management for impairment at the reporting unit level at least annually, unless there are indications of impairment at other points throughout the year. During the year ended December 31, 2025, the Company recorded goodwill impairment charges of $2.8 million as it was determined that the fair value of its reporting unit was less than its carrying value.
As of December 31, 2025, the goodwill balance was $4.7 million.

We identified the valuation of goodwill for the Company’s reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s judgments and estimates related to the estimated control premium.

How We Addressed the Matter in Our Audit
To test the fair value of the reporting unit, our audit procedures included, among other, testing the completeness and accuracy of underlying data used in the estimate of the control premium; and evaluating the significant assumptions used by management in developing the control premium estimate. With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s control premium by comparing it to data from publicly available premium studies for public company transactions.

/S/ KOST FORER GABBAY & KASIERER
A Member of EY Global

We have served as the Company’s auditor since 2014.

Tel-Aviv, Israel
March 18, 2026

LIFEWARD LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,169	$6,746
Restricted cash	240	197
Trade receivables, net of credit losses of $192 and $160, respectively	6,138	6,004
Prepaid expenses and other current assets	1,528	1,624
Inventories	5,732	6,723
Total current assets	15,807	21,294

LONG-TERM ASSETS

Restricted cash and other long-term assets	209	240
Operating lease right-of-use assets	1,544	548
Property and equipment, net	585	867
Goodwill	4,755	7,538
Total long-term assets	7,093	9,193

Total assets	$22,900	$30,487

The accompanying notes are an integral part of these consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	December 31,
	2025	2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,590	$5,022
Employees and payroll accruals	1,442	1,332
Deferred revenue	920	1,248
Convertible promissory notes	2,803	-
Current maturities of operating leases liability	425	858
Earnout liability	-	608
Other current liabilities	859	1,157
Total current liabilities	12,039	10,225

LONG-TERM LIABILITIES

Deferred revenues	1,233	1,324
Non-current operating leases liability	1,159	22
Other long-term liabilities	61	67
Total long-term liabilities	2,453	1,413

Total liabilities	14,492	11,638

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Ordinary share of NIS 1.75 par value-Authorized: 75,000,000 shares at December 31, 2025 and 25,000,000 shares at December 31, 2024; Issued: 1,572,319 and 781,854 shares at December 31, 2025 and December 31, 2024, respectively; Outstanding: 1,524,431 and 733,966 shares as of December 31, 2025 and December 31, 2024 respectively (1)	9,418	4,590
Additional paid-in capital	286,932	282,287
Treasury Shares at cost, 47,888 ordinary shares at December 31, 2025 and December 31, 2024 (1)	(3,203)	(3,203)
Accumulated deficit	(284,739)	(264,825)

Total shareholders’ equity	8,408	18,849

Total liabilities and shareholders’ equity	$22,900	$30,487

The accompanying notes are an integral part of these consolidated financial statements.

(1) Reflects the one-for-seven reverse share split that became effective on March 15, 2024, and the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a to the consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2025	2024	2023
Revenue	$22,034	$25,663	$13,854
Cost of revenue	13,606	17,447	9,401

Gross profit	8,428	8,216	4,453

Operating expenses:
Research and development, net	3,249	4,625	4,148
Sales and marketing	13,875	17,949	13,922
General and administrative	8,195	5,195	9,995
Impairment charges	2,783	9,794	-

Total operating expenses	28,102	37,563	28,065

Operating loss	(19,674)	(29,347)	(23,612)

Financial (expense) income, net	(295)	448	1,467

Loss before income taxes	(19,969)	(28,899)	(22,145)
Taxes on income (benefit)	(55)	43	(12)

Net loss	$(19,914)	$(28,942)	$(22,133)

Net loss per ordinary share, basic and diluted	$(17.16)	$(39.96)	$(31.13)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted (1)	1,160,521	724,272	710,941

The accompanying notes are an integral part of these consolidated financial statements.

(1) Reflects the one-for-seven reverse share split that became effective on March 15, 2024, and the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a to the consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)

	Ordinary Share		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (1)	Amount	capital	Shares	deficit	equity
Balance as of December 31, 2022	715,318	$4,489	$279,857	$(2,431)	$(213,750)	$68,165
Share-based compensation to employees and non-employees	‐	‐	1,328	‐	‐	1,328
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	13,202	76	(76)	‐	‐	‐
Treasury shares at cost	(12,969)	(78)	‐	(772)	‐	(850)
Net loss	‐	‐	‐	‐	(22,133)	(22,133)
Balance as of December 31, 2023	715,551	4,487	281,109	(3,203)	(235,883)	46,510
Share-based compensation to employees and non-employees	‐	‐	1,281	‐	‐	1,281
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	18,415	103	(103)	‐	‐	‐
Net loss	‐	‐	‐	‐	(28,942)	(28,942)
Balance as of December 31, 2024	733,966	4,590	282,287	(3,203)	(264,825)	18,849
Share-based compensation to employees and non-employees	-	-	743	-	-	743
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	15,714	99	(99)	-	-	-
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $311 (2)	289,903	1,802	691	-	-	2,493
Issuance of ordinary shares in a in a public offering, net of issuance expenses in the amount of $584 (2)	333,333	2,058	(42)	-	-	2,016
Issuance of ordinary shares in a Registered Direct offering, net of issuance expenses in the amount of $779 (2)	151,515	869	3,352	-	-	4,221
Net loss	‐	-	-	-	(19,914)	(19,914)
Balance as of December 31, 2025	1,524,431	9,418	286,932	(3,203)	(284,739)	8,408

(1) Reflects the one-for-seven reverse share split that became effective on March 15, 2024, and the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a to the consolidated financial statements.

(2) See Note 8b to the condensed consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2025	2024	2023
Cash flows used in operating activities:
Net loss	$(19,914)	$(28,942)	$(22,133)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	333	494	239
Amortization of intangible assets	-	3,347	1,608
Impairment of intangible and tangible assets	2,783	9,794	-
Share-based compensation	743	1,281	1,328
Remeasurement of earnout liability	(608)	(2,684)	(315)
Accrued interest	442	-	(11)
Change in fair value of derivative liability	(197)	-	-
Exchange rate fluctuations	(110)	(34)	(45)

Changes in assets and liabilities:

Trade receivables, net	(134)	(2,884)	(311)
Prepaid expenses and other assets	192	188	(656)
Operating lease right-of-use assets	439	1,195	125
Inventories	896	(920)	(277)
Trade payables	(347)	(47)	1,037
Employees and payroll accruals	110	(702)	(14)
Deferred revenues	(419)	(438)	(269)
Operating lease liabilities	(731)	(1,216)	(144)
Other liabilities	(304)	(150)	(829)
Net cash used in operating activities	(16,826)	(21,718)	(20,667)

Cash flows used in investing activities:
Acquisition of a business, net of cash acquired	-	-	(18,068)
Purchase of property and equipment	(16)	-	(81)
Net cash used in investing activities	(16)	-	(18,149)

Cash flows used in financing activities:
Issuance of ordinary shares in a Registered Direct offering, net of issuance expenses in the amount of $558 (1)	4,442	-	-
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $192 (1)	2,578	-	-
Issuance of ordinary shares in a public offering, net of issuance expenses in the amount of $432 (1)	2,183	-	-
Purchase of treasury shares	-	-	(992)
Proceeds from short term loan	1,437	-	-
Proceeds from bifurcated embedded derivatives	1,563	-	-
Net cash provided by (used in) financing activities	12,203	-	(992)

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	110	34	45
Decrease in cash, cash equivalents, and restricted cash	(4,529)	(21,684)	(39,763)
Cash, cash equivalents, and restricted cash at beginning of period	7,108	28,792	68,555
Cash, cash equivalents, and restricted cash at end of period	$2,579	$7,108	$28,792

(1) See Note 8b to the condensed consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2025	2024	2023

Supplemental disclosures of non-cash flow information
Classification of inventory to property and equipment, net	$35	$404	$481
Expenses related to offerings not yet paid (1)	$473	$-	$-
ROU assets obtained from lease liabilities	$1,435	$193	$513

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$36	$(7)	$126
Cash received from interest	$81	$654	1,341

Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows
Cash and cash equivalents	$2,169	$6,746	$28,083
Restricted cash	$410	$362	$709
Total Cash, cash equivalents, and restricted cash	$2,579	$7,108	$28,792

(1) See Note 8b to the condensed consolidated financial statements

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

The Company has sought to expand its product offerings beyond the SCI Products through internal development and distribution agreements. In the past, the Company developed the ReStore Exo-Suit device (“ReStore”), a powered, lightweight soft exo-suit intended for use during the rehabilitation of individuals with lower limb disabilities due to stroke. The Company is no longer actively commercializing the ReStore product. The Company distributes the MYOLYN MyoCycle FES Pro cycles to U.S. rehabilitation clinics and the MyoCycle Home cycles available to U.S. veterans through VA hospitals on a non-exclusive basis.

In August 2023, the Company acquired AlterG, Inc., a provider of anti-gravity systems. AlterG’s systems utilize patented, NASA-derived Differential Air Pressure (“DAP”) technology designed to reduce the effects of gravity and enable patients to rehabilitate with calibrated support and reduced pain. Following the Company’s rebranding, AlterG, Inc. was renamed LCAI and operates as a wholly owned subsidiary of the Company.

The Company markets and sells its products directly to institutions and individuals and through third-party distributors. The Company sells its products directly primarily in the United States, through a combination (depending on the product line) of direct sales and distributors in Germany, Canada, and Australia, and primarily through distributors in other markets. In its direct markets, the Company has established relationships with clinics and rehabilitation centers, professional and college sports teams, individuals and organizations in the spinal cord injury community, and in its indirect markets, the Company’s distributors maintain these relationships.

d.
Beginning in the second quarter of 2025, the Company transitioned the manufacturing of its ReWalk exoskeleton products to its facility in Yokneam, Israel, where the Company currently manufactures these systems.

The Company depends on one contract manufacturer to manufacture the AlterG products in its portfolio, Cirtronics Corporation. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduces control over component availability, delivery schedules, manufacturing yields and costs.

e.
As of December 31, 2025, the Company incurred a consolidated net loss of $19.9 million and had an accumulated deficit of $284.7 million. The Company’s cash and cash equivalents as of December 31, 2025 totaled $2.2 million and net cash used in operating activities for the year ended December 31, 2025, was $16.8 million.

The Company expects to continue to generate operating losses and negative operating cash flows in the foreseeable future and will require additional funding to support its planned operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that these consolidated financial statements are issued.

Management intends to raise additional capital through one or more financings in the near term in order to meet the Company’s cash requirements for the next 12 months. As described in Note 15 – Subsequent Events, in January 2026 the Company entered into agreements with Oramed Pharmaceuticals, Inc. and its subsidiary Oratech Pharma, Inc. which include a potential strategic transaction and related financing arrangements. On March 12, 2026, the Company’s shareholders approved the transaction. However, the closing of the transaction remains subject to the satisfaction of customary closing conditions, and there can be no assurance that the transaction will be completed or that the Company will receive the anticipated funding. If completed, the transaction is expected to provide the Company with additional liquidity to support its operations.

If the Company is unable to obtain additional capital, management may implement measures intended to manage cash expenditures and preserve liquidity. These measures may include prioritizing research and development activities, delaying certain product development initiatives, and reducing discretionary operating expenses such as marketing, travel and other non-essential costs.

Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

The consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that might result should the Company be unable to continue as a going concern. Such adjustments could be material.

NOTE 2:-          SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in with U.S. generally accepted accounting principles, applied on a consistent basis, as follows:

a.	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

On an ongoing basis, the Company’s management evaluates estimates, including those related to inventories, fair values of share-based awards, derivatives, contingent liabilities, goodwill impairment, provision for warranty, allowance for credit losses, revenue recognition, and deferred taxes. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

Work in process - based on raw materials, labor, and applicable manufacturing overhead on an average cost basis.

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

As a result of this assessment, the Company recorded a goodwill impairment of $2.8 million during the year ended December 31, 2025. During the year ended December 31, 2024, no impairments of goodwill have been recognized.

i.	Impairment of Long-Lived Assets

The Company’s long-lived assets, including right-of-use (“ROU”) assets and identifiable intangible assets that are subject to amortization, are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges to long-lived assets during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company recorded an impairment charge in the amount of $9.8 million

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

The Company generally considers a purchase order or a signed quote to be a contract with a customer. In evaluating the contract with a customer, the Company analyses the customer’s intent and ability to pay the amount of promised consideration and considers the probability of collecting substantially all of the consideration.

2.	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the products or services either on their own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products and services is separately identifiable from other promises in the contract.

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

Sales and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in revenues.

4.	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. Certain arrangements with customers contain multiple distinct performance obligations. For these arrangements, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price (SSP). The Company generally establishes SSPs based on observable selling prices.

5.	Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Control either transfers over time or at a point in time, which affects when revenue is recorded.

Disaggregation of Revenue (in thousands):

	Year Ended December 31,
	2025	2024	2023
Sale of product	$17,165	$19,920	$10,681
Lease of products	1,781	2,557	1,033
Service and warranty	3,088	3,186	2,140
Total Revenues	$22,034	$25,663	$13,854

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

Lease revenue

A portion of the Company's sales of products to customers are made through lease arrangements which typically include AlterG Anti-Gravity systems.

Revenue for the lease of AlterG Anti-Gravity systems is accounted for under ASC Topic 842, Leases. AlterG Anti-Gravity systems being utilized under service agreements, accounted for in accordance with ASC 842 as an operating lease. Revenues are recognized ratably over the lease term. See Note 2y for more additional information.

Service and warranties

The Company provides product assurance warranties for periods of 1- 10 years (usually 2 years) that cover the compliance of the products with agreed-upon specifications. A provision is recorded for estimated warranty costs based on the Company's experience.

A warranty is considered an assurance type warranty if it provides the customer with assurance that the product will function as intended for a limited period of time. An assurance type warranty is not accounted for as a separate performance obligation under the revenue model.

In certain contracts, the company also provides a service-type warranty. Service-type warranty is accounted for as a separate performance obligation, and revenue is recognized ratably over the service period as the customer consumes the benefit over the service term.

Contract balances (in thousands):

	December 31,	December 31,
	2025	2024
Trade receivable, net of credit losses	$6,138	$6,004
Deferred revenues (1)	$2,153	$2,572

(1)	$1.4 million of the December 31, 2024 deferred revenue balance was recognized as revenue during the year ended December 31, 2025.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations, multi-year services contracts, as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized.

The Company's unearned performance obligations as of December 31, 2025 and the estimated revenue expected to be recognized in the future amounts to $2.3 million, which will be fulfilled over one to five years.

m.	Accounting for Share-Based Compensation:

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model (“OPM”). The value of the award is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

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

The Company elects the straight-line recognition method for awards subject to graded vesting based only on a service condition

The Company accounts for options granted to consultants and other service providers under ASC 718. The fair value of these options was estimated using a Black-Scholes-Merton option-pricing model.

n.	Warrants to Acquire Ordinary Shares:

During the twelve-month ended December 31, 2025, the Company issued warrants to acquire up to 513,930 ordinary shares. There were no issued warrants during the twelve months ended December 31, 2024. Refer to Note 8f for additional information.

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability under ASC 480, are indexed to the Company’s own shares and whether the warrants are eligible for equity classification under ASC 815-40. This assessment is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.

Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value through earnings at each balance sheet date thereafter.

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

As of December 31, 2025, and 2024, the Company did not identify any significant uncertain tax positions.

q.	Warranty provision:

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2024	$392
Provision	674
Usage	(723)
Balance at December 31, 2025	$343

r.	Concentrations of Credit Risks:

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

The below table reflects the concentration of credit risk for the Company’s current customers as of December 31, 2025 and 2024, to which substantial sales were made.

Concentration of credit risk with respect to trade receivable is primarily limited to a customer to which the Company makes substantial sales.

	December 31,
	2025	2024
Customer A	56%	40%

The allowance for credit losses is based on the Company's assessments of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors, including an assessment of the current customer's aging balance, the nature and size of the customer, the financial condition of the customer, and the amount of any receivables in dispute. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2025, and 2024 trade receivables are presented net of allowance for credit losses in the amount of $192 thousand and $160 thousand respectively.

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

Total Company’s expenses related to severance pay amounted to $146 thousand, $126 thousand and $114 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of December 31, 2025 and December 31, 2024 (in thousands):

		Fair value measurements as of
Description	Fair Value Hierarchy	December 31, 2025	December 31, 2024
Financial assets:

Money market funds included in cash and cash equivalent	Level 1	$-	$2,697

Total Assets Measured at Fair Value		$-	$2,697

Financial Liabilities:
Earnout	Level 3	$-	$608
Derivative liability	Level 3	$1,366	-
Total liabilities measured at fair value		$1,366	$608

The Company classifies Money market funds within Level 1, because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair values.

The estimated fair value of the earnout is determined using Level 3 inputs. Inherent in a Monte Carlo simulation analysis are assumptions related to projected revenues, expected term, volatility, annual revenue yield and interest rate. The interest rate is based on the U.S. Technology B bond yield.

The estimated fair value of the derivative liability is using the Black-Scholes option-pricing model, which is a Level 3 fair value measurement. The model requires the use of several key assumptions, including the stock price, exercise price, expected term, expected volatility, risk-free interest rate, and expected dividend yield.

The following table provides the inputs used for Level 3 fair value measurements of derivative liability:

December 31, 2025
Stock price	$0.58
Term (in years)	0.37
Volatility	87.91%-93.12%
Risk-free rate	3.65%-3.65%
Dividend yield	$0%

The following table summarizes the earnout liability activity as of December 31, 2025 (in thousands):

Earnout
Balance December 31, 2024	$608
Change in fair value	$(608)
Balance December 31, 2025	$-

As part of the acquisition of AlterG Inc., the Company was obligated to pay an earnout based on the performance of the acquired entity, LCAI. The earnout consists of two potential payments:

1.          A cash payment equal to 65% of the amount, if any, by which LCAI’s revenue for the first 12-month period following the acquisition exceeds a predefined revenue target (“First Earnout Payment”).

2.          A cash payment equal to 65% of the amount, if any, by which LCAI’s revenue for the subsequent 12-month period exceeds its respective revenue target.

At the acquisition date, management estimated the fair value of the total earnout liability at approximately $3.6 million, based on the actual performance of LCAI to date and the assessed probability of meeting the revenue targets. The earnout liability is recognized in the consolidated financial statements and is remeasured at each reporting period, with changes in fair value recorded through the consolidated statement of operations.

LCAI did not meet the first and the second revenue targets, and therefore, no payment was made.

During the year ended December 31, 2025, the Company recognized a change in fair value of the earnout of approximately $608 thousand, which was recorded under general and administrative expenses in the consolidated statement of operations.

Derivative liability at fair value

The following table summarizes the derivative liability activity as of December 31, 2025 (in thousands):

Derivative liability
Balance November 14, 2025	$-
Issuance of embedded derivative	$1,563
Change in fair value	$(197)
Balance December 31, 2025	$1,366

The estimated fair value of the asset group, is part of an impairment assessment, is determined using Level 3 inputs, by applying both a market and cost approach, which we believe most accurately reflects a market participant's viewpoint in assessing its value.

The goodwill impairment recorded during fiscal year 2025 was estimated using the Company's stock price, a Level 1 input, adjusted for an estimated control premium. Refer to Note 5 for additional information.

u.	Convertible Promissory Notes

The Company applies ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”). In accordance with ASC 470-20 the Company first allocates the proceeds to freestanding liability instrument that are measured at fair value at each reporting date, based on their fair value. The remaining proceeds are allocated between the convertible debt and any bifurcated embedded derivatives.

In accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”), the Company bifurcates embedded derivatives for the conversion option that require bifurcation and accounts for it separately from the convertible debt.

The Company applies ASC 815, “Derivatives and Hedging” to all features related to convertible debt. When features meet the definition of a derivative that do not qualify for any scope exceptions within ASC 815, they are required to be accounted for separately from the debt instrument and recorded as derivative instrument liabilities. The fair value assigned to the embedded derivative instruments is marked to market in each reporting period. The Company has recorded embedded derivative liabilities related to the convertible promissory note.

               For further information regarding the convertible promissory notes, see Note 9.

v.	Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of ordinary shares outstanding during the period.

Diluted loss per share is computed based on the weighted average number of ordinary shares outstanding during the period, plus dilutive potential shares considered outstanding during the period.

w.	Contingent liabilities

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

x.	Government grants

Royalty and non-royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) of the Ministry of Economy and Industry in Israel for funding of approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred, and are presented as a reduction from research and development expenses (see Note 7c). Research and development grants recognized during the years ended December 31, 2025, 2024 and 2023 were $27 thousand, $220 thousand and $259 thousand, respectively.

y.	Lessee

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

The Company elected the practical expedient to not separate lease and non-lease components for its leases.

Lessor accounting - Operating leases

A portion of the AlterG revenues for the AlterG Anti-Gravity systems are made through lease arrangements.

AlterG products are available for lease agreements ranging from 12 to 42 months. If the customer terminates the contract during the lease period, they are required to pay a cancellation fee. The lease period may be extended by an additional period as specified in the contract.

In determining the leases classification as a sales type or operating lease, the Company assesses, among other criteria: (i) the lease term to determine if it is for the major part of the economic life of the underlying equipment; and (ii) the present value of the lease payments to determine if they are equal to or greater than substantially all of the fair market value of the equipment at the inception of the lease of AlterG Anti-Gravity systems. When these criteria are not met, the lease accounted for as operating leases and revenues are recognized over the term of the lease.

Under these arrangements, when the Company acts as the lessor for its product line, the Company accounted for the lease arrangements as operating leases in accordance with ASC 842, “Lease” (“ASC 842”).

The total lease revenue for the AlterG Anti-Gravity Products has amounted to $751 thousand for the year ended December 31, 2025 and $719 thousand for the year ended December 31, 2024.

z.	New Accounting Pronouncements

Recently Implemented Accounting Pronouncements

i.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 during the year ended December 31, 2025 and has applied the disclosure prospectively. For additional information see Note 10 of these consolidated financial statements.

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

ii.
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

iii.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduce two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The guidance is effective for the Company beginning December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statement.

iv.
In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact on its consolidated financial statement disclosures.

NOTE 3:-	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31,
	2025	2024
Government institutions	$218	$289
Prepaid expenses	917	1,046
Other assets	393	289

	$1,528	$1,624

NOTE 4:-          INVENTORIES

The components of inventories are as follows (in thousands):

	December 31,
	2025	2024
Finished products	$3,689	$3,580
Work in progress	38	-
Raw materials	2,005	3,143

	$5,732	$6,723

During the twelve months ended December 31, 2025, 2024, and 2023, the Company recognized, at cost of revenues, reserves for excess and obsolete in the amount of $539 thousand, $981 thousand, and $398 thousand, respectively.

NOTE 5:-          GOODWILL

The changes in the carrying amount of goodwill:

Thousand Dollars
Balance as of December 31, 2024	$7,538
Goodwill impairment	(2,783)
Balance as of December 31, 2025	$4,755

The Company periodically analyses whether any indicators of goodwill impairment have occurred. In the second quarter of 2025, the Company experienced a decline in its stock price resulting in its market capitalization being less than the carrying value of its one reporting unit. Thus, the Company performed quantitative assessments of the Company’s reporting unit. The fair value was determined based on the market approach. The market approach utilizes the Company's market capitalization plus an appropriate control premium.  In calculating the goodwill impairment charges, the Company estimated the fair value of its single reporting unit based on its market capitalization and an appropriate control premium. Market capitalization is determined by multiplying the number of shares of common stock outstanding by the market price of its common stock. The control premium, or the amount paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company, is determined by utilizing data from publicly available premium studies for similarly situated public company transactions. A goodwill impairment loss was recognized for the difference between the carrying value of the reporting unit and the fair value.

As a result of this assessment, the Company recorded a goodwill impairment of $2.8 million during the year ended December 31,2025.

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

The carrying intangible assets were fully impaired as of December 31, 2024.

NOTE 6:-          PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2025	2024
Cost:
Computer equipment	$1,695	$1,690
Office furniture and equipment	468	468
Machinery and laboratory equipment	633	621
Field service units	4,442	4,464
Leasehold improvements	658	658

	$7,896	$7,901

	December 31,
	2025	2024
Accumulated depreciation	7,311	7,034

Property and equipment, net	$585	$867

Depreciation expenses amounted to $333 thousand, $494 thousand, and $239 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.

In the fourth quarter of 2024, the Company recorded an impairment charge of $305 thousand related to the closure of its Fremont, California site. The impairment was due to the reduction in the expected future use of the assets at this location. No impairment charges were recorded for the year ended December 31, 2025.

NOTE 7:-          COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitment:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be cancelled without penalty. As of December 31, 2025, non-cancellable outstanding obligations amounted to approximately $6.0 million.

b.	Operating lease commitment:

(i)
The Company operates from leased facilities in Israel, the United States and Germany, with leases expiring in 2030. A portion of the Company’s facilities leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

(ii)
LL and LG lease cars for their employees under cancellable operating lease agreements expiring at various dates between 2026 and 2028. A subset of the Company’s cars leases is considered variable. The variable lease payments for such cars leases are based on actual mileage incurred at the stated contractual rate. LL and LG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $34 thousand as of December 31, 2025.

The Company’s future lease payments for its facilities and cars, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s consolidated balance sheets as of December 31, 2025 are as follows (in thousands):

2026	$452
2027	428
2028	380
2029	358
2030	299
Total lease payments	1,917
Less: imputed interest	(333)
Present value of future lease payments	1,584
Less: current maturities of operating leases	(425)
Non-current operating leases	$1,159
Weighted-average remaining lease term (in years)	4.72
Weighted-average discount rate	8.94%

Total lease expense under the Company’s operating leases for the years ended December 31, 2025, 2024 and 2023 were $0.8 million, $1.3 million, and $1.0 million, respectively.

c.	Royalties:

The Company’s research and development efforts are financed, in part, through funding from the IIA. Since the Company’s inception through December 31, 2025, the Company received funding from the IIA in the total amount of $2.8 million. Out of the $2.8 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $806 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the SOFRPR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of December 31, 2025, the Company paid royalties to the IIA in the total amount of $117 thousand.

Royalties expenses in cost of revenue were $8 thousand, $2 thousand and $17 thousand, for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

LCAI earns royalties under a license agreement with a third party and is recognized as earned. Royalty payments for the year ended December 31, 2025 and 2024, were $0 and $55 thousand, respectively.

d.	Liens

As part of the Company’s restricted cash and other long-term assets, as of December 31, 2025, an amount of $410 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

NOTE 8:-          SHAREHOLDERS’ EQUITY

a.	Reverse share split:

1.
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

2.
At the Company’s extraordinary general meeting of shareholders held on January 6, 2026, the Company’s shareholders approved amendments to the Company’s Articles of Association to effect (i) a reverse share split of the Company’s ordinary shares within a range of 1-for-2 to 1-for-12, to be effective at the ratio and on a date to be determined by the Board of Directors, and (ii) an increase in the Company’s authorized share capital to up to 100,000,000 ordinary shares following implementation of the reverse share split. On January 30, 2026, the Finance Committee of the Board approved a one-for-twelve reverse share split of the Company’s ordinary shares, and on February 16, 2026 approved amendments to the Company’s Articles of Association to reflect the implementation of the reverse share split and the increase in authorized share capital.

On February 24, 2026, the Company effected the one-for-twelve reverse share split of its ordinary shares. As a result of the reverse share split, every twelve issued and outstanding ordinary shares were automatically combined and converted into one ordinary share. The number of the Company’s issued and outstanding ordinary shares was reduced from 18,339,098 pre-split shares to 1,528,207 post-split shares. Concurrently, the total authorized number of ordinary shares under the Company’s Articles of Association increased from 75,000,000 ordinary shares to 100,000,000 ordinary shares.

Appropriate adjustments were also made to all outstanding derivative securities of the Company, including warrants, pre-funded warrants and stock options, such that the number of ordinary shares underlying such securities and the applicable exercise prices were proportionately adjusted in accordance with their terms and the Company’s equity incentive plans.

No fractional shares were issued in connection with the reverse share split and fractional shares were rounded down to the nearest whole share.

b.	Equity raise:

1.
On January 7, 2025, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale of 151,515 ordinary shares and warrants to purchase up to an aggregate of 151,514 ordinary shares at an exercise price of $33 per share. Each ordinary share was sold at an offering price of $33. The warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance. The offering closed on January 8, 2025. In addition, the Company issued warrants to purchase up to 9,088 ordinary shares, with an exercise price of $41.25 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in the January 2025 private placement offering.

2.
On March 7, 2025, the Company entered into an At-the-Market (“ATM”) Offering Agreement with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which the Company may, from time to time, offer and sell its ordinary shares having an aggregate offering price of up to $5.5 million through HCW acting as the Company’s sales agent. Sales of ordinary shares under the ATM program will be made at prevailing market prices or as otherwise agreed with HCW. The Company is not obligated to make any sales under the agreement and may suspend or terminate the program at any time at its discretion.

During the three and twelve months ended December 31, 2025, the Company sold 114,008 and 289,903 ordinary shares, respectively, under the ATM program at an average price of $7.62 and $9.67 per share, respectively, for total gross proceeds of approximately $0.9 million and $2.8 million. The Company paid aggregate fees and commissions of $0.1 million to HCW and incurred other expenses of approximately $0.2 million, resulting in net proceeds of approximately $2.5 million. The Company’s ATM program expired on November 16, 2025.

3.
On June 25, 2025, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale of 333,333 ordinary shares and warrants to purchase up to an aggregate of 333,328 ordinary shares at an exercise price of $7.8 per share. Each ordinary share was sold at a combined offering price of $7.8 together with a warrant to purchase one ordinary share. The offering of the ordinary shares and the ordinary shares issuable upon exercise of the warrants was made pursuant to the Company’s registration statement on Form S-1, initially filed with the SEC on June 20, 2025, and declared effective by the SEC on June 25, 2025. The warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of issuance. The offering closed on June 26, 2025. Additionally, the Company issued warrants to purchase up to 20,000 ordinary shares, with an exercise price of $9.75 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of issuance, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in the June 2025 public offering.

The warrants issued in the January 2025 private placement and the June 2025 public offering are considered freestanding instruments. As the warrants are indexed to the Company's ordinary shares and meet the criteria for equity classification, they are recorded in shareholders’ equity on the Company’s consolidated balance sheets.

c.	Share option plans:

On August 1, 2025, the Company’s shareholders approved the Lifeward Ltd. 2025 Incentive Compensation Plan (the “2025 Plan”), which became effective on the same date. The 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), cash-based awards and other stock-based awards to the Company’s and its affiliates’ respective employees, non-employee directors and consultants. All share and per share amounts presented in this note have been retroactively adjusted to reflect the Company’s 1-for-12 reverse share split effected on February 24, 2026.

The Company’s prior Lifeward Ltd. 2014 Incentive Compensation Plan (the “2014 Plan”) expired on August 19, 2024, and no further grants may be made under it. Certain awards granted under the 2014 Plan remain outstanding and continue to be governed by its terms.

As of December 31, 2025, the Company had reserved 39,851 ordinary shares available for issuance to employees, directors, officers and non-employees of the Company. As of December 31, 2024, no ordinary shares remained reserved, as the Company’s Plan expired on August 19, 2024.

RSUs have been granted to non-employee directors and employees under the 2025 Plan. An RSU award represents a right to receive the Company’s ordinary shares upon vesting.

Options to purchase ordinary shares have been granted to employees and non-employee directors under the Company’s equity incentive plans.

Any options or RSUs that are forfeited or canceled before expiration become available for future grants under the 2025 Plan, as applicable.

Equity awards granted under the Company’s equity incentive plans generally vest over four years, with certain awards granted to non-employee directors vesting quarterly over one year.

No stock options were granted during the year ended December 31, 2024. The fair value of stock options granted during the year ended December 31, 2025 was estimated on the grant date using the Black-Scholes-Merton option pricing model based on the following assumptions:

Year Ended December 31, 2025
Expected volatility	102.5%
Risk-free rate	4.1%
Dividend yield	0%
Expected term (in years)	6.25
Share price	$12.51

A summary of the Company’s stock options activity for the year ended December 31, 2025 is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at the beginning of the year	371	$2,255.29	3.47	$-
Granted	52,083	12.51	-	-
Exercised	-	-	-	-
Forfeited	(4)	1,078.44	-	-

Options outstanding at the end of the year	52,450	$13.86	9.43	$-

Options exercisable at the end of the year	367	$1,981.30	0.52	$-

Options were granted during the year ended December 31, 2025. No options were granted during the years ended December 31, 2024 and 2023. The weighted average grant date fair values of options granted during the fiscal year ended December 31, 2025, were $10.31. During fiscal years ended December 31, 2024 and 2023 no options were granted. The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders who hold options with positive intrinsic value exercised their options on the last day of the fiscal year. During the years ended December 31, 2025, 2024 and 2023, no options were exercised. A summary of the Company’s RSU activity for the year ended December 31, 2025 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs at the beginning of the year	27,215	68.16
Granted	73,915	8.69
Vested	(15,712)	50.52
Forfeited	(11,986)	43.87

Unvested RSUs at the end of the year	73,432	15.30

The weighted average grant date fair values of RSUs granted during the fiscal year ended December 31, 2025, 2024 and 2023, were $8.69, $57.60 and $55.44, respectively.

The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $0.9 million, $1.4 million, and $1.3 million, respectively. As of December 31, 2025, there was $1.4 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized as expense over a period of approximately 2.1 years.

The number of options and RSUs outstanding as of December 31, 2025 is presented below, with options separated by range of exercise prices:

Range of exercise price	Options and RSUs Outstanding as of December 31, 2025	Weighted average remaining contractual life (years) (1)	Options Exercisable as of December 31, 2025	Weighted average remaining contractual life (years) (1)
RSUs only	73,432	-	-	-
$8.6	18,750	9.62	-	-
$14.7	33,333	9.42	-	-
$450.7	147	0.25	147	0.25
$2,142 - $18,272	220	0.70	220	0.70
	125,882	9.43	367	0.52

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

d.	Equity compensation issued to consultants:

No equity awards were granted to non-employees consultants during the year ended December 31, 2025. The Company granted 391 RSUs during the fiscal year ended December 31, 2024, to non-employee consultants. As of December 31, 2025, no RSUs were outstanding.

e.	Share-based compensation expense for employees and non-employees:

The Company recognized share-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$13	$16	$9
Research and development, net	138	168	157
Sales and marketing	240	401	381
General and administrative	352	696	781

Total	$743	$1,281	$1,328

f.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2025:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
July 6, 2020 (1)	5,340	$147.84	5,340	January 6, 2026
December 8, 2020 (2)	6,984	$112.56	6,984	June 8, 2026
December 8, 2020 (3)	1,294	$150.54	1,294	June 8, 2026
February 26, 2021 (4)	64,998	$302.04	64,998	August 26, 2026
February 26, 2021 (5)	7,800	$384.56	7,800	August 26, 2026
September 29, 2021 (6)	95,314	$168.00	95,314	March 29, 2027
September 29, 2021 (7)	11,437	$213.68	11,437	September 27, 2026
January 8, 2025 (8)	151,514	$33.00	151,514	January 10, 2028
January 8, 2025 (9)	9,088	$41.25	9,088	January 10, 2028
June 26, 2025 (10)	333,328	$7.80	333,328	June 26, 2030
June 26, 2025 (11)	20,000	$9.75	20,000	June 25, 2030
	707,097		707,097

(1)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in July 2020. As of December 31, 2025, 24,052 warrants were exercised for total consideration of $3,555,976. During the twelve months that ended December 31, 2025, no warrants were exercised.

(2)
Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in December 2020. As of December 31, 2025, 42,834 warrants were exercised for total consideration of $4,821,416. During the twelve months that ended December 31, 2025, no warrants were exercised.

(3)
Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of December 31, 2025, 2,690 warrants were exercised for total consideration of $405,003. During the twelve months that ended December 31, 2025, no warrants were exercised.

(4)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in February 2021.

(5)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2021 private placement.

(6)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in September 2021.

(7)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s September 2021 registered direct offering.

(8)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in January 2025.

(9)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s January 2025 registered direct offering.

(10)	Represents warrants that were issued to certain institutional investors in connection with the Company’s public offering of ordinary shares in June 2025.

(11)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s public offering of ordinary shares in June 2025.

NOTE 9:-	CONVERTIBLE PROMISSORY NOTES

On November 14, 2025, the Company entered into a Secured Promissory Note (the ”Note”) with Oramed Ltd. (“Oramed”), pursuant to which the Company issued a secured promissory note in the principal amount of $3.0 million. The loan bears interest at a rate of 15% per annum and is secured by a lien on the Company’s cash. The loan matures on May 14, 2026.

The principal and interest under the Note are convertible into ordinary shares at $5.40 per share, subject to limitations described therein. The conversion price reflects the Company’s one-for-twelve reverse share split effected on February 24, 2026. The note contains customary representations, covenants and events of default for transactions of this type, including limitations on additional indebtedness, liens, guarantees, mergers, asset sales, investments and related party transactions. Following an event of default, Oramed may accelerate all obligations, impose a default interest rate and exercise other rights and remedies available under the note or applicable law. As of December 31, 2025, no events of default had occurred. In addition, under certain circumstances described in the Note, the Company may be required to pay Oramed a termination fee of $500 thousand.

The Company has evaluated the Note for embedded derivatives required to be bifurcated and concluded that the conversion features and the redemption features should be bifurcated from the debt host since they are not clearly and closely related to the debt host, meet the definition of derivative instruments, and do not qualify for a scope exception under ASC 815. Thus, the embedded features were bifurcated from the debt host and are accounted for at fair value through earnings. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

The Company allocated the proceeds between the conversion option (recorded as a derivative liability) and the debt host based on their respective fair values, with the remaining proceeds allocated to the debt host. The debt host is measured at its amortized cost using the effective interest method. As of the date of the transaction, the amount allocated to the debt host and the derivative liability was $1.4 million and $1.6 million, respectively. As of December 31, 2025, the amortized cost of the debt host was $1.4 million. For the year ended December 31, 2025, the Company recognized total interest expense of $442 thousand related to the Note, which includes the amortization of the debt discount.

NOTE 10:-          INCOME TAXES

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Corporate tax rates in Israel:

Presented hereunder are the tax rates relevant to the Company in the years 2023-2025:

The Israeli statutory corporate tax rate and real capital gains were 23% in the years 2023-2025.

b.	Income (loss) before taxes on income is comprised as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(19,316)	$(15,022)	$(19,638)
Foreign	(653)	(13,877)	(2,507)
	$(19,969)	$(28,899)	$(22,145)

c.	Taxes on income (benefit) are comprised as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current	$(55)	$43	$(12)
Deferred	-	-	-

	$(55)	$43	$(12)

	Year Ended December 31,
	2025	2024	2023
Domestic	$-	$-	$-
Foreign	(55)	43	(12)

	$(55)	$43	$(12)

d.	Deferred income taxes (in thousands):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of December 31, 2025 and 2024 are derived from temporary differences.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

Undistributed earnings of certain subsidiaries as of December 31, 2025 were immaterial. The Company intends to reinvest these earnings indefinitely in the foreign subsidiaries. As a result, the Company has not provided for any deferred income taxes.

	December 31,
	2025	2024
Deferred tax assets:
Carry forward tax losses	$76,695	$70,430
Research and development expenses	905	1,378
Accrual and reserves	363	661
Share based compensation	84	507
Credit tax carry forwards	2,189	1,913
Intangible Assets	95	140
Lease liabilities	364	224
Total deferred tax assets	80,695	75,253
Valuation allowance	(79,353)	(75,055)
Deferred tax assets after valuation allowance	$1,342	$198

Deferred tax liabilities:
Right-of-use asset	(355)	(136)
Property and equipment	(91)	(62)
Other	(896)	-
Total deferred tax liabilities	(1,342)	(198)

Net deferred tax assets	$-	$-

The net changes in the total valuation allowance for each of the years ended December 31, 2025, 2024 and 2023, are comprised as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$(75,055)	$(65,209)	$(52,525)
Additions during the year	(4,298)	(9,846)	(12,684)

Balance at end of year	$(79,353)	$(75,055)	$(65,209)

e.	Reconciliation of the theoretical tax expenses:

A reconciliation of the Company’s theoretical income tax expense to actual income tax expense after the adoption of ASU 23-09 is as follows (in thousands):

	Year Ended December 31,
	2025
Tax at Israel statutory rate	$(4,593)	23%

Foreign Tax Effects
United States
Change in valuation allowance	$(402)	2.0%
Non-deductible Impairment	584	(2.9)%
Other	11	(0.1)%
Germany	(98)	0.5%
Changes in valuation allowance	4,358	(21.8)%
Non-taxable or Non-deductible Items	85	(0.4)%

Effective Tax Rate	$(55)	0.3%

A reconciliation of the Company’s theoretical income tax expense to actual income tax expense before the adoption of ASU 23-09 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Loss before taxes, as reported in the consolidated statements of operations	$(28,899)	$(22,145)

Statutory tax rate	23%	23%

Theoretical tax benefits on the above amount at the Israeli statutory tax rate	$(6,646)	$(5,093)
Income tax at rate other than the Israeli statutory tax rate	(2,364)	56
Operating losses and other temporary differences for which valuation allowance was provided	9,846	5,410
Permanent differences	(496)	(342)
Adjustment in respect of prior years	(297)	(43)

Actual tax expense (benefit)	$43	$(12)

f.	Foreign tax rates:

Taxable income of LI and LCAI was subject to tax at the rate of 21% in 2025, 2024 and 2023.

Taxable income of LG was subject to tax at the rate of 30% in 2025, 2024, and 2023.

g.	Tax assessments:

LL has had final tax assessments up to and including the 2020 tax year. LG has had final tax assessments up to and including the 2019 tax year.

LI and LCAI file income tax returns in the United States and in various U.S. states. The returns for the years ended December 31, 2022, and later are generally subject to federal tax examination, while the returns for the years ended December 31, 2021, and later are generally subject to state tax examination. However, net operating losses and tax credits generally remain subject to tax examination and adjustment until they are utilized on a future tax return and the statute of limitations closes for that year. Therefore, tax attributes generally remain open to both federal and state tax examination and adjustment.

h.	Net operating carry-forward losses for tax purposes:

As of December 31, 2025, LL has carry-forward losses amounting to approximately $279.9 million, which can be carried forward for an indefinite period.

As of December 31, 2025, the Company had approximately $49.5 million of U.S. federal net operating loss (“NOL”) carry forwards, and $35.3 million of state NOL carry forwards, which will begin to expire in 2027 and 2028, respectively.  The federal net operating losses from years beginning after January 1, 2018, of approximately $20.0 million may be carried forward indefinitely and losses prior to January 1, 2018 of approximately $29.5 million expire beginning in 2027 under prior law.

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

i.	Cash paid for income taxes, net of refunds was as follows:

We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table which presents income taxes paid (net of refunds received) is as follows (in thousands):

Year Ended December 31, 2025
Israel	-
Foreign
United States	9
Germany	27
Total cash taxes paid	36

NOTE 11:-          FINANCIAL (EXPENSES) INCOME, NET

The components of financial (expenses) income, net were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest Income (expense), net	$(312)	$643	$1,354
Bank fees and commissions	(125)	(128)	(20)
Foreign currency transactions and other	(55)	(67)	133
Income from derivatives remeasurement	197	-	-

	$(295)	$448	$1,467

NOTE 12:-          REPORTABLE SEGMENT

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues mainly from products, lease revenues and warranty and services (see Note 1 for a brief description of the Company’s business and Note 2l for details on the Company's revenue recognition).

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

NOTE 13:-          GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Total revenues from external customers on the basis of the Company's geographical areas are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue based on customer’s location:
United States	13,237	14,425	7,636
Europe	2,907	5,124	2,340
Germany	4,014	4,422	2,704
Asia-Pacific	460	825	387
Rest of the world	1,416	867	787

Total revenues	$22,034	$25,663	$13,854

	December 31,
	2025	2024
Long-lived assets by geographic region (*):
Israel	$1,579	$359
United States	545	947
Germany	5	109

	$2,129	$1,415

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

Major customers data as a percentage of total revenue:

	Year Ended December 31,
	2025		2024		2023
Customer A	14.7%		12.3%		-
Customer B	*	)	*	)	12.2%

*)	Less than 10%

NOTE 14:-          BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share (in thousands, except share and per share data):

	Year ended December 31,
	2025	2024	2023
Net loss	$(19,914)	$(28,942)	$(22,133)

Net loss attributable to ordinary shares	(19,914)	(28,942)	(22,133)
Shares used in computing net loss per ordinary shares, basic and diluted *	1,160,521	724,272	710,941

Net loss per ordinary share, basic and diluted	$(17.16)	$(39.96)	$(31.13)

(*) Reflects one-for-seven reverse share split that became effective on March 15, 2024. See Note 8a to the consolidated financial statements. All share and per share amounts presented in this note have been retroactively adjusted to reflect the Company’s 1-for-12 reverse share split effected on February 24, 2026.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

For the twelve months ended December 31, 2025, 2024 and 2023 the total number of ordinary shares related to the outstanding warrants, share option plans and convertible notes aggregated to 759,547, 198,772 and 228,816, respectively. The amount was excluded from the calculations of diluted loss per ordinary share since it would have an anti-dilutive effect.

NOTE 15:-          SUBSEQUENT EVENTS

a.
In January 2026, we entered into agreements with Oramed Pharmaceuticals, Inc. (“Oramed”) and its subsidiary, Oratech Pharma, Inc. (“Oratech”), pursuant to which we agreed to acquire all of the outstanding equity interests of Oratech and enter into related financing arrangements with Oramed and certain investors. Additional information regarding these agreements is included in “Part I – Business.” In connection with the anticipated transaction, we received bridge financing from Oramed. On February 12, 2026, we entered into an additional secured promissory note with Oramed with an initial principal amount of $525,000, which may be increased upon mutual consent of the parties. On March 11, 2026, the parties agreed to increase the amount available under this note by an additional $500,000, resulting in an aggregate principal amount of $1,025,000 available under the note. Additional information regarding the Company’s promissory notes is included in Note 9 to the consolidated financial statements. On March 12, 2026, our shareholders approved the transaction. The closing of the transaction remains subject to the satisfaction of customary closing conditions.

b.
On February 24, 2026, the Company effected a one-for-twelve reverse share split of its ordinary shares. As a result of the reverse share split, every twelve issued and outstanding ordinary shares were automatically combined into one ordinary share. All share and per-share amounts presented in these consolidated financial statements have been retroactively adjusted to reflect the reverse share split. Additional information regarding the reverse share split is included in Note 8A to the consolidated financial statements.

c.
On February 19, 2026, we entered into an Intellectual Property Assignment and Technology Transfer Agreement with Skelable Ltd., an Israeli limited liability company, pursuant to which we agreed to acquire certain intellectual property and related technology assets associated with a powered upper-body robotic orthotic system. In connection with the transaction, certain employees of Skelable are expected to enter into employment agreements with us. The consideration for the assets is up to $500,000, payable in instalments subject to the achievement of certain milestones, consisting primarily of our ordinary shares and $20,000 in cash. The transaction remains subject to customary closing conditions, and the initial closing is expected to occur in the near future.