Form 10-Q
period 2026-03-31
Lifeward Ltd.
filed 2026-05-20
CIK 1607962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of May 18, 2026, the registrant had outstanding 2,814,409 ordinary shares.

LIFEWARD LTD. FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026 TABLE OF CONTENTS

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

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward- looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in the section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;

•	our ability to continue as a going concern for the next twelve months;

•	our ability to maintain and grow our reputation and the market acceptance of our products;

•	our ability to achieve reimbursement from third-party payors for Private, Governments, and Medicare & Medicaid Services (“CMS”) coverage for our products, including our ability to successfully submit and gain approval of cases for Medicare coverage through Medicare Administrative Contractors (“MACs”);

•	our ability to successfully integrate Oratech Pharmaceuticals Ltd . into our organization, and realize the anticipated benefits therefrom;

•	the expected timing and results of the ORMD-0801 clinical trial;

•	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;

•	our ability to achieve expected operating efficiencies and sustain or improve operating expense reductions, and our ability to handle any business disruptions that may occur in connection with streamlining operations;

•	our reliance on third-party contract manufacturers for the production of our AlterG Anti-Gravity Systems and our ability to maintain product quality, ensure timely production and delivery, and manage potential supply chain disruptions;

•	our ability to leverage our sales, marketing and training infrastructure;

•	our ability to grow our business through acquisitions of businesses, products or technologies, and the failure to manage acquisitions, or the failure to integrate them with our existing business;

•	our ability to obtain certain components of our products from third-party suppliers and our continued access to our product manufacturers;

•	our ability to improve our products and develop new products;

•	our compliance with medical device reporting regulations to report adverse events involving our products, which could result in voluntary corrective actions or enforcement actions such as mandatory recalls, and the potential impact of such adverse events on our ability to market and sell our products;

•	our ability to gain and maintain regulatory approvals and to comply with any post-marketing requests;

•	the risk of a cybersecurity attack or incident relating to our information technology systems significantly disrupting our business operations;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;

•	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that our ordinary shares will be delisted if we cannot do so;

•	our ability to effectively use the proceeds from our recent offerings of securities;

•	our ability to repay amounts due, and perform our obligations under and comply with the terms and conditions of, our Secured Promissory Notes;

•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company;

•	market and other conditions, including the extent to which inflationary pressures, interest rate and currency rate fluctuations, and changes in trade policies (including tariffs and trade protection measures that have been or may in the future be imposed by the U.S. or other countries), or global instability may disrupt our business operations or our financial condition or the financial condition of our customers and suppliers, including the ongoing Russia-Ukraine conflict, ongoing conflict in the Middle East (including any escalation or expansion) and the increasing tensions between China and Taiwan; and

•	other factors discussed in the “Risk Factors” section of our 2025 annual report on Form 10-K and in our subsequent reports filed with the SEC.

The preceding list is not intended to be an exhaustive list of all forward-looking statements contained in this quarterly report. The statements are based on our beliefs, assumptions, and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance, or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements. In particular, you should consider the risks provided under “Part I, Item 1A. Risk Factors” of our 2025 annual report on Form 10-K, and in other reports subsequently filed by us with, or furnished to, the SEC.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFEWARD LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	11,422	2,169
Restricted Cash	10	240
Clinical trial services asset (1)	366	-
Trade receivables, net of credit losses of $234 and $192, respectively	5,664	6,138
Prepaid expenses and other current assets	1,844	1,528
Inventories	6,251	5,732
Total current assets	25,557	15,807

LONG-TERM ASSETS

Restricted cash and other long-term assets	436	209
Clinical trial services asset (1)	609	-
Operating lease right-of-use assets	1,491	1,544
Property and equipment, net	571	585
Goodwill	4,755	4,755
Total long-term assets	7,862	7,093
Total assets	33,419	22,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Balance relates entirely to a related party arrangement with Oramed Pharmaceuticals Inc.

LIFEWARD LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	6,376	5,590
Employees and payroll accruals	1,285	1,442
Deferred revenues	966	920
Convertible promissory note (2)	-	2,803
Current maturities of operating leases liability	425	425
Other current liabilities	1,583	859
Total current liabilities	10,635	12,039

LONG-TERM LIABILITIES
Convertible promissory notes, net (3)	7,276	-
Warrant liabilities (4)	6,842	-
Deferred revenues	1,208	1,233
Non-current operating leases liability	1,113	1,159
Other long-term liabilities	54	61
Total long-term liabilities	16,493	2,453

Total liabilities	27,128	14,492

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share Authorized: 100,000,000 shares at March 31, 2026 and 75,000,000 December 31, 2025; Issued: 2,826,473 and 1,572,319 shares at March 31, 2026 and December 31, 2025, respectively; Outstanding: 2,778,585 and 1,524,431 shares as of March 31, 2026 and December 31, 2025 respectively (5)	9,418	9,418
Additional paid-in capital	295,608	286,932
Treasury Shares at cost, 47,888 ordinary shares at March 31, 2026 and December 31, 2025	(3,203)	(3,203)
Accumulated deficit	(295,532)	(284,739)
Total shareholders’ equity	6,291	8,408
Total liabilities and shareholders’ equity	33,419	22,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

(2) Represents amounts due to Oramed Pharmaceuticals Inc. as of December 31, 2025. Oramed became a related party upon completion of the March 2026 transaction.

(3) Includes balances attributable to Oramed Pharmaceuticals Inc., a related party, of $6,542 as of March 31, 2026.

(4) Includes balances attributable to Oramed Pharmaceuticals Inc., a related party, of $6,557 as of March 31, 2026.

(5) Reflects the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a to the condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	3,923	$5,034
Cost of revenues	2,581	2,912

Gross profit	1,342	2,122

Operating expenses:
Research and development, net	5,845	918
Sales and marketing	3,271	3,837
General and administrative	2,565	2,220

Total operating expenses	11,681	6,975

Operating loss	(10,339)	(4,853)
Financial expense (income), net (6)	448	(30)

Loss before income taxes	(10,787)	(4,823)
Taxes on income	6	11

Net loss	$(10,793)	$(4,834)

Net loss per ordinary share, basic and diluted	$(6.70)	$(5.53)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted (5)	1,610,969	873,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

(5) Reflects the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a to the condensed consolidated financial statements.

(6) Includes net financing expense comprised of interest expense and changes in fair value of warrant and derivative liabilities related to Oramed Pharmaceuticals Inc., a related party, of $416 for the three months ended March 31, 2026.

LIFEWARD LTD. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (5)	Amount	capital	Shares	deficit	equity

Balance as of December 31, 2024	733,966	$4,590	$282,287	$(3,203)	$(264,825)	$18,849
Share-based compensation to employees and non-employees	-	-	220	-	-	220
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	329	2	(2)	-	-	-
Issuance of ordinary shares, net of issuance expenses in the amount of $779 (7)	151,515	869	3,352	-	-	4,221
Net loss	-	-	-	-	(4,834)	(4,834)
Balance as of March 31, 2025	885,810	$5,461	$285,857	$(3,203)	$(269,659)	$18,456

Balance as of December 31, 2025	1,524,431	$9,418	$286,932	$(3,203)	$(284,739)	$8,408
Share-based compensation to employees and non-employees	-	-	177	-	-	177
Issuance of ordinary shares upon vesting of RSUs by employees and non-employees	3,791	-	-	-	-	-
Issuance of ordinary shares in connection with the Oratech transaction (8)	1,250,363	-	8,499	-	-	8,499
Net loss	-	-	-	-	(10,793)	(10,793)
Balance as of March 31, 2026	2,778,585	$9,418	$295,608	$(3,203)	$(295,532)	$6,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

(5) Reflects the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a to the condensed consolidated financial statements.

(7) See Note 8f to the condensed consolidated financial statements.

(8) See Note 6 to the condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities:
Net loss	$(10,793)	$(4,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59	90
Share-based compensation	177	220
Amortization of acquired in-process R&D asset	4,947	-
Warrant and derivative liabilities issuance cost	113	-
Amortization of discount and issuance costs of convertible note	940	-
Change in fair value of warrant and derivative liabilities	(525)	-
Exchange rate fluctuations	(3)	(7)
Changes in assets and liabilities:
Trade receivables, net	474	839
Prepaid expenses and other assets	(256)	(271)
Operating lease right-of-use assets	53	91
Inventories	(624)	(86)
Trade payables	1,228	(806)
Employees and payroll accruals	(157)	(158)
Deferred revenues	21	(72)
Operating lease liabilities	(46)	(261)
Other liabilities	717	(238)
Net cash used in operating activities	(3,675)	(5,493)

Cash flows used in investing activities:
Purchase of property and equipment	-	(5)
Cash acquired in connection with the acquisition of Oratech (9)	6,500	-
Net cash provided by (used in) investing activities	6,500	(5)

Cash flows from financing activities:
Issuance of ordinary shares in a “registered direct” offering, net of issuance expenses in the amount of $529 (7)	-	4,471
Net proceeds from issuance of Additional Notes (10) (11)	1,025	-
Net proceeds from issuance of New Notes (10) (12)	1,955	-
Net proceeds from issuance of derivative liabilities (10) (12)	1,820	-
Net proceeds from issuance of warrant liabilities (10) (12)	1,622	-
Net cash provided by financing activities	6,422	4,471

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	3	7
Increase (Decrease) in cash, cash equivalents, and restricted cash	9,250	(1,020)
Cash, cash equivalents, and restricted cash at beginning of period	2,579	7,108
Cash, cash equivalents, and restricted cash at end of period	$11,829	$6,088
Supplemental disclosures of non-cash flow information
Classification of inventory to property and equipment, net	$45	$5
Recognition of warrant liability upon issuance of New Notes	$1,175	$-
Recognition of derivative liability associated with New Notes	$1,317	$-
Expenses related to offerings not yet paid (7)	$-	$250
Supplemental cash flow information:
Cash and cash equivalents	$11,422	$5,728
Restricted cash	407	360
Total Cash, cash equivalents, and restricted cash	$11,829	$6,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

(7) See Note 8f to the condensed consolidated financial statements.

(9) Represents cash acquired in connection with the acquisition of Oratech from Oramed Pharmaceuticals Inc., a related party, of $6,500.

(10) See Note 9 to the condensed consolidated financial statements.

(11) Represents proceeds from issuance of Additional Notes to Oramed Pharmaceuticals Inc., a related party, of $1,025 for the three months ended March 31, 2026.

(12) Includes proceeds from issuance of New Notes, derivative liabilities and warrant liabilities to Oramed Pharmaceuticals Inc., a related party, of $4,397 for the three months.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	GENERAL

a.	Lifeward Ltd. (“LL,” and together with its subsidiaries, the “Company”) was originally incorporated under the laws of the State of Israel on June 20, 2001, and commenced operations on the same date under the name Argo Medical Technologies Ltd. This name was later changed to ReWalk Robotics Ltd. on June 18, 2014. On January 29, 2024, the Company announced that it had rebranded as Lifeward, with each subsidiary of LL renamed to reflect the new corporate identity. The Company officially changed its name to Lifeward Ltd. on September 10, 2024.

b.	LL has three wholly owned (directly and indirectly) subsidiaries: (i) Lifeward, Inc. (“LI”) originally incorporated under the laws of Delaware on February 15, 2012 under the name of ReWalk Robotics, Inc., (ii) Lifeward GMBH (“LG”) originally incorporated under the laws of Germany on January 14, 2013 under the name of ReWalk Robotics GMBH, and (iii) Lifeward CA, Inc. ( “LCAI”) originally incorporated in Delaware on October 21, 2004 under the name of Gravus, Inc., which was later changed to AlterG, Inc. on June 30, 2005, and (iv) Oratech Pharmaceuticals Ltd. (“Oratech”), incorporated under the laws of the State of Israel on March 18, 2026.

c.	The Company is a medical device company that designs, develops, and commercializes life-changing solutions that span the continuum of care in physical rehabilitation and recovery, delivering proven functional and health benefits in clinical settings as well as in the home and community, now complemented by a biomedical pipeline. The Company’s initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (collectively, the “SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use the Company’s patented tilt-sensor technology and an on-board computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury the ability to stand and walk again during everyday activities at home or in the community.

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

In March 2026, the Company expanded its strategic initiatives into biomedical technologies through the acquisition of Oratech, a wholly owned subsidiary focused on the development and commercialization of innovative pharmaceutical technologies and clinical-stage assets. As part of the transaction, the Company acquired intellectual property and related rights associated with ORMD-0801, an oral insulin candidate based on proprietary oral delivery technology, together with certain rights related to the management of future clinical development activities.

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

d.	Beginning in the second quarter of 2025, the Company transitioned the manufacturing of its ReWalk exoskeleton products to its facility in Yokneam, Israel, where the Company currently manufactures these systems. The Company depends on one contract manufacturer to manufacture the AlterG products in its portfolio, Cirtronics Corporation. Reliance on this vendor makes the Company vulnerable to possible capacity constraints and reduces control over component availability, delivery schedules, manufacturing yields and costs.

e.	As of March 31, 2026, the Company incurred a consolidated net loss of $10.8 million and, as of March 31, 2026, had an accumulated deficit in the total amount of $295.5 million. The Company’s cash and cash equivalents as of March 31, 2026 totaled $11.4 million and the Company’s negative operating cash flow for the three months ended March 31, 2026 was $3.7 million.

The Company expects to continue to generate operating losses and negative operating cash flows in the foreseeable future and will require additional funding to support its planned operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional capital through one or more financing in order to meet its anticipated cash requirements. On March 25, 2026, the Company completed the previously announced strategic transaction and related financing arrangements, as further described in Notes 6 and 9. The transaction provided the Company with additional liquidity to support its operations. However, despite the additional financing received, management determined that the Company’s existing cash resources are not sufficient to fund planned operations for at least 12 months from the date of issuance of these consolidated financial statements.

If the Company is unable to obtain additional capital, management may implement measures intended to manage cash expenditures and preserve liquidity. These measures may include prioritizing research and development activities, delaying certain product development initiatives, and reducing discretionary operating expenses such as marketing, travel and other non-essential costs.

Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern for at least 12 months from the date of issuance of these consolidated financial statements.

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

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the 2025 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025 (the “2025 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the consolidated financial statements for the fiscal year ended December 31, 2025, included in the 2025 Form 10-K, unless otherwise stated.

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

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

		Fair value measurements as of
Description	Fair Value Hierarchy	March 31, 2026	December 31, 2025

Financial Liabilities:
Pre-Funded Warrant Liability	Level 3	2,154	-
Derivative liability	Level 3	3,197	1,366
Warrant Liability	Level 3	4,688	-
Total liabilities measured at fair value		$10,039	$1,366

The estimated fair value of the derivative liability and warrant liability is using the Black-Scholes option-pricing model, which is a Level 3 fair value measurement. The model requires the use of several key assumptions, including the stock price, exercise price, expected term, expected volatility, risk-free interest rate, expected dividend yield and assumptions related to the Company’s non-performance risk and other company-specific risk adjustments, which represent significant unobservable inputs.

The estimated fair value of the pre-funded warrant liability was based on the quoted fair value of the underlying instrument, adjusted for company-specific risk considerations and other valuation assumptions. As the valuation incorporated significant unobservable inputs, the pre-funded warrant liability was classified as a Level 3 fair value measurement under ASC 820.

The following table provides the inputs used for Level 3 fair value measurements of derivative liability:

	March 31, 2026	December 31, 2025
Stock price	$6.63	$6.96
Term (in years)	2.99	0.37
Volatility	80.01%	87.91%-93.12%
Risk-free rate	3.88%	3.65%-3.65%
Dividend yield	0%	0%

The following table provides the inputs used for Level 3 fair value measurements of warrant liability:

	March 31, 2026	December 31, 2025
Stock price	$6.63	$-
Term (in years)	4.99	-
Volatility	72.37%	-
Risk-free rate	4.01%	-
Dividend yield	-	-

Derivative liability at fair value

The following table summarizes the derivative liability activity as of March 31, 2026 (in thousands):

Derivative liability
Balance December 31, 2025	$1,366
Issuance of derivative liability	2,478
Change in fair value	(647)
Balance March 31, 2026	$3,197

Pre-Funded Warrant and Warrant Liabilities at Fair Value

The following table summarizes the warrant liability activity as of March 31, 2026 (in thousands):

Warrant liability
Balance December 31, 2025	$-
Issuance of warrant liability	6,720
Change in fair value	122
Balance March 31, 2026	$6,842

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

b.	Convertible Promissory Notes

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

The Company applies ASC 815, “Derivatives and Hedging” to all features related to convertible debt. When features meet the definition of a derivative that do not qualify for any scope exceptions within ASC 815, they are required to be accounted for separately from the debt instrument and recorded as derivative instrument liabilities. The fair value assigned to the embedded derivative instruments is marked to market in each reporting period. The Company has recorded embedded derivative liabilities related to the convertible promissory note. Liability classified bifurcated embedded derivatives are presented in the same line item with the related debt host liability

For further information regarding the convertible promissory notes, see Note 9.

c.	Revenue Recognition

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

Disaggregation of Revenues (in thousands):

	Three Months Ended March 31,
	2026	2025
Sale of products	$2,967	$3,726
Lease of products	409	460
Service and warranties	547	848
Total Revenue	$3,923	$5,034

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

For contracts with Medicare, the Company determines the amount of variable consideration that should be included at the transaction price, using contractual agreements and historical reimbursement experience with Medicare. The Company applies constraint to the transaction price, such that revenue is recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect revenue in the period such adjustments become known. During the three-month period ended March 31, 2026, as a result of a change in estimate, the Company increased revenue by approximately $0.1 million , due to the consideration ultimately received compared with the amounts previously estimated.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Contract balances (in thousands):

	March 31,	December 31,
	2026	2025
Trade receivable, net of credit losses	$5,664	$6,138
Deferred revenues (1)	$2,174	$2,153

a.	During the three months ended March 31, 2026, $443 thousand of the December 31, 2025 deferred revenues balance was recognized as revenues.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations, multi-year services contracts, as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized.

The Company’s unearned performance obligations as of March 31, 2026 and the estimated revenue expected to be recognized in the future amounts to $2.4 million, which will be fulfilled over one to five years.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d.	Concentrations of Credit Risks:

The below table reflects the concentration of credit risk for the Company’s current customers as of March 31, 2026, to which substantial sales were made:

	March 31,	December 31,
	2026	2025
Customer A	62%	56%

The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and future expected economic conditions. The Company does not have any off-balance sheet credit exposure related to its customers. As of March 31, 2026 and December 31, 2025 trade receivables are presented net of allowance for credit losses in the amount of $234 thousand and $192 thousand respectively.

e.	Warranty provision

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2025	$343
Provision	133
Usage	(136)
Balance at March 31, 2026	$340

f.	Basic and diluted net loss per ordinary share:

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

As of March 31, 2026 and 2025, outstanding warrants, pre-funded warrants, share options and convertible notes convertible or exercisable into 6,973,007 and 357,779 ordinary shares, respectively, were excluded from the calculation of diluted loss per ordinary share because their effect would have been anti-dilutive.

g.	Goodwill and acquired intangible assets

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

The Company concluded that no impairment of goodwill was identified for the three months ended March 31, 2026 and 2025. Refer to Note 5 for further details.

h.	Acquired In-Process Research and Development

In an asset acquisition, the initial costs of rights to in-process research and development projects acquired are expensed as R&D in the consolidated statements of operations unless the in-process research and development has an alternative future use. In a business combination, the fair value of in-process research and development is capitalized as an indefinite-lived intangible asset, regardless of whether the in-process research and development asset has an alternative future use.

During the three months ended March 31, 2026, the Company recognized approximately $4.9 million of acquired in-process research and development expense related to the Oratech asset acquisition, as the acquired in-process research and development assets were determined to have no alternative future use.

i.	Restricted cash and Other long-term assets:

Other long-term assets include long-term prepaid expenses and restricted cash deposits for offices and cars leasing based upon the term of the remaining restrictions.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

j.	New Accounting Pronouncements

Recently Implemented Accounting Pronouncements

In July 2025, the Financial Accounting Standard Board (“FASB”) issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets. The Company adopted this guidance on January 1, 2026. on a prospective basis, and elected the practical expedient provided by ASU 2025-05. Under this expedient, the Company assumes that economic conditions as of the balance sheet date remain unchanged for the remaining life of all current accounts receivable and current contract assets arising from transactions under ASC 606. The Company continues to estimate expected credit losses for non-current receivables and contract assets in accordance with ASC 326. The adoption did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

i.	In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

ii.	In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduce two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The guidance is effective for the Company beginning December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statement.

iii.	In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact on its consolidated financial statement disclosures.

NOTE 4:	INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Finished products	$3,438	$3,689
Work in process	151	38
Raw materials	2,662	2,005
	$6,251	$5,732

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company periodically evaluates whether events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. During the second quarter of 2025, the Company experienced a decline in its stock price, resulting in its market capitalization falling below the carrying value of its single reporting unit. Accordingly, the Company performed a quantitative goodwill impairment assessment.

The fair value of the reporting unit was determined using a market approach, which incorporates the Company’s market capitalization adjusted by an appropriate control premium. Market capitalization is calculated by multiplying the number of shares of common stock outstanding by the market price of the Company’s common stock. The control premium represents the amount a market participant would pay to obtain a controlling interest and was estimated based on publicly available data for comparable transactions.

As a result of this assessment, the Company recorded a goodwill impairment charge of $2.8 million during the year ended December 31, 2025.

NOTE 6:	ASSET ACQUISITION

On March 25, 2026, the Company completed the acquisition of Oratech in accordance with the terms of the Share Purchase Agreement (“SPA”) entered into by the parties on January 12, 2026.

As consideration for the transaction, the Company issued an aggregate of 1,250,363 Ordinary Shares and Pre-Funded Warrants to purchase 1,006,113 Ordinary Shares. In addition, the Company issued 1,296,296 freestanding warrants to purchase Ordinary Shares at an exercise price of $5.4 per share and agreed to pay Oramed Pharmaceuticals, Inc. (“Oramed”) certain quarterly revenue sharing payments based on future sales.

The Company concluded that the Oratech acquisition should be accounted for as an asset acquisition. As such, the consideration paid in the asset acquisition was allocated to the purchased assets. The asset acquisition total consideration was $12.4 million and was comprised of the fair values of the Ordinary Shares, Pre-Funded Warrants and Warrants. The revenue sharing arrangement was excluded from consideration as it did not meet the definition of a derivative under ASC 815.

The acquired assets primarily consist of patented technology and cash in the amount of $6.5 million In connection with the agreement, the Company also entered into a clinical trial management agreement with Oramed in which Oramed will provide clinical trial management services for the Company in connection with the acquired intellectual property. The Company concluded that the costs of the clinical trial services under the agreement are below market value, and as such, the Company recognized approximately $1.0 million as a prepaid asset for future services. The total consideration allocated to the intellectual property was $5.9 million.

The total consideration transferred was allocated to the acquired assets as follows (in thousands):

Asset	Allocated Cost
Cash acquired	$6,500
Prepaid clinical trial services asset	$975
In-process research and development (“IPR&D”)	$4,947
Total	$12,422

As the acquired IPR&D asset was determined to have no alternative future use, the allocated value was immediately recognized as research and development expense.

The pre-funded warrants and the freestanding warrants that were allocated to the asset acquisition were classified as liabilities, measured at fair value through earnings, as these instruments are not indexed to the Company's own stock.

NOTE 7:	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of March 31, 2026, non-cancelable outstanding obligations amounted to approximately $10.4 million.

b.	Operating lease commitment:

(i)	The Company operates from leased facilities in Israel, the United States and Germany. These leases expire in 2030. A portion of the Company’s facilities leases is generally subject to annual changes in the Consumer Price Index (the “CPI”). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(ii)	LL and LG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2026 and 2029. A subset of the Company’s car leases is considered variable. The variable lease payments for such car leases are based on actual mileage incurred at the stated contractual rate. LL and LG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $33 thousand as of March 31, 2026.

c.	Government grants

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (“IIA”). Since the Company’s inception through March 31, 2026, the Company received funding from the IIA in the total amount of $2.8 million. Out of the $2.8 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $833 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the SOFRPR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of March 31, 2026, the Company paid royalties to the IIA in the total amount of $117 thousand.

There were no royalty expenses for the three months ended March 31, 2026 and 2025 respectively.

As of March 31, 2026, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

As part of the Company’s other long-term assets and restricted cash, an amount of $407 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

No fractional shares were issued in connection with the reverse share split and fractional shares were rounded down to the nearest whole share.

b.	Share option plans:

As of March 31, 2025, and December 31, 2025, the Company had reserved 224,439 and 39,851 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers, and consultants pursuant to equity awards granted under the Company’s 2025 Incentive Compensation Plan (the “2025 Plan”). The Company’s shareholders approved the 2025 Plan on August 1, 2025, and it became effective on the same date. Certain awards granted under the Company’s prior 2014 Incentive Compensation Plan (the “2014 Plan”) remain outstanding and continue to be governed by its terms.

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

The fair value for options granted during the three months ended March 31, 2026, was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected volatility	95.1%	-
Risk-free rate	4.1%	-
Dividend yield	-	-
Expected term (in years)	6.08	-
Share price	$6.53	-

There were no options granted during the three months that ended March 31, 2025.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of employee and non-employee share options activity during  the three months ended March 31, 2026, is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2025	52,450	$13.86	9.43	$-
Granted	212,692	6.53	-	-
Exercised	-	-	-	-
Forfeited	(3)	2,142	-	-
Options outstanding as of March 31, 2026	265,139	$10.41	9.83	$21

Options exercisable as of March 31, 2026	364	$1,979.98	0.21	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the three months ended March 31, 2026 and 2025.

A summary of employee and non-employee RSUs activity during the three months ended March 31, 2026 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs as of December 31, 2025	$73,433	$15.30
Granted	45,941	6.53
Vested	(3,791)	9.52
Forfeited	(7,802)	13.80
Unvested RSUs as of March 31, 2026	$107,781	$11.88

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2026 was $6.53. No RSUs were granted during the three months ended March 31, 2025.

As of March 31, 2026, there were $2.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 and 2025 Plan. This cost is expected to be recognized over a period of approximately 3.4 years.

The number of options and RSUs outstanding as of March 31, 2026 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of March 31, 2026	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of March 31, 2026	Weighted average remaining contractual life (years) (1)
RSUs only	107,781	-	-	-
$6.53	212,692	9.99	-	-
$8.6	18,750	9.38	-	-
$14.70	33,333	9.18	-	-
$450.70	147	-	147	-
$2,257.5-$18,270	217	0.35	217	0.35
	372,920	9.83	364	0.21

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Share-based awards to non-employee consultants:

As of March 31, 2026, there are no outstanding options or RSUs held by non-employee consultants.

d.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expenses for both employees and non-employees in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$5	$4
Research and development, net	37	36
Sales and marketing	58	82
General and administrative	77	98
Total	$177	$220

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable that were classified as equity as of March 31, 2026:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
December 8, 2020 (1)	6,984	$112.56	6,984	June 8, 2026
December 8, 2020 (2)	1,294	$150.54	1,294	June 8, 2026
February 26, 2021 (3)	64,998	$302.40	64,998	August 26, 2026
February 26, 2021 (4)	7,800	$384.56	7,800	August 26, 2026
September 29, 2021 (5)	95,314	$168.00	95,314	March 29, 2027
September 29, 2021 (6)	11,437	$213.68	11,437	September 27, 2026
January 8, 2025 (7)	151,514	$33.00	151,514	January 10, 2028
January 8, 2025 (8)	9,088	$41.25	9,088	January 10, 2028
June 26, 2025 (9)	333,328	$7.8	333,328	June 26, 2030
June 26, 2025 (10)	20,000	$9.75	20,000	June 26, 2030
	701,757		701,757

(1)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in December 2020. As of March 31, 2026, 42,834 warrants were exercised for a total consideration of $4,821,416. During the three months that ended March 31, 2026, no warrants were exercised.

(2)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s December 2020 private placement. As of March 31, 2026, 2,690 warrants were exercised for a total consideration of $405,003. During the three months that ended March 31, 2026, no warrants were exercised.

(3)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in February 2021.

(4)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2021 private placement.

(5)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in September 2021.

(6)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s September 2021 registered direct offering.

(7)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in January 2025.

(8)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s January 2025 registered direct offering.

(9)	Represents warrants that were issued to certain institutional investors in connection with the Company’s public offering of ordinary shares in June 2025.

(10)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s public offering of ordinary shares in June 2025.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f.	Equity raise:

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

NOTE 9:	CONVERTIBLE NOTES

On November 14, 2025, the Company entered into a Secured Promissory Note (the ”Original Note”) with Oramed in the principal amount of $3.0 million.

In February and March 2026, the Company entered into additional Secured Promissory Notes (the “Additional Notes”) with Oramed, pursuant to which the Company issued non-convertible secured promissory notes in the aggregate principal amount of $1.025 million. The Additional Notes are secured by a lien on the Company’s cash, accrue interest at a rate of 24% per annum, and mature on the earlier of August 12, 2026, or the failure to obtain shareholder approval of the transactions contemplated by the Securities Purchase Agreement and the SPA.

On March 25, 2026, the Company, Oramed and Creative Value Capital ("CVC") entered into a new agreement pursuant to which the Company issued convertible notes (the "New Notes") and freestanding warrants to Oramed and CVC. Under the terms of the Original Note, if a subsequent financing involving convertible notes was consummated, the Original Note, including accrued and unpaid interest, would automatically convert into the New Notes upon consummation of such financing. In addition, under the terms of the Additional Notes, Oramed had the option to convert the Additional Notes into the New Notes. As such, the Company issued the New Notes in an aggregate principal amount of $10 million and 1,851,851 freestanding warrants with an exercise price of $5.4 per share. In addition, pursuant to the terms of the agreement, the Company may issue up to an additional $10 million principal amount of New Notes, convertible on substantially the same terms as the existing New Notes, upon the achievement of certain specified milestones. Net cash proceeds received by the Company were approximately $5.4 million after giving effect to the exchange of the Original Note and the Additional Notes into the New Notes. The New Notes provide for a secured term loan in an aggregate principal amount of $10.0 million. The loan bears interest at the rate of 8% per annum and matures on March 25, 2029. The New Notes are convertible into 1,851,851 Ordinary Shares at a conversion price of $5.4 per share. The New Notes are secured by a lien on the Company’s cash and contain customary representations, covenants, and events of default. As of March 31, 2026, the Company was in compliant with all covenants.

The Company concluded that the warrants and the New Notes were freestanding financial instruments. The warrants were classified as liabilities, measured at fair value through earnings as the warrants are not indexed to the Company's own stock. The Company also concluded that the conversion feature met the definition of a derivative and should be bifurcated from the debt host liability. As such, the Company recognized the warrants and the embedded derivative liability at fair value, with the remaining proceeds allocated to the debt host. The debt host was subsequently measured using the effective interest method. The Company derecognized the Original Note and the Additional Notes in connection with the exchange of such notes for the New Notes. The carrying amounts of the warrants, embedded derivative and the debt host, as of March 31, 2026 were $2,848, $3,197 and $4,079, respectively.

For the three months ended March 31, 2026, the Company recognized total interest expense of $940 thousand related to the Original Note, the Additional Notes, and the New Notes.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10:	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Oratech completed on March 25, 2026, the Company entered into various financing and commercial arrangements with Oramed, which is considered a related party to the Company due to its significant ownership interest in the Company and representation on the Company’s board of directors.

a.	Related Party Financing Arrangements

As part of the transaction, the Company issued convertible promissory notes and warrants to Oramed. As of March 31, 2026, the Company recorded convertible promissory notes, net, of approximately $6.5 million attributable to Oramed and warrant liabilities of approximately $2.6 million attributable to warrants held by Oramed in connection with these financing arrangements. The carrying value of the convertible promissory notes reflects the allocation of proceeds among the various financing instruments and the related accounting treatment.

Refer to Note 3, Significant Accounting Policies, and Note 9, Convertible Promissory Notes, for additional information regarding the terms and accounting treatment of these financing arrangements.

b.	Asset Acquisition Transaction

In connection with the transaction, the Company completed the acquisition of Oratech pursuant to a SPA entered into with Oramed. Refer to Note 6, Asset Acquisition, for additional information regarding the transaction and the related accounting treatment. The acquired assets primarily included intellectual property and other contractual rights related to Oratech’s product development and clinical trial activities. In connection with the transaction, the Company also entered into arrangements related to future clinical trial activities.

As part of the consideration transferred in the transaction, the Company issued pre-funded warrants and freestanding warrants to Oramed. These instruments were classified as liabilities and recorded at fair value in accordance with applicable U.S. GAAP. As of March 31, 2026, liabilities associated with such pre-funded warrants and freestanding warrants issued to Oramed were approximately $4.0 million.

In addition, the Company agreed to make revenue sharing payments to Oramed based on future sales, subject to certain caps and termination provisions.

During the three months ended March 31, 2026, the Company recognized approximately $4.9 million of research and development expense associated with acquired in-process research and development assets that were determined to have no alternative future use.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.	Clinical Trial Services Arrangements

The clinical trial services arrangements include future clinical development, project management, regulatory and operational support services expected to be provided over a 24-month period. Management’s estimate of the fair value associated with such arrangements required significant judgment and was based on assumptions regarding the scope of services, expected costs, specialized expertise, execution capabilities and market participant considerations. The Company believes the assumptions utilized are consistent with market participant assumptions.

As of March 31, 2026, the Company recorded a clinical trial services asset of $975 thousand associated with the estimated value of future services expected to be provided under these arrangements.

Certain members of the Company’s Board of Directors are affiliated with Oramed.

NOTE 11:	FINANCIAL INCOME, NET

The components of financial expense (income), net were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Foreign currency transactions and other	$13	$(5)
Income from derivatives measurement	(525)	-
Interest expense (income)	934	(56)
Bank fees and commissions	26	31
	$448	$(30)

NOTE 12:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues mainly from products, lease revenues and warranty and services (see Note 1 for a brief description of the Company’s business and Note 3c for details on the Company's revenue recognition).

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

The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues based on customer’s location:
United States	$2,361	$3,209
Germany	704	780
Europe	697	555
Asia-Pacific	52	42
Rest of the world	109	448
Total revenues	$3,923	$5,034

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of long-lived assets within geographic areas (in thousands):

	March 31,	December 31,
	2026	2025
Long-lived assets by geographic region (*):
Israel	$1,524	$1,579
United States	507	545
Germany	31	5
	$2,062	$2,129

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Three Months Ended March 31,
	2026	2025
Major customer data as a percentage of total revenues:
Customer A	13.6%	15.4%

NOTE 13:	SUBSEQUENT EVENTS

On May 18, 2026, the Company completed the initial closing under the Intellectual Property Assignment and Technology Transfer Agreement with Skelable Ltd. In connection with the closing, the Company issued 34,328 ordinary shares and paid $20 thousand in cash as consideration for the acquired intellectual property and related technology assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2026 (the “2025 Form 10-K”). In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of factors that could cause or contribute to these differences, see “Special Note Regarding Forward-Looking Statements” above.

Overview

We are a medical device company that designs, develops, and commercializes life-changing solutions that span the continuum of care in physical rehabilitation and recovery, delivering proven functional and health benefits in clinical settings as well as in the home and community, now complemented by a biomedical pipeline. Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury (“SCI”) the ability to stand and walk again during everyday activities at home or in the community. In March 2023, we received clearance of our premarket notification (“510(k)”) from the U.S. Food and Drug Administration (“FDA”) for the ReWalk Personal Exoskeleton with stair and curb functionality, which adds usage on stairs and curbs to the indication for use for the device in the U.S. The clearance permits U.S. customers to participate in more walking activities in real-world environments in their daily lives where stairs or curbs may have previously limited them when using the exoskeleton for its intended, FDA-indicated uses. This feature has been available in Europe since initial CE Clearance, and real-world data from a cohort of 47 European users throughout a period of over seven years consisting of over 18,000 stair steps, were collected to demonstrate the safety and efficacy of this feature and support the FDA submission. In March 2025, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the ReWalk 7 Personal Exoskeleton device, a next-generation ReWalk model.

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

In February 2026, we entered into an Intellectual Property Assignment and Technology Transfer Agreement with Skelable Ltd., an Israeli technology company, pursuant to which we agreed to acquire certain intellectual property and related technology assets associated with a powered upper-body robotic orthotic system designed to assist individuals with impaired upper-limb function, including stroke survivors. The transaction was completed on May 18, 2026. As part of the transaction, certain key employees of Skelable joined the Company. The consideration consists primarily of our ordinary shares and is subject to the achievement of certain milestones. The technology remains under development and is intended to expand our neurorehabilitation platform beyond lower-limb exoskeleton systems.

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

In March 2026, we closed the previously announced acquisition of all of the outstanding equity interests of Oratech. In connection with the transaction, we will develop ORMD-0801, an oral protein delivery technology. We are advancing preparations for a planned Phase 2 trial for ORMD-0801.

First Quarter 2026 Business Highlights

•	Completed the strategic transaction with Oramed, including the equity-based acquisition of Oratech and receipt of approximately $10.0 million in financing proceeds

•	Advanced preparations for the planned Phase 2 clinical study of ORMD-0801 utilizing assets and funding associated with the Oratech transaction

•	Entered into an agreement to acquire certain powered upper-body exoskeleton technology assets from Skelable Ltd., expanding the Company’s neurorehabilitation technology platform for individuals with upper-limb mobility limitations

•	ReWalk Personal exoskeleton revenue increased year-over-year, driven by expanded distribution channels, international sales growth and reimbursement progress with major Medicare Advantage payors

•	Reduced quarterly operating cash burn by approximately 33% year-over-year through continued operational efficiencies and disciplined working capital management

•	Continued implementing operational and supply chain initiatives intended to support long-term scalability and improved cash utilization

Results of Operations for the Three Months Ended March 31, 2026 and March 31, 2025

Our operating results for the three months ended March 31, 2026, as compared to the same period in 2025, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended March 31,
	2026	2025
Revenues	$3,923	$5,034
Cost of revenues	2,581	2,912

Gross profit	1,342	2,122

Operating expenses:
Research and development, net	5,845	918
Sales and marketing	3,271	3,837
General and administrative	2,565	2,220

Total operating expenses	11,681	6,975

Operating loss	(10,339)	(4,853)
Financial expense (income), net	448	(30)

Loss before income taxes	(10,787)	(4,823)
Taxes on income	6	11

Net loss	$(10,793)	$(4,834)

Net loss per ordinary share, basic and diluted	$(6.70)	$(5.53)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted (1)	1,610,969	873,845

(1) Reflects the one-for-twelve reverse share split that became effective on February 24, 2026.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue

Our revenue for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$3,923	$5,034

Revenues are derived from the sale of ReWalk, AlterG, ReStore, and MyoCycle systems. We also generate revenue from the sale of extended warranties and the provision of repair services for the products that we sell.

Revenue was $3.9 million during the three months ended March 31, 2026, a decrease of $1.1 million, or 22%, compared to the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in AlterG revenue of approximately $1.3 million, mainly due to lower unit shipments in the U.S. and internationally resulting from timing issues associated with working capital constraints impacting sourcing and supply chain activities. The decline was partially offset by increased ReWalk revenue.

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

Gross Profit

Our gross profit for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Gross profit	$1,342	$2,122

Gross profit was $1.3 million, or 34.2% of revenue, for the three months ended March 31, 2026, compared to $2.1 million, or 42.2% of revenue, for the three months ended March 31, 2025. The decrease in gross margin was primarily attributable to lower sales volumes and the resulting lower absorption of fixed manufacturing overhead, as well as higher tariffs and foreign exchange rate fluctuations.

gross profit and gross margin to improve over time as revenue volumes increase, manufacturing overhead is absorbed over a larger revenue base, and we continue to realize operational efficiencies and cost reduction initiatives.

Research and Development Expenses, net

Our research and development expenses, net, for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses, net	$5,845	$918

Research and development expenses were $5.8 million for the three months ended March 31, 2026, an increase of $4.9 million, compared to the three months ended March 31, 2025. The increase was primarily attributable to a one-time acquired IPR&D charge of approximately $4.9 million related to the Oratech acquisition.

We expect to focus our research and development efforts on product improvements and ongoing enhancements to our current products, as well as initiatives aimed at reducing material costs for our ReWalk and AlterG product lines. In addition, we commenced development and integration activities related to the technologies acquired as part of the Skelable transaction and expect to continue investing in these initiatives.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Sales and marketing expenses	$3,271	$3,837

Sales and marketing expenses were $3.3 million for the three months ended March 31, 2026, a decrease of $0.6 million, or 15%, compared to the three months ended March 31, 2025. The decrease primarily reflects improved productivity and efficiency in marketing and sales operations, as well as lower reimbursement and marketing consultant expenses.

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

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$2,565	$2,220

General and administrative expenses were $2.6 million for the three months ended March 31, 2026, an increase of $0.3 million, or 16%, compared to the same period in 2025. The increase was primarily attributable to approximately $0.6 million of one-time professional and legal expenses related to the strategic transaction and related financing activities. Excluding these expenses, general and administrative expenses decreased compared to the same period in 2025.

Financial Expense (income), Net

Our financial expense (income), net, for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Financial expense (income), net	$448	$(30)

Financial expense (income), net, increased by $0.5 million, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily attributable to interest expense recognized in connection with the convertible note transaction, partially offset by the fair value change of a derivative component, as well as lower interest income due to reduced cash balances and unfavorable foreign currency exchange rate fluctuations.

Income Taxes

Our income tax for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Taxes on income	$6	$11

Income taxes decreased by $5 thousand, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower taxable income in one foreign jurisdiction.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed financial statements requires us to make estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, judgments, and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our condensed financial statements and related disclosures. See Note 2 to our audited consolidated financial statements included in our 2025 Form 10-K for a description of the significant accounting policies that we used to prepare our consolidated financial statements.

There have been no material changes to our critical accounting policies or our critical judgments from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our 2025 Form 10-K, except for the updates provided in Note 3 of our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report.

Recent Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements set forth in “Part I, Item 1. Financial Statements” of this quarterly report for information regarding new accounting pronouncements.

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Since inception, we have funded our operations primarily through the sale of our equity securities and convertible notes to investors in private placements, the sale of our equity securities in public offerings, cash exercises of outstanding warrants, the incurrence of bank debt and loans.

As of March 31, 2026, we had cash and cash equivalents of $11.4 million. We had an accumulated deficit in the total amount of $295.5 million as of March 31, 2026 and further losses are anticipated in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

We intend to finance operating costs over the next twelve months with existing cash on hand, potential reduction in operating cash burn and future issuances of equity and debt securities, or through a combination of the foregoing. However, we will also need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the three months ended March 31, 2026 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Our anticipated primary uses of cash are funding (i) sales, marketing, and promotion activities related to market development for our ReWalk Personal Exoskeleton device and AlterG Anti-Gravity system, broadening third-party payor and CMS coverage for our ReWalk Personal Exoskeleton device and commercializing our new product lines added through distribution agreements; (ii) development of future generation designs for our ReWalk device, new AlterG products utilizing DAP technology, advancement of the ORMD-0801 development program and related clinical activities and the development and commercialization of the upper-body exoskeleton technology acquired from Skelable for potential personal health and rehabilitation applications across multiple indications; (iii) routine product updates; (iv) potential acquisitions of businesses and (v) general corporate purposes, including working capital needs. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, the attractiveness of potential acquisition candidates and international expansion. If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, we may seek to sell additional equity or debt securities, arrange for additional bank debt financing, or refinance our indebtedness. There can be no assurance that we will be able to raise such funds on acceptable terms. For more information, see “Part I, Item 1A. Risk Factors-We have concluded that there is substantial doubt as to our ability to continue as a going concern” of our 2025 Form 10-K.

Equity Raises

Use of Form S-3

Beginning with the filing of our Form 10-K on February 17, 2017, we were subject to limitations under the applicable rules of Form S-3, which constrained our ability to secure capital with respect to public offerings pursuant to our effective Form S-3. These rules limit the size of primary securities offerings conducted by issuers with a public float of less than $75 million to no more than one-third of their public float in any 12-month period. At the time of filing our 2025 Form 10-K, we were subject to these limitations because our public float did not reach at least $75 million in the 60 days preceding the filing of our 2025 Form 10-K. We will continue to be subject to these limitations until such time as our public float reaches at least $75 million. When we file our next annual report for the year ended December 31, 2026, we will also be required to re-test our status under these rules. These limitations do not apply to secondary offerings for the resale of our ordinary shares or other securities by selling shareholders or to the issuance of ordinary shares upon conversion by holders of outstanding convertible securities, such as warrants. We have registered up to $100 million of ordinary shares, warrants and/or debt securities and certain other outstanding securities with registration rights on our registration statement on Form S-3, which was declared effective by the SEC in January 2026 (the “2026 Shelf Registration Statement”).

Equity Offerings and Warrant Exercises

On January 7, 2025, we entered into a purchase agreement with certain institutional investors for the issuance and sale of 151,515 ordinary shares and ordinary warrants to purchase up to an aggregate of 151,514 ordinary shares at an exercise price of $33 per share. Each ordinary share was sold at an offering price of $33.00. The offering of the ordinary shares and the ordinary shares that are issuable from time to time upon exercise of the ordinary warrants was made pursuant to our shelf registration statement on Form S-3 initially filed with the SEC on March 30, 2022, and declared effective by the SEC on May 16, 2022 (the “2022 Shelf Registration Statement”), and the ordinary warrants were issued in a concurrent private placement. The warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance. The offering closed on January 8, 2025. Additionally, we issued warrants to purchase up to 9,088 ordinary shares, with an exercise price of $41.25 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in January 2025 private placement offering.

On March 7, 2025, we entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may, from time to time, offer and sell our ordinary shares having an aggregate offering price of up to $5.5 million through HCW acting as our sales agent. Sales of ordinary shares under the ATM Agreement will be made at prevailing market prices or as otherwise agreed with HCW. We are not obligated to make any sales under the ATM Agreement and may suspend or terminate the program at any time at our discretion.

During the year ended December 31, 2025, we sold 289,903 ordinary shares under the ATM Agreement at an average price of $9.67 per share for total gross proceeds of approximately $2.8 million. The Company paid aggregate fees and commissions of $0.1 million to HCW and incurred other expenses of approximately $0.2 million, resulting in net proceeds of approximately $2.5 million. Upon the expiration of the 2022 Shelf Registration Statement, our ability to offer or sell ordinary shares under our ATM Agreement terminated.

On June 25, 2025, we entered into a securities purchase agreement with certain institutional investors for the issuance and sale of 333,333 ordinary shares and warrants to purchase up to an aggregate of 333,328 ordinary shares at an exercise price of $7.80 per share. Each ordinary share was sold at a combined offering price of $7.80 together with a warrant to purchase one ordinary share. The offering of the ordinary shares and the ordinary shares issuable upon exercise of the warrants was made pursuant to our registration statement on Form S-1, as amended, filed with the SEC on June 20, 2025, and declared effective by the SEC on June 25, 2025. The warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of issuance. The offering closed on June 26, 2025. Additionally, we issued warrants to purchase up to 20,000 ordinary shares, with an exercise price of $9.75 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of issuance, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in the June 2025 public offering.

The warrants issued in the January 2025 private placement and the June 2025 public offering are considered freestanding instruments. As the warrants are indexed to our ordinary shares and meet the criteria for equity classification, they are recorded in shareholders’ equity on our consolidated balance sheets.

Strategic Transaction

On January 12, 2026, we entered into a SPA with Oramed and Oratech, pursuant to which we agreed to acquire all of the outstanding equity interests of Oratech. On March 12, 2026, our shareholders approved the transaction and on March 25, 2026, we closed the transaction. Upon closing of the transaction, we issued to Oramed ordinary shares and pre-funded warrants representing up to 49.99% of our fully diluted equity capitalization, with the number of ordinary shares issued at closing not exceeding 45% of our outstanding ordinary shares immediately after closing. We also issued transaction warrants and agreed to make quarterly revenue sharing payments based on future sales, subject to certain caps and termination events.

In connection with the transaction, we also entered into a Securities Purchase Agreement with Oramed and certain investors providing for the issuance of up to $20.0 million of senior secured convertible notes, including $10.0 million issued at closing (the “New Notes”), together with accompanying warrants.

In connection with the transaction, we received bridge financing from Oramed. On November 14, 2025, we entered into a Secured Promissory Note (the “Original Note ”) with Oramed Ltd., pursuant to which we issued to Oramed Ltd. a secured promissory note in the principal amount of $3.0 million. The loan bears interest at a rate of 15% per annum, is secured by a lien on our cash, and matures on May 14, 2026.

In February and March 2026, the Company entered into additional Secured Promissory Notes (the “Additional Notes”) with Oramed, pursuant to which the Company issued non-convertible secured promissory notes in the aggregate principal amount of $1.025 million. The Additional Notes are secured by a lien on the Company’s cash, accrue interest at a rate of 24% per annum, and mature on the earlier of August 12, 2026, or the failure to obtain shareholder approval of the transactions contemplated by the Securities Purchase Agreement and the SPA. The Company derecognized the Original Note and the Additional Notes in connection with the exchange of such notes for the New Notes.

Cash Flows for the Three Months Ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,675)	$(5,493)
Net Cash provided by (used in) investing activities	6,500	(5)
Net cash provided by financing activities	6,422	4,471
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	3	7
Net cash flow	$9,250	$(1,020)

Net Cash used in Operating Activities

Net cash used in operating activities decreased by $1.8 million, or 33%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily attributable to improved working capital management and higher cash collections from customers, partially offset by increased inventory levels.

Net Cash provided by Investing Activities

Net cash provided by investing activity increased by $6.5 million, primarily due to cash acquired in connection with the Oratech acquisition.

Net Cash provided by Financing Activities

Net cash provided by financing activities increased by $2.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Financing activities during the 2026 period primarily reflected proceeds from the Oramed convertible note transaction, while the comparable prior-year period primarily reflected proceeds from the Company’s January 2025 offering.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of March 31, 2026.

	Payments due by period (in dollars, in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Purchase obligations (1)	$10,383	$10,383	$-	$-
Operating lease obligations (2)	1,844	455	1,208	181
Total	$12,227	$10,838	$1,208	$181

(1)	Purchase obligations consist of non-cancelable purchase orders with suppliers for the manufacture of our ReWalk systems produced in-house and for AlterG Anti-Gravity systems manufactured by our contract manufacturer, Cirtronics Corporation. Purchase orders are placed with suppliers based on our sales forecasts and anticipated production requirements.
(2)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.165: $1.00, and the payments due under our operating lease obligation for our German subsidiary that are to be paid in euros at a rate of exchange of €1.00: $1.148, both of which were the applicable exchange rates as of March 31, 2026 .

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the third quarter of 2026. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Form 10-K.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2025 Form 10-K, except as described in Note 7 in our unaudited condensed consolidated financial statements included in “Part I, Item 1” of this quarterly report.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Purchase Agreement, dated January 12, 2026 among Lifeward, Ltd., Oramed Pharmaceuticals, Inc. and Oratech Pharma, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
2.2	First Amendment to Share Purchase Agreement, dated March 25, 2026, by and among Lifeward Ltd., Oramed Pharmaceuticals, Inc. and Oratech Pharma Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on Maech 25, 2026).
2.3	Assignment and Assumption Agreement, dated March 25, 2026, by and between Oratech Pharma Inc. and Oratech Ltd. and acknowledged by Lifeward Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on Maech 25, 2026).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
4.2	Form of Transaction Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
4.3	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
10.1	Securities Purchase Agreement, dated January 12, 2026, by and among the Company and the investors thereto and Oramed Pharmaceuticals, Inc., as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
10.2	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

__________________________

*	Furnished herewith.
**	Filed herewith
^	Portions of this exhibit (indicated by asterisks) have been omitted under rules of the SEC permitting the confidential treatment of select information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifeward Ltd.

Date: May 20, 2026	By:	/s/ Mark Grant
Mark Grant
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2026	By:	/s/ Almog Adar
Almog Adar
Chief Financial Officer
(Principal Financial Officer)