Form 10-Q
period 2026-06-30
Lifeward Ltd.
filed 2026-08-14
CIK 1607962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

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

Yes ☐ No ☒

As of August 12, 2026, the registrant had outstanding 2,832,016 ordinary shares.

LIFEWARD LTD. FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026 TABLE OF CONTENTS

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

•	our ability to successfully integrate Oratech Pharmaceuticals Ltd. (“Oratech”) into our organization, and realize the anticipated benefits therefrom;

•	the expected timing and results of the ORMD-0801 clinical trial;

•	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;

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
iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFEWARD LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	9,448	2,169
Restricted Cash	4	240
Clinical trial services asset (1)	504	-
Trade receivables, net of credit losses of $212 and $192, as of June 30, 2026 and December 31, 2025, respectively	7,861	6,138
Prepaid expenses and other current assets	1,979	1,528
Inventories	6,151	5,732
Total current assets	25,947	15,807

LONG-TERM ASSETS

Restricted cash and other long-term assets	488	209
Clinical trial services asset (1)	378	-
Operating lease right-of-use assets	2,473	1,544
Property and equipment, net	527	585
Intangible Assets	432	-
Goodwill	4,755	4,755
Total long-term assets	9,053	7,093
Total assets	35,000	22,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Balance relates entirely to a related party arrangement with Oramed Pharmaceuticals Inc.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	6,135	5,590
Employees and payroll accruals	1,591	1,442
Deferred revenues	932	920
Convertible promissory note (2)	-	2,803
Current maturities of operating leases liability	743	425
Other current liabilities	1,758	859
Total current liabilities	11,159	12,039

LONG-TERM LIABILITIES
Convertible promissory notes, net (3)	4,432	-
Financing liabilities	4,083	-
Deferred revenues	1,243	1,233
Non-current operating leases liability	1,813	1,159
Other long-term liabilities	54	61
Total long-term liabilities	11,625	2,453

Total liabilities	22,784	14,492

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share Authorized: 100,000,000 shares at June 30, 2026 and 75,000,000 December 31, 2025; Issued: 2,876,250 and 1,572,319 shares at June 30, 2026 and December 31, 2025, respectively; Outstanding: 2,828,362 and 1,524,431 shares as of June 30, 2026 and December 31, 2025 respectively (4)	-	9,418
Additional paid-in capital	322,470	286,932
Treasury Shares at cost, 47,888 ordinary shares at June 30, 2026 and December 31, 2025 (4)	(3,203)	(3,203)
Accumulated deficit	(307,051)	(284,739)
Total shareholders’ equity	12,216	8,408
Total liabilities and shareholders’ equity	35,000	22,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

(2) Represents amounts due to Oramed Pharmaceuticals Inc. as of December 31, 2025. Oramed became a related party upon completion of the March 2026 transaction.

(3) Includes balances attributable to Oramed Pharmaceuticals Inc., a related party, of $3,982 as of June 30, 2026.

(4) Reflects the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a to the condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$6,623	$5,724	$10,546	$10,758
Cost of revenues (5)	3,914	3,213	6,495	6,125

Gross profit	2,709	2,511	4,051	4,633

Operating expenses:
Research and development, net	1,754	767	7,599	1,685
Sales and marketing	3,531	3,785	6,802	7,622
General and administrative	1,576	1,739	4,141	3,959
Impairment charges	-	2,783	-	2,783

Total operating expenses	6,861	9,074	18,542	16,049

Operating loss	(4,152)	(6,563)	(14,491)	(11,416)
Financial expense (income), net (6)	7,357	(1)	7,805	(31)

Loss before income taxes	(11,509)	(6,562)	(22,296)	(11,385)
Taxes on income	10	-	16	11

Net loss	$(11,519)	$(6,562)	$(22,312)	$(11,396)

Net loss per ordinary share, basic and diluted	$(4.12)	$(7.01)	$(10.09)	$(12.59)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted (4)	2,796,621	935,785	2,210,280	904,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

(4) Reflects the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a to the condensed consolidated financial statements.

(5) Includes revenue sharing expense attributable to Oramed Pharmaceuticals Inc., a related party, of $97 for the three and six months ended June 30, 2026.

(6) Includes net financing expense comprised of interest expense and changes in fair value of warrant and derivative liabilities related to Oramed Pharmaceuticals Inc., a related party, of $7,074 and $7,470 for the three and six months ended June 30, 2026, respectively.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (4)	Amount	capital	Shares	deficit	equity

Balance as of March 31, 2025	885,810	$5,461	$285,857	$(3,203)	$(269,659)	$18,456
Share-based compensation to employees and non-employees	-	-	182	-	-	182
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	5,360	33	(33)	-	-	-
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $233 (7)	80,343	473	545	-	-	1,018
Issuance of ordinary shares in a public offering, net of issuance expenses in the amount of $584 (7)	333,333	2,058	(42)	-	-	2,016
Net loss	-	-	-	-	(6,562)	(6,562)
Balance as of June 30, 2025	1,304,846	$8,025	$286,509	$(3,203)	$(276,221)	$15,110

Balance as of March 31, 2026	2,778,585	$9,418	$295,608	$(3,203)	$(295,532)	$6,291
Reclassification due to change in par amount of the ordinary shares	-	(9,418)	9,418	-	-	-
Share-based compensation to employees and non-employees	-	-	262	-	-	262
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	15,449	-	-	-	-	-
Issuance of ordinary shares in connection with the Skelable acquisition (8)	34,328	-	231	-	-	231
Reclassification of derivative and warrant liabilities to equity	-	-	16,951	-	-	16,951
Net loss	-	-	-	-	(11,519)	(11,519)
Balance as of June 30, 2026	2,828,362	$-	$322,470	$(3,203)	$(307,051)	$12,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

(4) Reflects the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a to the condensed consolidated financial statements.

(7) See Note 8f to the condensed consolidated financial statements.

(8) See Note 6 to the condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (4)	Amount	capital	Shares	deficit	equity

Balance as of December 31, 2024	733,966	$4,590	$282,287	$(3,203)	$(264,825)	$18,849
Share-based compensation to employees and non-employees	-	-	402	-	-	402
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	5,689	35	(35)	-	-	-
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $233 (7)	80,343	473	545	-	-	1,018
Issuance of ordinary shares in a public offering, net of issuance expenses in the amount of $584 (7)	333,333	2,058	(42)	-	-	2,016
Issuance of ordinary shares in a Registered Direct offerings, net of issuance expenses in the amount of $779 (7)	151,515	869	3,352	-	-	4,221
Net loss	-	-	-	-	(11,396)	(11,396)
Balance as of June 30, 2025	1,304,846	$8,025	$286,509	$(3,203)	$(276,221)	$15,110

Balance as of December 31, 2025	1,524,431	$9,418	$286,932	$(3,203)	$(284,739)	$8,408
Reclassification due to change in par amount of the ordinary shares	-	(9,418)	9,418	-	-	-
Share-based compensation to employees and non-employees	-	-	439	-	-	439
Issuance of ordinary shares upon exercise of options to purchase ordinary shares and RSUs by employees and non-employees	19,240	-	-	-	-	-
Issuance of ordinary shares in connection with the Oratech transaction (8)	1,250,363	-	8,499	-	-	8,499
Issuance of ordinary shares in connection with the Skelable acquisition (8)	34,328	-	231	-	-	231
Reclassification of derivative and warrant liabilities to equity	-	-	16,951	-	-	16,951
Net loss	-	-	-	-	(22,312)	(22,312)
Balance as of June 30, 2026	2,828,362	$-	$322,470	$(3,203)	$(307,051)	$12,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

(4) Reflects the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a to the condensed consolidated financial statements.

(7) See Note 8f to the condensed consolidated financial statements.

(8) See Note 6 to the condensed consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(22,312)	$(11,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127	178
Share-based compensation	439	402
Impairment charges	-	2,783
Amortization of acquired in-process R&D asset	4,947	-
Amortization of Clinical trial services asset	93	-
Remeasurement of earnout liability	-	(608)
Amortization of discount and issuance costs of convertible note	1,292	-
Warrant and derivative liabilities issuance cost	113	-
Change in fair value of warrant and derivative liabilities	6,387	-
Exchange rate fluctuations	(12)	(70)
Changes in assets and liabilities:
Trade receivables, net	(1,723)	140
Prepaid expenses and other assets	(437)	(227)
Operating lease right-of-use assets	117	194
Inventories	(497)	(938)
Trade payables	987	567
Employees and payroll accruals	149	(158)
Deferred revenues	22	(229)
Operating lease liabilities	(74)	(505)
Other liabilities	702	438
Net cash used in operating activities	(9,680)	(9,429)

Cash flows used in investing activities:
Purchase of property and equipment	(8)	(5)
Cash acquired in connection with the acquisition of Oratech (8) (9)	6,500	-
Cash paid in connection with the acquisition of Skelable (8)	(20)	-
Net cash provided by (used in) investing activities	6,472	(5)

Cash flows from financing activities:
Issuance of ordinary shares in a “registered direct” offering, net of issuance expenses in the amount of $558 (7)	-	4,442
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $123 (7)	-	1,128
Issuance of ordinary shares in a public offering, net of issuance expenses in the amount of $391 (7)	-	2,209
Net proceeds from issuance of Additional Notes (10) (11)	1,025	-
Net proceeds from issuance of New Notes (10) (12)	1,955	-
Net proceeds from issuance of derivative liabilities (10) (12)	1,820	-
Net proceeds from issuance of warrant liabilities (10) (12)	1,622	-
Proceeds received financing liabilities transaction (13)	4,083	-
Net cash provided by financing activities	10,505	7,779

Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	12	70
Increase (Decrease) in cash, cash equivalents, and Restricted cash	7,309	(1,585)
Cash, cash equivalents, and Restricted cash at beginning of period	2,579	7,108
Cash, cash equivalents, and Restricted cash at end of period	$9,888	$5,523
Supplemental disclosures of non-cash flow information
Classification of inventory to property and equipment, net	$51	$36
ROU assets obtained from lease liabilities	$1,046	$-
Recognition of warrant liability upon issuance of New Notes	$1,175	$-
Recognition of derivative liability associated with New Notes	$1,317	$-
Expenses related to offerings not yet paid (7)	$-	$524
Supplemental cash flow information:
Cash and cash equivalents	$9,448	$5,139
Restricted cash	440	384
Total Cash, cash equivalents, and Restricted cash	$9,888	$5,523

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

(11) Represents proceeds from issuance of Additional Notes to Oramed Pharmaceuticals Inc., a related party, of $1,025 for the six months ended June 30, 2026.

(12) Includes proceeds from issuance of New Notes, derivative liabilities and warrant liabilities to Oramed Pharmaceuticals Inc., a related party, of $4,397 for the six months ended June 30, 2026.

(13) See Note 13 to the condensed consolidated financial statements.

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

b.
LL has four wholly owned (directly and indirectly) subsidiaries: (i) Lifeward, Inc. (“LI”) originally incorporated under the laws of Delaware on February 15, 2012 under the name of ReWalk Robotics, Inc., (ii) Lifeward GMBH (“LG”) originally incorporated under the laws of Germany on January 14, 2013 under the name of ReWalk Robotics GMBH, and (iii) Lifeward CA, Inc. ( “LCAI”) originally incorporated in Delaware on October 21, 2004 under the name of Gravus, Inc., which was later changed to AlterG, Inc. on June 30, 2005, and (iv) Oratech Pharmaceuticals Ltd. (“Oratech”), incorporated under the laws of the State of Israel on March 18, 2026.

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

In May 2026, the Company completed the acquisition of an intellectual property asset from Skelable Ltd. The acquired asset is intended to support the development of a powered upper-body robotic exoskeleton for individuals with impaired upper-limb function, including stroke survivors. The technology remains under development and is expected to expand the Company's neurorehabilitation platform.

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.
As of June 30, 2026, the Company incurred a consolidated net loss of $22.3 million and, as of June 30, 2026, had an accumulated deficit in the total amount of $307.1 million. The Company’s cash and cash equivalents as of June 30, 2026 totaled $9.4 million and the Company’s negative operating cash flow for the six months ended June 30, 2026 was $9.7 million.

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

Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

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

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

		Fair value measurements as of
Description	Fair Value Hierarchy	June 30, 2026	December 31, 2025

Financial Liabilities:
Contingent consideration – Skelable Acquisition	Level 3	193	-
Derivative liability	Level 3	-	1,366
Total liabilities measured at fair value		$193	$1,366

On June 30, 2026, the convertible loan, the pre-funded warrants and the warrants agreements were modified. Prior to the execution of the (i) Amended and Restated Senior Secured Convertible Note, (ii) Amended and Restated Common Warrant and (iii) Amended and Restated Pre-Funded Warrant (collectively, the “Amended and Restated Note and Warrant Documents”), the Company remeasured the derivative liability and warrant liability to fair value. The estimated fair value of the derivative liability and warrant liability was determined using the Black-Scholes option-pricing model, which is a Level 3 fair value measurement. The model requires the use of several key assumptions, including the stock price, exercise price, expected term, expected volatility, risk-free interest rate, expected dividend yield and assumptions related to the Company’s non-performance risk and other company-specific risk adjustments, which represent significant unobservable inputs.

The estimated fair value of the pre-funded warrant liability was based on the quoted fair value of the underlying instrument, adjusted for company-specific risk considerations and other valuation assumptions. As the valuation incorporated significant unobservable inputs, the pre-funded warrant liability was classified as a Level 3 fair value measurement under ASC 820.

Following the execution of the Amended and Restated Note and Warrant Documents, the derivative liability, warrant liability and pre-funded warrant liability were no longer required to be classified as a liability under ASC 815-40. As such, the Company reclassified the derivative liability, warrant liability and pre-funded warrant to equity as of the modification date.

The following table provides the inputs used for Level 3 fair value measurements of derivative liability:

	June 30, 2026 (modification date)	December 31, 2025
Stock price	$7.66	$6.96
Term (in years)	2.74	0.37
Volatility	92.18%	87.91%-93.12%
Risk-free rate	4.22%	3.65%
Dividend yield	-	-

The following table provides the inputs used for Level 3 fair value measurements of warrant liability:

	June 30, 2026 (modification date)	December 31, 2025
Stock price	$7.66	$-
Term (in years)	4.74	-
Volatility	77.04%	-
Risk-free rate	4.28%	-
Dividend yield	-	-

The following table provides the inputs used for Level 3 fair value measurements of contingent consideration:

	June 30, 2026	December 31, 2025
Term (in years)	1.39-1.88	-
Probability of achievement	75.0%-90.0%	-
Risk-free rate	4.22%	-

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative liability at fair value

The following table summarizes the derivative liability activity as of June 30, 2026 (in thousands):

Derivative liability
Balance December 31, 2025	$1,366
Issuance of derivative liability	2,478
Change in fair value	(647)
Balance March 31, 2026	$3,197
Change in fair value	912
Reclassification to equity	(4,108)
Balance June 30, 2026	$-

Pre-Funded Warrant and Warrant Liabilities at Fair Value

The following table summarizes the warrant liability activity as of June 30, 2026 (in thousands):

Warrant liability
Balance December 31, 2025	$-
Issuance of warrant liability	6,720
Change in fair value	122
Balance March 31, 2026	$6,842
Change in fair value	6,001
Reclassification to equity	(12,843)
Balance June 30, 2026	$-

b.	Convertible Promissory Notes

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sale of products	$5,437	$4,561	$8,404	$8,287
Lease of products	383	428	792	888
Service and warranties	803	735	1,350	1,583
Total Revenue	$6,623	$5,724	$10,546	$10,758

Product revenue

The Company Offers five products to its customers: (1) ReWalk Personal, (2) ReWalk Rehabilitation, (3) AlterG Anti-Gravity system, (4) MyoCycle, and (5) ReStore.

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

For contracts with Medicare, the Company determines the amount of variable consideration that should be included at the transaction price, using contractual agreements and historical reimbursement experience with Medicare. The Company applies constraint to the transaction price, such that revenue is recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect revenue in the period such adjustments become known. During the six-month period ended June 30, 2026, as a result of a change in estimate, the Company increased revenue by approximately $0.1 million, due to the consideration ultimately received compared with the amounts previously estimated.

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

Service and warranties

The Company provides product assurance warranties for periods of 1 to 10 years (usually 2 years) that cover the compliance of the products with agreed-upon specifications. A provision is recorded for estimated warranty costs based on the Company's experience.

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract balances (in thousands):

	June 30,	December 31,
	2026	2025
Trade receivable, net of credit losses	$7,861	$6,138
Deferred revenues (1)	$2,175	$2,153

(1)	During the six months ended June 30, 2026, $711 thousand of the December 31, 2025 deferred revenues balance was recognized as revenues.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations, multi-year services contracts, as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized.

The Company’s unearned performance obligations as of June 30, 2026 and the estimated revenue expected to be recognized in the future amounts to $2.3 million, which will be fulfilled over one to five years.

d.	Concentrations of Credit Risks:

The below table reflects the concentration of credit risk for the Company’s current customers as of June 30, 2026, to which substantial sales were made:

	June 30,	December 31,
	2026	2025
Customer A	51%	56%

The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assessed collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer. The Company does not have any off-balance sheet credit exposure related to its customers. As of June 30, 2026 and December 31, 2025 trade receivables are presented net of allowance for credit losses in the amount of $212 thousand and $192 thousand respectively.

e.	Warranty provision

For assurance-type warranty, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2025	$343
Provision	295
Usage	(246)
Balance at June 30 2026	$392

f.	Basic and diluted net loss per ordinary share:

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of ordinary shares and warrants outstanding would have been anti-dilutive.

As of June 30, 2026 and 2025, outstanding warrants, pre-funded warrants, share options, restricted stock units and convertible notes convertible or exercisable into 7,064,612 and 763,890 ordinary shares, respectively, were excluded from the calculation of diluted loss per ordinary share because their effect would have been anti-dilutive.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company concluded that no impairment of goodwill was identified for the six months ended June 30, 2026. Refer to Note 5 for further details.

h.	Impairment of Long-Lived Assets

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

i.	Acquired In-Process Research and Development

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

ii.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduce two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The guidance is effective for the Company beginning December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.

iii.
In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact on its consolidated financial statements disclosures.

NOTE 4:	INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2026	2025
Finished products	$4,558	$3,689
Work in process	108	38
Raw materials	1,485	2,005
	$6,151	$5,732

NOTE 5:	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

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

As a result of this assessment, the Company recorded a goodwill impairment charge of $2.8 million during the year ended December 31, 2025. No indicators of goodwill impairment were identified during the six months ended June 30, 2026, and accordingly, no goodwill impairment charge was recognized during the period.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:	ASSET ACQUISITION

Oratech Acquisition

On March 25, 2026, the Company completed the acquisition of Oratech in accordance with the terms of the Share Purchase Agreement (“SPA”) entered into by the parties on January 12, 2026.

As consideration for the transaction, the Company issued an aggregate of 1,250,363 Ordinary Shares and Pre-Funded Warrants to purchase 1,006,113 Ordinary Shares. In addition, the Company issued 1,296,296 freestanding warrants to purchase Ordinary Shares at an exercise price of $5.4 per share and agreed to pay Oramed Pharmaceuticals Inc. (“Oramed”) certain quarterly revenue sharing payments based on future sales.

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

The acquired assets primarily consist of patented technology and cash in the amount of $6.5 million. In connection with the agreement, the Company also entered into a clinical trial management agreement with Oramed in which Oramed will provide clinical trial management services for the Company in connection with the acquired intellectual property. The Company concluded that the costs of the clinical trial services under the agreement are below market value, and as such, the Company recognized approximately $1.0 million as a prepaid asset for future services. The total consideration allocated to the intellectual property was $5.9 million.

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

During the three and six months ended June 30, 2026 the pre-funded warrants and the freestanding warrants were reclassified to equity because they no longer met the criteria for liability classification.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Skelable Acquisition

On May 18, 2026, the Company completed the acquisition of certain technology and related intellectual property assets from Skelable Ltd. pursuant to the terms of the Asset Purchase Agreement.

As consideration for the transaction, the Company paid cash consideration of $20 thousand, issued 34,328 Ordinary Shares and agreed to issue additional Ordinary Shares of up to $250 thousand as contingent consideration upon the achievement of specified milestones. The contingent consideration was measured at fair value as of the acquisition date and included in the total consideration transferred.

The Company concluded that the transaction should be accounted for as an asset acquisition. Accordingly, the entire consideration transferred of $442 thousand was allocated to a single finite-lived intangible asset, consisting of the acquired technology. The intangible asset is being amortized on a straight-line basis over its estimated useful life of 5 years. During the three months ended June 30, 2026, the Company recognized amortization expense of approximately $10 thousand related to this intangible asset.

NOTE 7:	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of June 30, 2026, non-cancelable outstanding obligations amounted to approximately $10.7 million.

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

(ii)
LL and LG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2026 and 2029. A subset of the Company’s car leases is considered variable. The variable lease payments for such car leases are based on actual mileage incurred at the stated contractual rate. LL and LG have an option to be released from these agreements, which may result in penalties in a maximum amount of approximately $40 thousand as of June 30, 2026.

c.	Government grants

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (“IIA”). Since the Company’s inception through June 30, 2026, the Company received funding from the IIA in the total amount of $2.9 million. Out of the $2.9 million in funding from the IIA, a total amount of $1.6 million were royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $923 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the SOFRPR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of June 30, 2026, the Company paid royalties to the IIA in the total amount of $117 thousand.

There were no royalty expenses for the six months ended June 30, 2026 and 2025 respectively.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2026, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

As part of the Company’s other long-term assets and restricted cash, an amount of $440 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

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

As of June 30, 2026, and December 31, 2025, the Company had reserved 216,888 and 39,851 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers, and consultants pursuant to equity awards granted under the Company’s 2025 Incentive Compensation Plan (the “2025 Plan”). The Company’s shareholders approved the 2025 Plan on August 1, 2025, and it became effective on the same date. Certain awards granted under the Company’s prior 2014 Incentive Compensation Plan (the “2014 Plan”) remain outstanding and continue to be governed by its terms.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The fair value for options granted during the six months ended June 30, 2026, was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Six Months Ended June 30,
	2026	2025
Expected volatility	95.1%	104.5%
Risk-free rate	4.1%	4.2%
Dividend yield	-	-
Expected term (in years)	6.08	6.75
Share price	$6.53	$14.70

A summary of employee and non-employee share options activity during the six months ended June 30, 2026, is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2025	52,450	$13.86	9.43	$-
Granted	212,692	6.53	-	-
Exercised	-	-	-	-
Forfeited	(327)	1,888.11	-	-
Options outstanding as of June 30, 2026	264,815	$8.12	9.60	$240.3

Options exercisable as of June 30, 2026	8,373	$27.73	8.89	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the six months ended June 30, 2026 and 2025.

A summary of employee and non-employee RSUs activity during the six months ended June 30, 2026 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs as of December 31, 2025	73,433	$15.30
Granted	60,941	6.71
Vested	(19,240)	12.89
Forfeited	(14,927)	15.94
Unvested RSUs as of June 30, 2026	100,207	$10.45

The fair value of RSUs granted is determined based on the price of the Company's ordinary shares on the date of grant. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2026, was $6.71. No RSUs were granted during the six months ended June 30, 2025.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2026, there were $2.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company's 2014 and 2025 Plan. This cost is expected to be recognized over a period of approximately 3.3 years.

The number of options and RSUs outstanding as of June 30, 2026 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of June 30, 2026	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of June 30, 2026	Weighted average remaining contractual life (years) (1)
RSUs only	100,207	-	-	-
$6.53	212,692	9.74	-	-
$8.6	18,750	9.13	-	-
$14.70	33,333	8.93	8,333	8.93
$2,257.5-$4,200	40	1.58	40	1.58
	365,022	9.60	27.73	8.89

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based awards to non-employee consultants:

As of June 30, 2026, there are no outstanding options or RSUs held by non-employee consultants.

d.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expenses for both employees and non-employees in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cost of revenues	$6	$7
Research and development, net	74	73
Sales and marketing	63	138
General and administrative	296	184
Total	$439	$402

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Warrants and Pre-Funded Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable that were classified as equity as of June 30, 2026:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
February 26, 2021 (1)	64,998	$302.40	64,998	August 26, 2026
February 26, 2021 (2)	7,800	$384.56	7,800	August 26, 2026
September 29, 2021 (3)	95,314	$168.00	95,314	March 29, 2027
September 29, 2021 (4)	11,437	$213.68	11,437	September 27, 2026
January 8, 2025 (5)	151,514	$33.00	151,514	January 10, 2028
January 8, 2025 (6)	9,088	$41.25	9,088	January 10, 2028
June 26, 2025 (7)	333,328	$7.8	333,328	June 26, 2030
June 26, 2025 (8)	20,000	$9.75	20,000	June 26, 2030
March 25, 2026 (9)	3,148,147	$5.40	3,148,147	March 25, 2031
March 25, 2026 (10)	1,006,113	$0.0001	1,006,113	No expiration
	4,847,739		4,847,739

(1)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s private placement offering of ordinary shares in February 2021.

(2)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s February 2021 private placement.

(3)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in September 2021.

(4)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s September 2021 registered direct offering.

(5)	Represents warrants that were issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in January 2025.

(6)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s January 2025 registered direct offering.

(7)	Represents warrants that were issued to certain institutional investors in connection with the Company’s public offering of ordinary shares in June 2025.

(8)	Represents warrants that were issued to the placement agent as compensation for its role in the Company’s public offering of ordinary shares in June 2025.

(9)	Represents warrants that were issued in connection with the Company's March 2026 acquisition of Oratech and the related financing.

(10)	Represents pre-funded warrants that were issued as part of the consideration for the Company's acquisition of Oratech in March 2026.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f.	Equity raise:

On January 7, 2025, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale of 151,515 ordinary shares and warrants to purchase up to an aggregate of 151,514 ordinary shares at an exercise price of $33 per share. Each ordinary share was sold at an offering price of $33. The warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance. The offering closed on January 8, 2025. In addition, the Company issued warrants to purchase up to 9,088 ordinary shares, with an exercise price of $41.25 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance, to certain representatives of H.C. Wainwright & Co., LLC ("HCW") as compensation for its role as the placement agent in the January 2025 private placement offering.

On March 7, 2025, the Company entered into an At-the-Market ("ATM") Offering Agreement with HCW, pursuant to which the Company may, from time to time, offer and sell its ordinary shares through HCW acting as the Company's sales agent.

During the three and six months ended June 30, 2025, the Company sold 80,343 ordinary shares under the ATM program at an average price of $15.60 per share, generating gross proceeds of approximately $1.3 million. The Company paid aggregate fees and commissions of $0.1 million to HCW and incurred other offering expenses of approximately $0.2 million, resulting in net proceeds of approximately $1.0 million. The Company's ATM program expired on November 16, 2025, and no shares were issued under the program during the three and six months ended June 30, 2026.

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

Additionally, the Company issued warrants to purchase up to 20,000 ordinary shares, with an exercise price of $9.75 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and expire five years from the date of issuance, to certain representatives of HCW as compensation for its role as the placement agent in the June 2025 public offering.

The warrants issued in the January 2025 private placement and the June 2025 public offering are considered freestanding instruments. As the warrants are indexed to the Company's ordinary shares and meet the criteria for equity classification, they are recorded in shareholders’ equity on the Company’s condensed consolidated balance sheets.

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

On March 25, 2026, the Company, Oramed and Creative Value Capital ("CVC") entered into a new agreement pursuant to which the Company issued convertible notes (the "New Notes") and freestanding warrants to Oramed and CVC. Under the terms of the Original Note, if a subsequent financing involving convertible notes was consummated, the Original Note, including accrued and unpaid interest, would automatically convert into the New Notes upon consummation of such financing. In addition, under the terms of the Additional Notes, Oramed had the option to convert the Additional Notes into the New Notes. As such, the Company issued the New Notes in an aggregate principal amount of $10 million and 1,851,851 freestanding warrants with an exercise price of $5.4 per share. In addition, pursuant to the terms of the agreement, the Company may issue up to an additional $10 million principal amount of New Notes, convertible on substantially the same terms as the existing New Notes, upon the achievement of certain specified milestones. Net cash proceeds received by the Company were approximately $5.4 million after giving effect to the exchange of the Original Note and the Additional Notes into the New Notes. The New Notes provide for a secured term loan in an aggregate principal amount of $10.0 million. The loan bears interest at the rate of 8% per annum and matures on March 25, 2029. The New Notes are convertible into 1,851,851 Ordinary Shares at a conversion price of $5.4 per share. The New Notes are secured by a lien on the Company’s cash and contain customary representations, covenants, and events of default. As of June 30, 2026, the Company was in compliance with all covenants.

The Company concluded that the warrants and the New Notes were freestanding financial instruments. The warrants were classified as liabilities, measured at fair value through earnings as the warrants were not indexed to the Company's own stock. The Company also concluded that the conversion feature met the definition of a derivative and should be bifurcated from the debt host liability. As such, the Company recognized the warrants and the embedded derivative liability at fair value, with the remaining proceeds allocated to the debt host. The debt host was subsequently measured using the effective interest method. The Company derecognized the Original Note and the Additional Notes in connection with the exchange of such notes for the New Notes.

On June 30, 2026, the Company entered into the Amended and Restated Note and Warrant Documents. The amended agreements, among other things, provide for pari passu treatment of the Company's outstanding senior secured convertible notes, revise certain contingent redemption provisions and modify certain beneficial ownership limitation provisions. Upon execution of the amended agreements, the Company remeasured the warrant liability and embedded derivative liability to fair value and reassessed their classification. The Company concluded that the warrants and the embedded conversion feature met the criteria for equity classification. Accordingly, the warrant liability and embedded derivative liability were reclassified to additional paid-in capital.

As of June 30, 2026, the carrying amount of the debt host was $4,432 thousand.

For the three and six months ended June 30, 2026, the Company recognized total interest expense of $352 and $1,292 thousand, respectively, related to the Original Note, the Additional Notes, and the New Notes.

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

As part of the transaction, the Company issued convertible promissory notes and warrants to Oramed. As of June 30, 2026, the Company recorded convertible promissory notes, net, of approximately $4.0 million attributable to Oramed. As of June 30, 2026, the warrants issued to Oramed were classified as equity and, accordingly, are no longer reflected as liabilities.

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

As part of the consideration transferred in the transaction, the Company issued pre-funded warrants and freestanding warrants to Oramed. As of June 30, 2026, such pre-funded warrants and freestanding warrants were classified as equity and, accordingly, are no longer reflected as liabilities.

In addition, the Company agreed to make revenue sharing payments to Oramed based on future sales, subject to certain caps and termination provisions. During the three and six months ended June 30, 2026, the Company recognized revenue sharing expense of $97 thousand.

During the six months ended June 30, 2026, the Company recognized approximately $4.9 million, of research and development expense associated with acquired in-process research and development assets that were determined to have no alternative future use.

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

During the three and six months ended June 30, 2026, Oramed provided clinical trial management services totaling approximately $622 thousand under these arrangements, which were recognized as research and development expense. The Company also recognized approximately $93 thousand of research and development expense through the utilization of the clinical trial services asset recognized in connection with the Oratech acquisition. As of June 30, 2026, the clinical trial services asset amounted to $882 thousand, representing the estimated value of future clinical trial services expected to be provided under these arrangements.

Certain members of the Company’s Board of Directors are affiliated with Oramed.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11:	FINANCIAL EXPENSE (INCOME), NET

The components of financial expense (income), net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency transactions and other	$113	$25	$126	$20
Loss from changes in fair value of warrant and derivative liabilities	6,912	-	6,387	-
Interest expense on debt	352	-	1,292	-
Interest income on bank deposits	(52)	(65)	(58)	(121)
Bank fees and commissions	32	39	58	70
	$7,357	$(1)	$7,805	$(31)

NOTE 12:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues based on customer’s location:
United States	$4,063	$3,062	$6,424	$6,271
Europe	1,053	693	1,757	1,473
Germany	1,134	1,410	1,831	1,966
Asia-Pacific	235	124	287	166
Rest of the world	138	435	247	882
Total revenues	$6,623	$5,724	$10,546	$10,758

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of long-lived assets within geographic areas (in thousands):

	June 30,	December 31,
	2026	2025
Long-lived assets by geographic region (*):
Israel	$1,493	$1,579
United States	1,468	545
Germany	39	5
	$3,000	$2,129

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Six Months Ended June 30,
	2026	2025
Major customer data as a percentage of total revenues:
Customer A	14.1%	15%

NOTE 13:	SUBSEQUENT EVENTS

On June 30, 2026, the Company entered into a Securities Purchase Agreement with certain investors and Oramed Pharmaceuticals Inc., as collateral agent, pursuant to which the Company agreed to issue senior secured convertible notes and accompanying warrants.

As of June 30, 2026, the Company had received $4.1 million of proceeds from certain investors in connection with the financing transaction. These proceeds were recorded as Financing liabilities within long-term liabilities in the accompanying condensed consolidated balance sheet.

The closing of the financing transaction occurred on July 6, 2026. At the closing, the Company issued an aggregate principal amount of $5.6 million of senior secured convertible notes, bearing interest at 8.0% per annum and maturing three years from the date of issuance. The notes are initially convertible into the Company's ordinary shares at a conversion price of $5.40 per share, subject to customary anti-dilution adjustments. In connection with the issuance of the notes, the Company also issued warrants to purchase ordinary shares with an initial exercise price of $5.40 per share and a five-year contractual term.

Pursuant to the Securities Purchase Agreement, the Company may issue an additional $5.6 million aggregate principal amount of senior secured convertible notes and accompanying warrants upon the satisfaction of specified closing conditions.

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

In March 2026, we closed the previously announced acquisition of all of the outstanding equity interests of Oratech from Oramed. In connection with the transaction, we will develop ORMD-0801, an oral protein delivery technology. We are advancing preparations for a planned Phase 2 trial for ORMD-0801.

Second Quarter 2026 Business Highlights

•
Revenue increased 16% to $6.6 million in the second quarter of 2026 compared to the second quarter of 2025, marking the strongest quarterly revenue performance since the fourth quarter of 2024. The increase reflects continued execution of Lifeward's commercial strategy and growing adoption across the Company's rehabilitation portfolio.

•
Strengthened the Company's balance sheet to a proforma cash balance of  approximately $11 million. The Company had a cash balance of $9.4 million as of June 30, 2026. Through a strategic financing closed on July 6, 2026, providing up to $11.2 million in growth capital, Lifeward raised approximately $5.6 million, $4.1 million of which was received during the second quarter, and $1.5 million was received in July. An additional approximately $5.6 million is available upon achieving either a 150% increase in ReWalk sales or the Company's common stock trading at $13.80 or higher for ten consecutive trading days.

•
Continued successful execution of Lifeward's capital-efficient distribution strategy, expanding patient access through established rehabilitation and durable medical equipment distribution partners while building scalable commercial infrastructure designed to support portfolio growth. In August 2026, Lifeward launched a pilot program with Ottobock Care, a leading U.S. mobility technology patient care organization with more than 50 patient clinics nationwide, broadening access to ReWalk Personal Exoskeleton across the country.

•
Further strengthened Lifeward's restorative healthcare platform, with ongoing investigational device development, combining market-leading rehabilitation technologies with an established reimbursement infrastructure.

•
Advanced the ORMD-0801 oral insulin clinical program, with preparations ongoing for the planned Phase 2 U.S. clinical trial. Clinical development activities continue to be managed by Oramed under the strategic collaboration utilizing funds from the Oratech acquisition.

Results of Operations for the Three and Six Months Ended June 30, 2026 and June 30, 2025

Our operating results for the three and six months ended June 30, 2026, as compared to the same period in 2025, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$6,623	$5,724	$10,546	$10,758
Cost of revenues	3,914	3,213	6,495	6,125

Gross profit	2,709	2,511	4,051	4,633

Operating expenses:
Research and development, net	1,754	767	7,599	1,685
Sales and marketing	3,531	3,785	6,802	7,622
General and administrative	1,576	1,739	4,141	3,959
Impairment charges	—	2,783	—	2,783

Total operating expenses	6,861	9,074	18,542	16,049

Operating loss	(4,152)	(6,563)	(14,491)	(11,416)
Financial expense (income), net	7,357	(1)	7,805	(31)

Loss before income taxes	(11,509)	(6,562)	(22,296)	(11,385)
Taxes on income	10	-	16	11

Net loss	$(11,519)	$(6,562)	$(22,312)	$(11,396)

Net loss per ordinary share, basic and diluted	$(4.12)	$(7.01)	$(10.09)	$(12.59)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted (1)	2,796,621	935,785	2,210,280	904,881

(1) Reflects the one-for-twelve reverse share split that became effective on February 24, 2026.

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

Revenue

Our revenue for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$6,623	$5,724	$10,546	$10,758

Revenues are derived from the sale of ReWalk, AlterG, ReStore, and MyoCycle systems. We also generate revenue from the sale of extended warranties and the provision of repair services for the products that we sell.

Revenue was $6.6 million during the three months ended June 30, 2026, an increase of $0.9 million, or 16%, compared to the three months ended June 30, 2025. The increase was primarily driven by higher AlterG revenue of approximately $0.8 million, primarily reflecting higher unit shipments in the U.S., together with increased service revenue and improved average selling prices. This increase also reflected higher ReWalk revenue, primarily driven by stronger sales in Europe, and increased CMS revenue.

Revenues decreased by $0.2 million, or 2%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease primarily reflected a $0.5 million decline in AlterG revenue, driven by reduced unit shipments during the first quarter of 2026 due to timing issues associated with working capital constraints that impacted sourcing and supply chain activities. This decrease was partially offset by a $0.4 million increase in ReWalk revenue, primarily driven by higher sales in Europe, while AlterG revenue recovered significantly during the second quarter, largely offsetting the decline experienced during the first quarter.

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

Gross Profit

Our gross profit for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit	$2,709	$2,511	$4,051	$4,633

Gross profit was $2.7 million, or 40.9% of revenue, for the three months ended June 30, 2026, compared to $2.5 million, or 43.9% of revenue, for the three months ended June 30, 2025. The decrease in gross margin was primarily attributable to adverse foreign exchange rate fluctuations, revenue sharing expense related to Oramed transaction and higher tariffs.

Gross profit was 38.4% of revenue for the six months ended June 30, 2026, compared to 43.1% of revenue, for the six months ended June 30, 2025. The decrease in gross margin primarily reflected the impact of adverse foreign exchange rate fluctuations, higher tariffs, increased component costs, revenue sharing expense related to Oramed transaction and higher personnel-related expenses.

We expect gross profit and gross margin to improve over time as higher revenue volumes improve the absorption of fixed manufacturing overhead and as we continue to realize operational efficiencies and cost reduction initiatives.

Research and Development Expenses, net

Our research and development expenses, net, for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses, net	$1,754	$767	$7,599	$1,685

Research and development expenses were $1.8 million for the three months ended June 30, 2026, an increase of $1.0 million, compared to the three months ended June 30, 2025.  The increase was primarily attributable to approximately $0.7 million of clinical trial and CRO service costs related to the Oratech clinical trial, together with higher development costs related to the AlterG project and development activities associated with the Skelable technology following its acquisition.

Research and development expenses were $7.6 million for the six months ended June 30, 2026, an increase of $5.9 million compared to the six months ended June 30, 2025. The increase was primarily attributable to a one-time acquired IPR&D charge of approximately $4.9 million related to the Oratech acquisition, approximately $0.7 million of clinical trial and CRO service costs related to the Oratech clinical trial, together with higher development costs related to the AlterG project and ongoing development activities associated with the Skelable technology following its acquisition.

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

Sales and Marketing Expenses

Our sales and marketing expenses for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing expenses	$3,531	$3,785	$6,802	$7,622

Sales and marketing expenses were $3.5 million for the three months ended June 30, 2026, a decrease of $0.3 million, or 7%, compared to the three months ended June 30, 2025. The decrease was primarily attributable to reduced spending on commercial and reimbursement-related activities, lower personnel-related expenses, and lower spending on trade shows.

Sales and marketing expenses were $6.8 million for the six months ended June 30, 2026, a decrease of $0.8 million, or 11%, compared to the six months ended June 30, 2025. The decrease was primarily attributable to reduced spending on commercial and reimbursement-related activities, lower spending on marketing consultants and trade shows, as well as lower personnel-related expenses.

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

General and Administrative Expenses

Our general and administrative expenses for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$1,576	$1,739	$4,141	$3,959

General and administrative expenses were $1.6 million for the three months ended June 30, 2026, a decrease of $0.2 million, or 9%, compared to the same period in 2025. The decrease was primarily attributable to lower personnel-related costs and professional services expenses and the absence of bad debt expense recognized in the prior-year period, partially offset by the absence of a benefit related to the elimination of the earnout liability in the prior-year period.

General and administrative expenses were $4.1 million for the six months ended June 30, 2026, an increase of $0.2 million, or 5%, compared to the same period in 2025. The increase was primarily attributable to one-time professional and legal expenses related to the strategic transaction and related financing activities, as well as unfavorable foreign exchange rate fluctuations. These increases were partially offset by lower personnel-related costs and the absence of bad debt expense recognized in the prior-year period.

Impairment Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Impairment charges	$—	$2,783	$—	$2,783

No impairment charges were recognized during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, we recognized a non-cash goodwill impairment charge of $2.8 million, primarily resulting from the sustained decline in our share price, which resulted in our market capitalization falling below our carrying value. The impairment charge did not impact our liquidity, cash flows or ongoing operations.

Financial Expense (income), Net

Our financial expense (income), net, for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Financial expense (income), net	$7,357	$(1)	$7,805	$(31)

Financial expense (income), net, increased by $7.4 million, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily attributable to non-cash fair value changes in warrant and derivative liabilities associated with the Company's financing transactions and the Oratech acquisition, as well as interest expense related to the Company's convertible notes.

Financial expense (income), net, increased by $7.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily attributable to non-cash fair value changes in warrant and derivative liabilities associated with the Company's financing transactions and the Oratech acquisition, as well as interest expense related to the Company's convertible notes.

Income Taxes

Our income tax for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Taxes on income	$10	$-	$16	$11

Income taxes increased by $10 thousand, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to higher taxable income in a foreign jurisdiction.

Income taxes increased by $5 thousand for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, reflecting higher taxable income in a foreign jurisdiction.

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

As of June 30, 2026, we had cash and cash equivalents of $9.4 million. We had an accumulated deficit in the total amount of $307.1 million as of June 30, 2026 and further losses are anticipated in the development of our business. Those factors raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

We intend to finance operating costs over the next twelve months with existing cash on hand, potential reduction in operating cash burn and future issuances of equity and debt securities, or through a combination of the foregoing. However, we will also need to seek additional sources of financing if we require more funds than anticipated during the next 12 months or in later periods.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the three and six months ended June 30, 2026 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Equity Offerings and Warrant Exercises

On January 7, 2025, we entered into a purchase agreement with certain institutional investors for the issuance and sale of 151,515 ordinary shares and ordinary warrants to purchase up to an aggregate of 151,515 ordinary shares at an exercise price of $33 per share. Each ordinary share was sold at an offering price of $33.00. The offering of the ordinary shares and the ordinary shares that are issuable from time to time upon exercise of the ordinary warrants was made pursuant to our shelf registration statement on Form S-3 initially filed with the SEC on March 30, 2022, and declared effective by the SEC on May 16, 2022 (the “2022 Shelf Registration Statement”), and the ordinary warrants were issued in a concurrent private placement. The warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance. The offering closed on January 8, 2025. Additionally, we issued warrants to purchase up to 9,088 ordinary shares, with an exercise price of $41.25 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance, to certain representatives of H.C. Wainwright as compensation for its role as the placement agent in January 2025 private placement offering.

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

In connection with the transaction, we received bridge financing from Oramed. On November 14, 2025, we entered into a Secured Promissory Note (the “Original Note”) with Oramed Ltd., pursuant to which we issued to Oramed Ltd. a secured promissory note in the principal amount of $3.0 million. The loan bears interest at a rate of 15% per annum, is secured by a lien on our cash, and matures on May 14, 2026.

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

On June 30, 2026, the Company entered into the Amended and Restated Note and Warrant Documents. The Amended and Restated Note and Warrant Documents, among other things, provide for pari passu treatment of the Company's outstanding senior secured convertible notes, revise certain contingent redemption provisions and modify certain beneficial ownership limitation provisions. Upon execution of the Amended and Restated Note and Warrant Documents, the Company remeasured the warrant liability and embedded derivative liability to fair value and reassessed their classification. The Company concluded that the warrants and the embedded conversion feature met the criteria for equity classification. Accordingly, the warrant liability and embedded derivative liability were reclassified to additional paid-in capital.

On June 30, 2026, the Company also entered into a Securities Purchase Agreement with certain investors and Oramed, as collateral agent, pursuant to which the Company agreed to issue senior secured convertible notes and accompanying warrants to purchase ordinary shares. The transaction closed on July 6, 2026.

Cash Flows for the Six Months Ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(9,680)	$(9,429)
Net Cash provided by (used in) investing activities	6,472	(5)
Net cash provided by financing activities	10,505	7,779
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	12	70
Net cash flow	$7,309	$(1,585)

Net Cash used in Operating Activities

Net cash used in operating activities increased by $0.3 million, or 3%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase primarily reflected changes in working capital, including higher trade receivables and prepaid expenses and other assets, partially offset by higher trade payables and other liabilities.

Net Cash provided by (used in) Investing Activities

Net cash provided by investing activities increased by $6.5 million, primarily due to cash acquired in connection with the Oratech acquisition.

Net Cash provided by Financing Activities

Net cash provided by financing activities increased by $2.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Financing activities during the 2026 period primarily reflected proceeds from the Company's financing transactions, including the issuance of additional convertible notes and cash received in connection with the June Securities Purchase Agreement prior to its closing on July 6, 2026, while the comparable prior-year period primarily reflected proceeds from the Company's registered direct offering, at-the-market offering, and public offering.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of June 30, 2026.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Purchase obligations (1)	$10,696	$10,696	$-	$-
Operating lease obligations (2)	3,158	783	1,874	501
Total	$13,854	$11,479	$1,874	$501

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

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 2.979: $1.00 which were the applicable exchange rates as of June 30, 2026 .

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2026. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Form 10-K.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2026 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of Amended and Restated Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2026).
4.2	Form of Amended and Restated Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2026).
4.3	Form of Amended and Restated Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2026).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2026).
10.2	Separation Agreement and Release, dated as of May 3, 2026, between the Company and Jeannine Lynch.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.
__________________________

*	Furnished herewith.
**	Filed herewith
^	Portions of this exhibit (indicated by asterisks) have been omitted under rules of the SEC permitting the confidential treatment of select information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifeward Ltd.

Date: August 14, 2026	By:	/s/ Mark Grant
Mark Grant
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Almog Adar
Almog Adar
Chief Financial Officer
(Principal Financial and Accounting Officer)