Form 10-Q
period 2026-09-30
Lifeward Ltd.
filed 2026-11-13
CIK 1607962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐ No ☒

As of November 11, 2026, the registrant had outstanding 2,838,715 ordinary shares.

LIFEWARD LTD. FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026 TABLE OF CONTENTS

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

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward- looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements may include projections regarding our future performance and, in some cases, can be identified by words like “anticipate,” “assume,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes and the negatives of those terms. These statements may be found in the section of this quarterly report titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. These statements include, but are not limited to, statements regarding:

•	our expectations regarding future growth, including our ability to increase sales in our existing geographic markets and expand to new markets;

•	our ability to continue as a going concern for the next twelve months;

•	our ability to obtain sufficient additional financing to continue as a going concern and fund our operations for at least twelve months following the issuance of our financial statements;

•	our ability to achieve reimbursement from third-party payors including private insurers and government healthcare programs, such as Medicare and Centers for Medicare & Medicaid Services (“CMS”) coverage for our products, including our ability to successfully submit and gain approval of cases for Medicare coverage through Medicare Administrative Contractors;

•	our ability to successfully integrate Oratech Pharmaceuticals Ltd. (“Oratech”) into our organization, and realize the anticipated benefits of the acquisition, including our ability to advance the development of ORMD-0801 and obtain the financing, regulatory approvals and other resources necessary to support its development;

•	the expected timing and results of the ORMD-0801 clinical trial;

•	our ability to have sufficient funds to meet certain future capital requirements, which could impair our efforts to develop and commercialize existing and new products;

•	our ability to achieve expected operating efficiencies and sustain or improve operating expense reductions, and our ability to handle any business disruptions that may occur in connection with streamlining operations;

•	our reliance on third-party contract manufacturers for the production of our AlterG Anti-Gravity Systems and our ability to maintain product quality, ensure timely production and delivery, and manage potential supply chain disruptions;

•	our ability to leverage our sales, marketing and training infrastructure;

•

our ability to transition ReWalk to a channel-partner distribution model, expand relationships with home and durable medical equipment providers and other patient-care organizations, and realize the anticipated benefits of that model, including broader patient access, revenue growth, operating efficiencies and improved cash collection;

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

•

our ability to develop, validate, obtain any required regulatory clearance or approval for, and commercialize AI-enabled rehabilitation technologies, including capabilities associated with our upper-body exoskeleton technology;

•	our compliance with medical device reporting regulations to report adverse events involving our products, which could result in voluntary corrective actions or enforcement actions such as mandatory recalls, and the potential impact of such adverse events on our ability to market and sell our products;

ii

•	our ability to gain and maintain regulatory approvals and to comply with any post-marketing requests;

•	the risk of a cybersecurity attack or incident relating to our information technology systems significantly disrupting our business operations;

•	our ability to maintain adequate protection of our intellectual property and to avoid violation of the intellectual property rights of others;

•	the impact of substantial sales of our shares by certain shareholders on the market price of our ordinary shares;

•	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that our ordinary shares will be delisted if we cannot do so;

•	our ability to effectively use the proceeds from our recent offerings of securities;

•	our ability to repay amounts due under, and comply with the terms and conditions of, our outstanding secured convertible promissory notes and related financing documents including applicable repayment, conversion, collateral and other contractual provisions;

•	the impact of the market price of our ordinary shares on the determination of whether we are a passive foreign investment company;

•	the potential dilution to our shareholders resulting from the conversion of outstanding notes and the exercise of outstanding warrants;

•	our ability to successfully develop and commercialize the pharmaceutical assets acquired in the Oratech transaction, including the timing, cost and outcome of clinical development and regulatory approval processes;

•	market and other conditions, including the extent to which inflationary pressures, interest rate and currency rate fluctuations, and changes in trade policies (including tariffs and trade protection measures that have been or may in the future be imposed by the U.S. or other countries), or global instability may disrupt our business operations or our financial condition or the financial condition of our customers and suppliers, including the ongoing Russia-Ukraine conflict, ongoing conflict in the Middle East (including any escalation or expansion) and the increasing tensions between China and Taiwan; and

•	other factors discussed in the “Risk Factors” section of our 2025 annual report on Form 10-K, in Part II, Item 1A of this quarterly report and in our subsequent reports filed with the SEC.

The preceding list is not intended to be an exhaustive list of all forward-looking statements contained in this quarterly report. The statements are based on our beliefs, assumptions, and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance, or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the statements. In particular, you should consider the risks provided under “Part I, Item 1A. Risk Factors” of our 2025 annual report on Form 10-K, under “Part II, Item 1A. Risk Factors” of this quarterly report, and in other reports subsequently filed by us with, or furnished to, the SEC.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFEWARD LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	4,548	2,169
Restricted cash	3	240
Clinical trial services asset (1)	539	-
Trade receivables, net of credit losses of $209 and $192, as of September 30, 2026 and December 31, 2025, respectively	7,649	6,138
Prepaid expenses and other current assets	2,261	1,528
Inventories	6,697	5,732
Total current assets	21,697	15,807

LONG-TERM ASSETS

Restricted cash and other long-term assets	484	209
Clinical trial services asset (1)	269	-
Operating lease right-of-use assets	2,441	1,544
Property and equipment, net	463	585
Intangible assets	409	-
Goodwill	4,755	4,755
Total long-term assets	8,821	7,093
Total assets	30,518	22,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Represents amounts recognized in connection with a clinical trial services with Oramed Pharmaceuticals Inc., a related party. See Notes 6 and 10.

F -  1

LIFEWARD LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	5,838	5,590
Employees and payroll accruals	1,513	1,442
Deferred revenues	965	920
Convertible promissory note (2)	-	2,803
Current maturities of operating leases liability	762	425
Other current liabilities	1,777	859
Total current liabilities	10,855	12,039

LONG-TERM LIABILITIES
Convertible promissory notes, net (3)	7,133	-
Warrant liabilities	1,988	-
Deferred revenues	1,319	1,233
Non-current operating leases liability	1,712	1,159
Other long-term liabilities	244	61
Total long-term liabilities	12,396	2,453

Total liabilities	23,251	14,492

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders’ equity:

Share capital
Ordinary share – Authorized: 100,000,000 shares at September 30, 2026 and 75,000,000 shares at December 31, 2025; Issued: 2,886,603 and 1,572,319 shares at September 30, 2026 and December 31, 2025, respectively; Outstanding: 2,838,715 and 1,524,431 shares as of September 30, 2026 and December 31, 2025 respectively (4)	-	9,418
Additional paid-in capital	322,573	286,932
Treasury Shares at cost, 47,888 ordinary shares at September 30, 2026 and December 31, 2025 (4)	(3,203)	(3,203)
Accumulated deficit	(312,103)	(284,739)
Total shareholders’ equity	7,267	8,408
Total liabilities and shareholders’ equity	30,518	22,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

(2) Represents amounts due to Oramed Pharmaceuticals Inc. as of December 31, 2025. Oramed became a related party upon completion of the March 2026 transaction. See Note 9.

(3) Includes $4,387 thousand attributable to Oramed Pharmaceuticals Inc., a related party as of September 30, 2026. See Note 9.

(4) Reflects the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a.

F -  2

LIFEWARD LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$5,428	$6,195	$15,974	$16,953
Cost of revenues (5)	3,941	3,488	10,436	9,613

Gross profit	1,487	2,707	5,538	7,340

Operating expenses:
Research and development, net	1,941	721	9,540	2,406
Sales and marketing	3,351	3,168	10,153	10,790
General and administrative (7)	2,165	1,958	6,306	5,917
Impairment charges	-	-	-	2,783

Total operating expenses	7,457	5,847	25,999	21,896

Operating loss	(5,970)	(3,140)	(20,461)	(14,556)
Financial expense (income), net (6)	(926)	23	6,879	(8)

Loss before income taxes	(5,044)	(3,163)	(27,340)	(14,548)
Taxes on income	8	7	24	18

Net loss	$(5,052)	$(3,170)	$(27,364)	$(14,566)

Net loss per ordinary share, basic and diluted	$(1.32)	$(2.37)	$(9.91)	$(13.87)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted (4)	3,836,950	1,335,117	2,760,466	1,050,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

(4) Reflects the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a.

(5) Includes revenue sharing expense attributable to Oramed Pharmaceuticals Inc., a related party, of $66 thousand and $168 thousand for the three and nine months ended September 30, 2026, respectively. See Note 10.

(6) Includes net financing expense attributable to Oramed Pharmaceuticals Inc., a related party, consisting of interest expense and changes in the fair value of warrant and derivative liabilities, of $405 thousand and $7,875 thousand for the three and nine months ended September 30, 2026, respectively. See Note 9.

(7) Includes legal expense attributable to Oramed Pharmaceuticals Inc., a related party, of $67 thousand for the three and nine months ended September 30, 2026. See Note 10.

F -  3

LIFEWARD LTD. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (4)	Amount	capital	Shares	deficit	equity

Balance as of June 30, 2025	1,304,846	$8,025	$286,509	$(3,203)	$(276,221)	$15,110
Share-based compensation to employees and non-employees	-	-	174	-	-	174
Issuance of ordinary shares upon vesting of RSUs	4,793	30	(30)	-	-	-
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $44 (7)	95,552	597	44	-	-	641
Net loss	-	-	-	-	(3,170)	(3,170)
Balance as of September 30, 2025	1,405,191	$8,652	$286,697	$(3,203)	$(279,391)	$12,755

Balance as of June 30, 2026	2,828,362	$-	$322,470	$(3,203)	$(307,051)	$12,216
Share-based compensation to employees and non-employees	-	-	103	-	-	103
Issuance of ordinary shares upon vesting of RSUs	10,353	-	-	-	-	-
Net loss	-	-	-	-	(5,052)	(5,052)
Balance as of September 30, 2026	2,838,715	$-	$322,573	$(3,203)	$(312,103)	$7,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

(4) Reflects the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a.

(7) See Note 8f.

F -  4

LIFEWARD LTD. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number (4)	Amount	capital	Shares	deficit	equity

Balance as of December 31, 2024	733,966	$4,590	$282,287	$(3,203)	$(264,825)	$18,849
Share-based compensation to employees and non-employees	-	-	576	-	-	576
Issuance of ordinary shares upon vesting of RSUs	10,482	65	(65)	-	-	-
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $277 (7)	175,895	1,070	589	-	-	1,659
Issuance of ordinary shares in a public offering, net of issuance expenses in the amount of $584 (7)	333,333	2,058	(42)	-	-	2,016
Issuance of ordinary shares in a registered direct offering, net of issuance expenses in the amount of $779 (7)	151,515	869	3,352	-	-	4,221
Net loss	-	-	-	-	(14,566)	(14,566)
Balance as of September 30, 2025	1,405,191	$8,652	$286,697	$(3,203)	$(279,391)	$12,755

Balance as of December 31, 2025	1,524,431	$9,418	$286,932	$(3,203)	$(284,739)	$8,408
Reclassification due to change in par amount of the ordinary shares	-	(9,418)	9,418	-	-	-
Share-based compensation to employees and non-employees	-	-	542	-	-	542
Issuance of ordinary shares upon vesting of RSUs	29,593	-	-	-	-	-
Issuance of ordinary shares in connection with the Oratech transaction (8)	1,250,363	-	8,499	-	-	8,499
Issuance of ordinary shares in connection with the Skelable acquisition (8)	34,328	-	231	-	-	231
Reclassification of derivative and warrant liabilities to equity	-	-	16,951	-	-	16,951
Net loss	-	-	-	-	(27,364)	(27,364)
Balance as of September 30, 2026	2,838,715	$-	$322,573	$(3,203)	$(312,103)	$7,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

(4) Reflects the one-for-twelve reverse share split that became effective on February 24, 2026. See Note 8a.

(7) See Note 8f.

(8) See Note 6.

F -  5

LIFEWARD LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(27,364)	$(14,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202	261
Share-based compensation	542	576
Impairment charges	-	2,783
Amortization of acquired in-process research and development asset	4,947	-
Amortization of clinical trial services asset	167	-
Remeasurement of earnout liability	-	(608)
Amortization of discount and issuance costs of convertible note	1,749	-
Warrant and derivative liabilities issuance cost	113	-
Change in fair value of warrant and derivative liabilities	5,041	-
Exchange rate fluctuations	9	(103)
Changes in assets and liabilities:
Trade receivables, net	(1,511)	(122)
Prepaid expenses and other assets	(638)	(208)
Operating lease right-of-use assets	246	327
Inventories	(1,116)	(465)
Trade payables	690	(300)
Employees and payroll accruals	71	(80)
Deferred revenues	131	(199)
Operating lease liabilities	(253)	(643)
Other liabilities	910	76
Net cash used in operating activities	(16,064)	(13,271)

Cash flows used in investing activities:
Purchase of property and equipment	(8)	(5)
Cash paid in connection with the acquisition of Skelable (8)	(20)	-
Net cash used in investing activities	(28)	(5)

Cash flows from financing activities:
Issuance of ordinary shares in a “registered direct” offering, net of issuance expenses in the amount of $558 (7)	-	4,442
Issuance of ordinary shares under at-the-market offering, net of issuance costs of $162 (7)	-	1,774
Issuance of ordinary shares in a public offering, net of issuance expenses in the amount of $391 (7)	-	2,209
Cash acquired in connection with the acquisition of Oratech (8) (9)	6,500	-
Net proceeds from issuance of Additional Notes (10) (11)	1,025	-
Net proceeds from issuance of New Notes (10) (12)	1,955	-
Net proceeds from issuance of derivative liabilities (10) (12)	1,820	-
Net proceeds from issuance of warrant liabilities (10) (12)	1,622	-
Net proceeds from issuance of July Note derivative liabilities (13)	2,972	-
Net proceeds from issuance of July Note warrant liabilities (13)	2,598	-
Net proceeds from issuance of July Note (13)	10	-
Net cash provided by financing activities	18,502	8,425

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	103
Increase (decrease) in cash, cash equivalents, and restricted cash	2,401	(4,748)
Cash, cash equivalents, and restricted cash at beginning of period	2,579	7,108
Cash, cash equivalents, and restricted cash at end of period	$4,980	$2,360
Supplemental disclosures of non-cash flow information
Classification of inventory to property and equipment, net	$40	$30
ROU assets obtained from lease liabilities	$1,143	$-
Recognition of warrant liability upon issuance of New Notes	$1,175	$-
Recognition of derivative liability associated with New Notes	$1,317	$-
Expenses related to offerings not yet paid (7)	$-	$529
Supplemental cash flow information:
Cash and cash equivalents	$4,548	$1,956
Restricted cash	432	404
Total cash, cash equivalents, and restricted cash	$4,980	$2,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

(7) See Note 8f.

(8) See Note 6.

(9) Represents cash acquired in connection with the acquisition of Oratech from Oramed Pharmaceuticals Inc., a related party, of $6,500.

(10) See Note 9a.

(11) Represents proceeds from issuance of Additional Notes to Oramed Pharmaceuticals Inc., a related party, of $1,025 for the nine months ended September 30, 2026.

(12) Includes proceeds from issuance of New Notes, derivative liabilities and warrant liabilities to Oramed Pharmaceuticals Inc., a related party, of $4,397 for the nine months ended September 30, 2026.

(13) See Note 9b.

F -  6

LIFEWARD LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	GENERAL

a.	Lifeward Ltd. (“LL,” and together with its subsidiaries, the “Company”) was originally incorporated under the laws of the State of Israel on June 20, 2001, and commenced operations on the same date under the name Argo Medical Technologies Ltd. This name was later changed to ReWalk Robotics Ltd. on June 18, 2014. On January 29, 2024, the Company announced that it had rebranded as Lifeward, with each subsidiary of LL renamed to reflect the new corporate identity. The Company officially changed its name to Lifeward Ltd. on September 10, 2024.

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

In August 2023, the Company acquired AlterG, Inc., a provider of anti-gravity systems. AlterG’s systems utilize patented, NASA-derived Differential Air Pressure technology designed to reduce the effects of gravity and enable patients to rehabilitate with calibrated support and reduced pain. Following the Company’s rebranding, AlterG, Inc. was renamed LCAI and operates as a wholly owned subsidiary of the Company.

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

e.

For the nine months ended September 30, 2026, the Company incurred a consolidated net loss of $27.4 million and, as of September 30, 2026, had an accumulated deficit in the total amount of $312.1 million. The Company’s cash and cash equivalents as of September 30, 2026 totaled $4.5 million and the Company’s negative operating cash flow for the nine months ended September 30, 2026 was $16.1 million.

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

On July 6, 2026, the Company completed an additional financing transaction involving the issuance of senior secured convertible notes in an aggregate principal amount of approximately $5.6 million and accompanying warrants, as further described in Note 9.

These transactions provided the Company with additional liquidity to support its operations. However, despite the additional financing received, management determined that the Company’s existing cash resources are not sufficient to fund planned operations for at least 12 months from the date of issuance of these consolidated financial statements.

The Company intends to raise additional capital through one or more financings in order to meet its anticipated cash requirements. If the Company is unable to obtain additional capital, management may implement measures intended to manage cash expenditures and preserve liquidity. These measures may include prioritizing research and development activities, delaying certain product development initiatives, and reducing discretionary operating expenses such as marketing, travel and other non-essential costs.

Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern for at least 12 months from the date of issuance of these unaudited interim condensed consolidated financial statements.

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

		Fair value measurements as of
Description	Fair Value Hierarchy	September 30, 2026	December 31, 2025

Financial Liabilities:
Contingent consideration – Skelable acquisition	Level 3	195	-
Derivative liability	Level 3	2,235	1,366
Warrants liability	Level 3	1,988	-
Total liabilities measured at fair value		$4,418	$1,366

On June 30, 2026, the convertible loan, the pre-funded warrants and the warrants agreements that were issued with the New Notes were modified. Prior to the execution of the (i) Amended and Restated Senior Secured Convertible Note, (ii) Amended and Restated Common Warrant and (iii) Amended and Restated Pre-Funded Warrant (collectively, the “Amended and Restated Note and Warrant Documents”), the Company remeasured the derivative liability and warrant liability to fair value. Following the execution of the Amended and Restated Note and Warrant Documents, the derivative liability, warrant liability and pre-funded warrant liability associated with the instruments amended on June 30, 2026 were no longer required to be classified as liabilities under ASC 815-40, “Derivatives and Hedging.” As such, the Company reclassified these liabilities to equity as of the modification date.

On July 6, 2026, the Company issued $5.6 million of senior secured convertible notes (the “July Notes”) and accompanying freestanding warrants. The estimated fair value of the derivative liability and warrant liability was determined using the Black-Scholes option-pricing model, which is a Level 3 fair value measurement. The model requires the use of several key assumptions, including the stock price, exercise price, expected term, expected volatility, risk-free interest rate, and expected dividend yield, which represent significant unobservable Level 3 inputs.

The following table provides the inputs used for Level 3 fair value measurements of derivative liability:

	September 30, 2026	December 31, 2025
Stock price	$6.60	$6.96
Term (in years)	2.76	0.37
Volatility	79.89%	87.91%-93.12%
Risk-free rate	5.01%	3.65%
Dividend yield	-	-

The following table provides the inputs used for Level 3 fair value measurements of warrant liability:

	September 30, 2026	December 31, 2025
Stock price	$6.60	$-
Term (in years)	4.77	-
Volatility	69.33%	-
Risk-free rate	5.18%	-
Dividend yield	-	-

The following table provides the inputs used for Level 3 fair value measurements of contingent consideration:

	September 30, 2026	December 31, 2025
Term (in years)	1.13-1.63	-
Probability of achievement	75.0%-90.0%	-
Risk-free rate	4.22%	-

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative liability at fair value

The following table summarizes the derivative liability activity as of September 30, 2026 (in thousands):

Derivative liability
Balance December 31, 2025	$1,366
Issuance of derivative liability	2,478
Change in fair value	(647)
Balance March 31, 2026	$3,197
Change in fair value	912
Reclassification to equity upon modification of financing instruments	(4,108)
Balance June 30, 2026	$-
Issuance of derivative liability	2,972
Change in fair value	(737)
Balance September 30, 2026	$2,235

Warrant Liabilities at Fair Value

The following table summarizes the warrant liability activity as of September 30, 2026 (in thousands):

Warrant liability
Balance June 30, 2026	$-
Issuance of warrant liability	2,598
Change in fair value	(610)
Balance September 30, 2026	$1,988

b.	Convertible Promissory Notes

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

The Company applies ASC 815, to all features related to convertible debt. When features meet the definition of a derivative that do not qualify for any scope exceptions within ASC 815, they are required to be accounted for separately from the debt instrument and recorded as derivative instrument liabilities. The fair value assigned to the embedded derivative instruments is marked to market in each reporting period. The Company has recorded embedded derivative liabilities related to the convertible promissory notes. Liability classified bifurcated embedded derivatives are presented in the same line item with the related debt host liability.

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

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sale of products	$4,434	$4,989	$12,838	$13,276
Lease of products	366	474	1,158	1,362
Service and warranties	628	732	1,978	2,315
Total Revenue	$5,428	$6,195	$15,974	$16,953

Product revenue

The Company offers products including: (1) ReWalk Personal, (2) ReWalk Rehabilitation, (3) AlterG Anti-Gravity systems, and (4) MyoCycle. The Company previously commercialized ReStore but is no longer actively commercializing that product.

Revenue from products sold to rehabilitation facilities and end users is recognized at a point in time once the customer has obtained control of the products usually upon delivery.

The Company generally does not grant a right of return for its products.

In connection with the Medicare reimbursement pathway for the ReWalk product, the Company estimates variable consideration, including implicit price concessions, and includes such amounts in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company reassesses variable consideration at each reporting period and, if necessary, adjusts its estimates to reflect the anticipated amounts to be collected based on information then available.

For contracts with Medicare, the Company determines the amount of variable consideration that should be included at the transaction price, using contractual agreements and historical reimbursement experience with Medicare. The Company applies constraint to the transaction price, such that revenue is recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect revenue in the period such adjustments become known. During the three and nine months ended September 30, 2026, as a result of a change in estimate, the Company recognized increases in revenue of approximately $0.1 million and $0.4 million, respectively, due to the consideration ultimately received compared with the amounts previously estimated.

Lease revenue

A portion of the Company’s sales of products to customers are made through lease arrangements which typically include AlterG Anti-Gravity systems. Revenue for the lease of AlterG Anti-Gravity systems is accounted for under ASC 842, “Leases”. AlterG Anti-Gravity systems provided to customers under lease arrangements are accounted for in accordance with ASC 842 as an operating lease. Revenues are recognized ratably over the lease term.

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

In certain contracts, the company also provides a service-type warranty. A service-type warranty is accounted for as a separate performance obligation, and revenue is recognized ratably over the service period as the customer consumes the benefit over the service term.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract balances (in thousands):

	September 30,	December 31,
	2026	2025
Trade receivable, net of credit losses	$7,649	$6,138
Deferred revenues (1)	$2,284	$2,153

(1)	During the three and nine months ended September 30, 2026, $220 and $931 thousand of the December 31, 2025 deferred revenues balance was recognized as revenues.

Deferred revenue is composed primarily of unearned revenue related to service type warranty obligations, multi-year services contracts, as well as other advances and payments which the Company received from customers prior to satisfying the performance obligation, for which revenue has not yet been recognized.

The Company’s unearned performance obligations as of September 30, 2026 and the estimated revenue expected to be recognized in the future amounts to $2.4 million, which will be fulfilled over one to five years.

d.	Concentrations of Credit Risks:

The table below presents the concentration of credit risk for the Company’s current customers as of September 30, 2026, to which substantial sales were made:

	September 30,	December 31,
	2026	2025
Customer A	58%	56%

The allowance for credit losses is based on the Company’s assessment of the collectability of accounts. The Company regularly assesses collectability based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer. The Company does not have any off-balance sheet credit exposure related to its customers. As of September 30, 2026 and December 31, 2025 trade receivables are presented net of allowance for credit losses in the amount of $209 thousand and $192 thousand respectively.

e.	Warranty provision

For assurance-type warranties, the Company records a provision for the estimated cost to repair or replace products under warranty at the time of sale. Factors that affect the Company’s warranty reserve include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair.

US Dollars in thousands
Balance at December 31, 2025	$343
Provision	482
Usage	(403)
Balance at September 30 2026	$422

f.	Basic and diluted net loss per ordinary share:

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential ordinary shares and warrants outstanding would have been anti-dilutive.

As of September 30, 2026 and 2025, outstanding warrants, share options, restricted stock units (“RSUs”) and convertible notes convertible or exercisable into 6,814,785 and 759,666 ordinary shares, respectively, were excluded from the calculation of diluted loss per ordinary share because their effect would have been anti-dilutive.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

g.	Goodwill and acquired intangible assets

Goodwill has been recorded in the Company’s financial statements resulting from various business combinations. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is subject to an annual impairment test.

The Company currently has one reporting unit.

ASC 350, Intangibles - Goodwill and Other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company elects to perform an annual impairment test of goodwill as of December 31 of each year, or more frequently if impairment indicators are present.

The Company concluded that no impairment of goodwill was identified for the nine months ended September 30, 2026. Refer to Note 5 for further details.

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

i.	Acquired In-Process Research and Development

In an asset acquisition, the initial costs of rights to in-process research and development projects acquired are expensed as research and development in the consolidated statements of operations unless the in-process research and development has an alternative future use. In a business combination, the fair value of in-process research and development is capitalized as an indefinite-lived intangible asset, regardless of whether the in-process research and development asset has an alternative future use.

j.	Restricted cash and Other long-term assets:

Other long-term assets include long-term prepaid expenses and restricted cash deposits for offices and cars leasing based upon the term of the remaining restrictions.

k.	New Accounting Pronouncements

Recently Implemented Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets. The Company adopted this guidance on January 1, 2026 on a prospective basis, and elected the practical expedient provided by ASU 2025-05. Under this expedient, the Company assumes that economic conditions as of the balance sheet date remain unchanged for the remaining life of all current accounts receivable and current contract assets arising from transactions under ASC 606. The Company continues to estimate expected credit losses for non-current receivables and contract assets in accordance with ASC 326. The adoption did not have a material impact on its consolidated financial statements.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements Not Yet Adopted

i.	In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

ii.	In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduce two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The guidance is effective for the Company beginning December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.

iii.	In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact on its consolidated financial statements disclosures.

NOTE 4:	INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2026	2025
Finished products	$5,174	$3,689
Work in process	105	38
Raw materials	1,418	2,005
	$6,697	$5,732

NOTE 5:	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

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

As a result of this assessment, the Company recorded a goodwill impairment charge of $2.8 million during the year ended December 31, 2025. No indicators of goodwill impairment were identified during the nine months ended September 30, 2026, and accordingly, no goodwill impairment charge was recognized during the period.

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

The Company concluded that the Oratech acquisition should be accounted for as an asset acquisition. As such, the consideration paid in the asset acquisition was allocated to the purchased assets. The asset acquisition total consideration was $12.4 million and was comprised of the fair values of the ordinary shares, pre-funded warrants and warrants. The revenue sharing arrangement was excluded from the initial measurement of consideration based on the Company’s assessment of the applicable accounting guidance, including its determination that the arrangement did not meet the definition of a derivative under ASC 815.

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

As of the acquisition date, the pre-funded warrants and the freestanding warrants that were allocated to the asset acquisition were classified as liabilities, measured at fair value through earnings, as these instruments did not meet the conditions to be classified as equity under ASC 815-40.

As of June 30, 2026, the pre-funded warrants and the freestanding warrants were reclassified to equity since the warrants met the conditions to be classified as equity under ASC 815-40.

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

The Company concluded that the transaction should be accounted for as an asset acquisition. Accordingly, the entire consideration of $442 thousand was allocated to a single finite-lived intangible asset, consisting of the acquired technology. The intangible asset is being amortized on a straight-line basis over its estimated useful life of 5 years. During the three and nine months ended September 30, 2026, the Company recognized amortization expense of approximately $23 thousand and $33 thousand, respectively, related to this intangible asset.

NOTE 7:	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Purchase commitments:

The Company has contractual obligations to purchase goods from its contract manufacturer as well as raw materials from different vendors. Purchase obligations do not include contracts that may be canceled without penalty. As of September 30, 2026, non-cancelable outstanding obligations amounted to approximately $10.7 million, which are substantially payable within the following twelve months.

b.	Operating lease commitment:

(i)	The Company operates from leased facilities in Israel, the United States and Germany. These leases expire in 2030. A portion of the Company’s facilities leases is generally subject to annual changes in the Consumer Price Index (the “CPI”). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.

(ii)	LL and LG lease cars for their employees under cancelable operating lease agreements expiring at various dates between 2026 and 2029. A subset of the Company’s car leases is considered variable. The variable lease payments for such car leases are based on actual mileage incurred at the stated contractual rate. LL and LG have an option to be released from these agreements, which may result in penalties of up to approximately $41 thousand as of September 30, 2026.

c.	Government grants

The Company’s research and development efforts are financed, in part, through funding from the Israel Innovation Authority (“IIA”). Since the Company’s inception through September 30, 2026, the Company received funding from the IIA in the total amount of $2.9 million. Out of the $2.9 million in funding from the IIA, a total amount of $1.6 million was royalty-bearing grants, $400 thousand was received in consideration of 209 convertible preferred A shares, which converted after the Company’s initial public offering in September 2014 into ordinary shares in a conversion ratio of 1 to 1, while $923 thousand was received without future obligation. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at an annual rate based on the Secured Overnight Financing Rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of September 30, 2026, the Company paid royalties to the IIA in the total amount of $117 thousand.

Royalty expenses for the nine months ended September 30, 2026 and 2025 were $0 and $8 thousand, respectively.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2026, the contingent liability to the IIA amounted to $1.6 million. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases:

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

As part of the Company’s other long-term assets and restricted cash, an amount of $432 thousand has been pledged as security in respect of a guarantee granted to a third party. Such deposit cannot be pledged to others or withdrawn without the consent of such third party.

e.	Legal Claims:

Occasionally, the Company is involved in various claims such as product liability claims, lawsuits, regulatory examinations, investigations, and other legal matters arising, for the most part, in the ordinary course of business. While the outcome of any pending or threatened litigation and other legal matters is inherently uncertain, based on currently available information, the Company does not believe that the resolution of any pending legal matters, individually or in the aggregate, is reasonably likely to have a material adverse effect on its consolidated results of operations, liquidity or financial condition.

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

As of September 30, 2026, and December 31, 2025, the Company had reserved 372,127 and 39,851 ordinary shares, respectively, for issuance to the Company’s and its affiliates’ respective employees, directors, officers, and consultants pursuant to equity awards granted under the Company’s 2025 Incentive Compensation Plan (the “2025 Plan”). The Company’s shareholders approved the 2025 Plan on August 1, 2025, and it became effective on the same date. Certain awards granted under the Company’s prior 2014 Incentive Compensation Plan (the “2014 Plan”) remain outstanding and continue to be governed by its terms.

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

The fair value for options granted during the nine months ended September 30, 2026, was estimated at the date of the grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	95.1%	102.5%
Risk-free rate	4.1%	4.1%
Dividend yield	-	-
Expected term (in years)	6.08	6.25
Share price	$6.53	$1.04

A summary of employee and non-employee share options activity during the nine months ended September 30, 2026, is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2025	52,450	$13.86	9.43	$-
Granted	212,692	6.53	-	-
Exercised	-	-	-	-
Forfeited	(198,025)	10.67	-	-
Options outstanding as of September 30, 2026	67,117	$9.75	8.16	$2.8

Options exercisable as of September 30, 2026	13,060	$20.87	3.30	$-

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders that hold options with positive intrinsic value exercised their options on the last date of the exercise period. No options were exercised during the nine months ended September 30, 2026 and 2025.

A summary of employee and non-employee RSUs activity during the nine months ended September 30, 2026 is as follows:

	Number of shares underlying outstanding RSUs	Weighted- average grant date fair value
Unvested RSUs as of December 31, 2025	73,433	$15.30
Granted	118,506	7.04
Vested	(29,593)	16.41
Forfeited	(30,033)	11.34
Unvested RSUs as of September 30, 2026	132,313	$8.55

The fair value of RSUs granted is determined based on the price of the Company’s ordinary shares on the date of grant. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2026 and 2025, was $7.04 and $8.40, respectively.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2026, there were $1.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s 2014 Plan and 2025 Plan. This cost is expected to be recognized over a period of approximately 2.5 years.

The number of options and RSUs outstanding as of September 30, 2026 is set forth below, with options separated by range of exercise price.

Range of exercise price	Options and RSUs outstanding as of September 30, 2026	Weighted average remaining contractual life (years) (1)	Options outstanding and exercisable as of September 30, 2026	Weighted average remaining contractual life (years) (1)
RSUs	132,313	-	-	-
Options:
$6.53	39,994	9.49	-	-
$8.6	18,750	8.87	4,687	8.87
$14.70	8,333	0.17	8,333	0.17
$2,257.5-$4,200	40	1.33	40	1.33
	199,430	8.16	13,060	3.30

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

c.	Share-based awards to non-employee consultants:

As of September 30, 2026, there are no outstanding options or RSUs held by non-employee consultants.

d.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expenses for both employees and non-employees in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cost of revenues	$10	$9
Research and development, net	104	105
Sales and marketing	99	203
General and administrative	329	259
Total	$542	$576

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Warrants and Pre-Funded Warrants to purchase ordinary shares:

The following table summarizes information about warrants outstanding and exercisable that were classified as equity as of September 30, 2026:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
September 29, 2021 (1)	95,314	$168.00	95,314	March 29, 2027
January 8, 2025 (2)	151,514	$33.00	151,514	January 10, 2028
January 8, 2025 (3)	9,088	$41.25	9,088	January 10, 2028
June 26, 2025 (4)	333,328	$7.8	333,328	June 26, 2030
June 26, 2025 (5)	20,000	$9.75	20,000	June 26, 2030
March 25, 2026 (6)	3,148,147	$5.40	3,148,147	March 25, 2031
March 25, 2026 (7)	1,006,113	$0.0001	1,006,113	No expiration
	4,763,504		4,763,504

(1)	Represents warrants issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in September 2021.

(2)	Represents warrants issued to certain institutional purchasers in a private placement in the Company’s registered direct offering of ordinary shares in January 2025.

(3)	Represents warrants issued to the placement agent as compensation for its role in the Company’s January 2025 registered direct offering.

(4)	Represents warrants issued to certain institutional investors in connection with the Company’s public offering of ordinary shares in June 2025.

(5)	Represents warrants issued to the placement agent as compensation for its role in the Company’s public offering of ordinary shares in June 2025.

(6)	Represents warrants issued in connection with the Company’s March 2026 acquisition of Oratech and the related financing.

(7)	Represents pre-funded warrants issued as part of the consideration for the Company’s acquisition of Oratech in March 2026.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f.	Equity raise:

On January 7, 2025, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale of 151,515 ordinary shares and warrants to purchase up to an aggregate of 151,514 ordinary shares at an exercise price of $33 per share. Each ordinary share was sold at an offering price of $33.00. The warrants became exercisable upon issuance and expire three years after the issuance date. The offering closed on January 8, 2025. In addition, the Company issued warrants to purchase up to 9,088 ordinary shares, with an exercise price of $41.25 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance, to certain representatives of H.C. Wainwright & Co., LLC (“HCW”) as compensation for its role as the placement agent in the January 2025 private placement offering.

On March 7, 2025, the Company entered into an At-the-Market (“ATM”) Offering Agreement with HCW, pursuant to which the Company may, from time to time, offer and sell its ordinary shares through HCW acting as the Company’s sales agent.

During the three and nine months ended September 30, 2025, the Company sold 95,552 and 175,895 shares, respectively, of its ordinary shares under the ATM program at an average price of $7.20 and $11.04 per share, respectively, generating gross proceeds of approximately $0.7 million and $1.9 million. For the nine months ended September 30, 2025, the Company paid aggregate fees and commissions of $0.1 million to HCW and incurred other offering expenses of approximately $0.2 million, resulting in net proceeds of approximately $1.6 million. The Company’s ATM program expired on November 16, 2025, and no shares were issued under the program during the three and nine months ended September 30, 2026.

On June 25, 2025, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale of 333,333 ordinary shares and warrants to purchase up to an aggregate of 333,328 ordinary shares at an exercise price of $7.8 per share. Each ordinary share was sold at a combined offering price of $7.80 together with a warrant to purchase one ordinary share. The warrants became exercisable upon issuance and expire five years after the issuance date. The offering closed on June 26, 2025.

Additionally, the Company issued warrants to purchase up to 20,000 ordinary shares, with an exercise price of $9.75 per share, which became exercisable upon issuance and expire five years after the issuance date, to certain representatives of HCW as compensation for its role as the placement agent in the June 2025 public offering.

The warrants issued in the January 2025 private placement and the June 2025 public offering are considered freestanding instruments. As the warrants are indexed to the Company’s ordinary shares and meet the criteria for equity classification, they are recorded in shareholders’ equity on the Company’s condensed consolidated balance sheets.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9:	CONVERTIBLE NOTES

a.	On November 14, 2025, the Company entered into a Secured Promissory Note (the “Original Note”) with Oramed in the principal amount of $3.0 million.

In February and March 2026, the Company entered into additional Secured Promissory Notes (the “Additional Notes”) with Oramed, pursuant to which the Company issued non-convertible secured promissory notes in the aggregate principal amount of $1.025 million. The Additional Notes are secured by a lien on the Company’s cash, accrue interest at a rate of 24% per annum, and mature on the earlier of August 12, 2026, or the failure to obtain shareholder approval of the transactions contemplated by the Securities Purchase Agreement dated January 12, 2026, by and among the Company, Oramed and certain investors (the “Securities Purchase Agreement”), and the SPA.

On March 25, 2026, pursuant to the Securities Purchase Agreement, the Company issued convertible notes (the “New Notes”) and freestanding warrants to Oramed and Creative Value Capital. Under the terms of the Original Note, if a subsequent financing involving convertible notes was consummated, the Original Note, including accrued and unpaid interest, would automatically convert into the New Notes upon consummation of such financing. In addition, under the terms of the Additional Notes, Oramed had the option to convert the Additional Notes into the New Notes. In connection with the March 25, 2026 financing, the Original Note and the Additional Notes were exchanged for New Notes. As such, the Company issued the New Notes in an aggregate principal amount of $10 million and 1,851,851 freestanding warrants with an exercise price of $5.4 per share. In addition, pursuant to the terms of the agreement, the Company may issue up to an additional $10 million principal amount of New Notes, convertible on substantially the same terms as the existing New Notes, upon the achievement of certain specified milestones and subject to the applicable conditions set forth in the Securities Purchase Agreement. Net cash proceeds received by the Company were approximately $5.4 million after giving effect to the exchange of the Original Note and the Additional Notes into the New Notes. The New Notes provide for a secured term loan in an aggregate principal amount of $10.0 million. The loan bears interest at the rate of 8% per annum and matures on March 25, 2029. The New Notes are convertible into 1,851,851 ordinary shares at a conversion price of $5.4 per share. The New Notes are secured by a lien on the Company’s cash and contain representations, covenants, and events of default. As of September 30, 2026, the Company was in compliance with all covenants.

The Company concluded that the warrants and the New Notes were freestanding financial instruments. The warrants were classified as liabilities, measured at fair value through earnings as the warrants were not indexed to the Company’s own stock. The Company also concluded that the conversion feature met the definition of a derivative and should be bifurcated from the debt host liability. As such, the Company recognized the warrants and the embedded derivative liability at fair value, with the remaining proceeds allocated to the debt host. The debt host was subsequently measured using the effective interest method. The Company derecognized the Original Note and the Additional Notes in connection with the exchange of such notes for the New Notes.

On June 30, 2026, the Company entered into the Amended and Restated Note and Warrant Documents. The amended agreements, among other things, provide for pari passu treatment of the Company’s outstanding senior secured convertible notes, revise certain contingent redemption provisions and modify certain beneficial ownership limitation provisions. These amendments also resulted in changes to the accounting classification of certain warrants and embedded conversion features, as described below.

Upon execution of the amended agreements, the Company remeasured the warrant liability and embedded derivative liability to fair value and reassessed their classification. The Company concluded that the warrants and the embedded conversion feature met the criteria for equity classification. Accordingly, the warrant liability and embedded derivative liability were reclassified to equity.

As of September 30, 2026, the carrying amount of the debt host was $4,882 thousand.

For the three and nine months ended September 30, 2026, the Company recognized total interest expense of $450 thousand and $1,742 thousand, respectively, related to the Original Note, the Additional Notes, and the New Notes.

b.	On July 6, 2026, pursuant to a securities purchase agreement dated June 30, 2026, the Company issued $5.6 million of senior secured convertible notes (the “July Notes”) and accompanying freestanding warrants to purchase 1,033,331 ordinary shares. The July Notes bear interest at 8% per annum, mature three years after issuance and have an initial conversion price of $5.40 per ordinary share. The warrants have an initial exercise price of $5.40 per share and a five-year term. The agreement provides for an additional $5.6 million of notes and warrants, subject to contingent closing conditions including unit sales and share price targets.

The Company classified the warrants as liabilities and bifurcated the embedded conversion feature from the debt host. The warrant and embedded derivative liabilities were initially recognized at fair value, with the residual proceeds assigned to the debt host. Subsequently, both liabilities are remeasured at fair value through financial expense (income), net, while the debt host is measured at amortized cost using the effective interest method.

As of September 30, 2026, the carrying amount of the debt host of the July Notes was $17 thousand.

For the three months ended September 30, 2026, the Company recognized total interest expense of $7 thousand, related to the July Notes.

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

As part of the transaction, the Company issued convertible promissory notes and warrants to Oramed. As of September 30, 2026, the Company recorded convertible promissory notes, net, of approximately $4.4 million attributable to Oramed. As of September 30, 2026, the warrants issued to Oramed were classified as equity and, accordingly, are no longer reflected as liabilities.

Refer to Note 3, Significant Accounting Policies, and Note 9, Convertible Notes, for additional information regarding the terms and accounting treatment of these financing arrangements.

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

As part of the consideration transferred in the transaction, the Company issued pre-funded warrants and freestanding warrants to Oramed. As of September 30, 2026, such pre-funded warrants and freestanding warrants were classified as equity and, accordingly, are no longer reflected as liabilities.

In addition, the Company agreed to make revenue sharing payments to Oramed based on future sales, subject to certain caps and termination provisions. During the three and nine months ended September 30, 2026, the Company recognized revenue sharing expense of $66 thousand and $168 thousand, respectively.

During the nine months ended September 30, 2026, the Company recognized approximately $4.9 million, of research and development expense associated with acquired IPR&D assets that were determined to have no alternative future use.

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

During the three and nine months ended September 30, 2026, Oramed provided clinical trial management services totaling approximately $492 thousand and $1,114 thousand under these arrangements, which were recognized as research and development expense. The Company also recognized approximately $74 thousand and $167 thousand for the three and the nine months ended September 30, 2026, respectively, of research and development expense through the utilization of the clinical trial services asset recognized in connection with the Oratech acquisition. As of September 30, 2026, the clinical trial services asset amounted to $808 thousand, representing the estimated value of future clinical trial services expected to be provided under these arrangements.

Certain members of the Company’s Board of Directors are affiliated with Oramed, which is a significant shareholder and counterparty to the financing and commercial arrangements described above.

d.	Related Party Legal expense

During the three and nine months ended September 30, 2026, the Company recognized $67 thousand of legal expense reimbursable to Oramed Pharmaceuticals Inc., a related party.

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11:	FINANCIAL EXPENSE (INCOME), NET

The components of financial expense (income), net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency transactions and other	$(60)	$(2)	$66	$18
(Gain) loss from changes in fair value of warrant and derivative liabilities	(1,347)	-	5,041	-
Interest expense on debt	457	-	1,749	-
Interest income on bank deposits	(10)	(4)	(68)	(125)
Bank fees and commissions	34	29	91	99
	$(926)	$23	$6,879	$(8)

NOTE 12:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues mainly from products, lease revenues and warranty and services (see Note 1 for a brief description of the Company’s business and Note 3c for details on the Company’s revenue recognition).

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

The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues based on customer’s location:
United States	$3,270	$4,044	$9,692	$10,263
Europe	613	627	2,370	2,100
Germany	1,003	1,192	2,835	3,209
Asia-Pacific	298	103	586	269
Rest of the world	244	229	491	1,112
Total revenues	$5,428	$6,195	$15,974	$16,953

LIFEWARD LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of long-lived assets within geographic areas (in thousands):

	September 30,	December 31,
	2026	2025
Long-lived assets by geographic region (*):
Israel	$1,507	$1,579
United States	1,365	545
Germany	32	5
	$2,904	$2,129

(*)	Long-lived assets are comprised of property and equipment, net, and operating lease right-of-use assets.

	Nine Months Ended September 30,
	2026	2025
Major customer data as a percentage of total revenues:
Customer A	13.7%	15.1%

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

Overview

We are a medical device company that designs, develops, and commercializes life-changing solutions that span the continuum of care in physical rehabilitation and recovery, delivering proven functional and health benefits in clinical settings as well as in the home and community, now complemented by a biomedical pipeline. Our initial product offerings were the ReWalk Personal and ReWalk Rehabilitation Exoskeleton devices for individuals with spinal cord injury (“SCI Products”). These devices are robotic exoskeletons that are designed for individuals with paraplegia that use our patented tilt-sensor technology and an onboard computer and motion sensors to drive motorized legs that power movement. These SCI Products allow individuals with spinal cord injury (“SCI”) the ability to stand and walk again during everyday activities at home or in the community. In March 2023, we received clearance of our premarket notification (“510(k)”) from the U.S. Food and Drug Administration (“FDA”) for the ReWalk Personal Exoskeleton with stair and curb functionality, which adds usage on stairs and curbs to the indication for use for the device in the U.S. The clearance permits U.S. customers to participate in more walking activities in real-world environments in their daily lives where stairs or curbs may have previously limited them when using the exoskeleton for its intended, FDA-indicated uses. This feature has been available in Europe since initial CE Clearance, and real-world data from a cohort of 47 European users throughout a period of over seven years consisting of over 18,000 stair steps, were collected to demonstrate the safety and efficacy of this feature and support the FDA submission. In March 2025, we received 510(k) clearance from the FDA for the ReWalk 7 Personal Exoskeleton device, a next-generation ReWalk model.

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

In August 2023, we made our first acquisition to supplement our internal growth when we acquired AlterG, a leading provider of Anti-Gravity systems for use in physical and neurological rehabilitation. We paid a cash purchase price of approximately $19 million at closing. The purchase agreement also provided for the potential of additional cash earnout payments based on AlterG’s revenue growth over the two years following the closing; however, no earnout payments were earned. The AlterG Anti-Gravity systems use patented, National Aeronautics and Space Administration derived differential air pressure (“DAP”) technology to reduce the effects of gravity and allow patients to rehabilitate with finely calibrated support and reduced pain. AlterG Anti-Gravity systems are utilized in over 6,000 facilities globally in more than 40 countries. We will continue to evaluate other products for distribution or acquisition that can broaden our product offerings further to help individuals with injury and disability.

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

We have engaged with CMS regarding the Medicare coverage framework applicable to personal exoskeletons. In 2024, the National Spinal Cord Injury Statistical Center, which maintains the world’s largest database on spinal cord injury research, reported that CMS is the primary payor for approximately 57% of the SCI population that is at least five years post-injury, with Medicare representing a majority of this percentage. In July 2020, following a successful submission and hearing process, a code was issued for ReWalk Personal Exoskeleton, which may be used for purposes of claim submission to Medicare, Medicaid, and other payors.

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

On April 11, 2024, CMS revised its April 2024 Durable Medical Equipment, Prosthetics, Orthotics, and Supplies Fee Schedule to include a final lump-sum Medicare purchase fee schedule amount for personal exoskeletons (HCPCS code K1007) with an established rate of $91,032. CMS determined this payment rate using a “gap-filling” methodology, which is applied when a technology has no prior fee schedule pricing history. In establishing the payment amount for HCPCS code K1007, CMS considered available pricing information for exoskeleton devices from Lifeward and other manufacturers.

In June 2025, an Administrative Law Judge (“ALJ”) ruled in favor of a Medicare beneficiary’s appeal and determined that their ReWalk Personal Exoskeleton shall be covered and reimbursed by Medicare as a “reasonable and necessary” medical device that enables walking after SCI. The ruling related to the individual beneficiary’s claim and does not constitute a national Medicare coverage determination or establish that all future claims for the ReWalk Personal Exoskeleton will be approved.

In Germany, we continue to make progress toward achieving coverage from the various government, private and worker’s compensation payors for our SCI Products. In September 2017, each of German insurer BARMER GEK (“BARMER”) and national social accident insurance provider Deutsche Gesetzliche Unfallversicherung indicated that they will provide coverage to users who meet certain inclusion and exclusion criteria. In February 2018, the head office of German Statutory Health Insurance (“SHI”) Spitzenverband confirmed its decision to list the ReWalk Personal Exoskeleton system in the German Medical Device Directory. This decision means that ReWalk is listed among all medical devices for compensation, which SHI providers can procure for any approved beneficiary on a case-by-case basis. During the years 2020 and 2021, we announced several new agreements with German SHIs, including Techniker Krankenkasse (TK) and DAK Gesundheit, as well as the first German Private Health Insurer, which outline the process of obtaining our devices for eligible insured patients. In February 2025, we finalized an agreement with BARMER to formalize the reimbursement process for the provision of ReWalk exoskeletons to medically eligible beneficiaries. We are also currently working with several additional SHIs on securing a formal operating contract that will establish the process of obtaining a ReWalk Personal Exoskeleton for their beneficiaries within their system. Additionally, to date, several private insurers in the United States and Europe are providing reimbursement for ReWalk in certain cases.

In February 2026, we entered into an Intellectual Property Assignment and Technology Transfer Agreement with Skelable Ltd., an Israeli technology company, pursuant to which we agreed to acquire certain intellectual property and related technology assets associated with a powered upper-body robotic orthotic system designed to assist individuals with impaired upper-limb function, including stroke survivors. The transaction was completed on May 18, 2026. The consideration included cash and ordinary shares issued at closing, as well as the potential issuance of additional ordinary shares upon the achievement of specified future milestones.

In March 2026, we closed the previously announced acquisition of all of the outstanding equity interests of Oratech from Oramed. In connection with the transaction, we will develop ORMD-0801, an oral protein delivery technology. We are advancing preparations for a planned Phase 2 trial for ORMD-0801. See “-Strategic Transaction” below for additional details.

In November 2026, a Belgian regulatory authority informed us that it believes that our Neo and Neo+ Anti-Gravity Treadmill products, which have been placed on the European Union market as Class I medical devices, should be classified at least as Class IIa medical devices under Regulation (EU) 2017/745. We are evaluating and implementing appropriate corrective actions, including reclassification of such products and the applicable conformity-assessment process. The Company does not currently expect the matter to interrupt its ability to market the affected products in the European Union during the applicable transition period; however, the Company’s ability to continue marketing the affected products thereafter will depend on timely completion of the required regulatory process.

Reverse Share Split

On February 24, 2026, the Company effected a one-for-twelve reverse share split of its ordinary shares. As a result, every twelve issued and outstanding ordinary shares were automatically combined into one ordinary share, reducing the number of issued and outstanding ordinary shares from 18,339,098 to 1,528,207. No fractional shares were issued; fractional shares were rounded down to the nearest whole share.

The reverse share split did not affect the authorized share capital, other than the concurrent increase in authorized ordinary shares from 75,000,000 to 100,000,000. Appropriate adjustments were made to outstanding warrants, pre-funded warrants, options and other equity awards. All share and per-share amounts in this quarterly report have been retroactively adjusted to reflect the reverse share split.

Third Quarter 2026 Business Highlights

•	AlterG performance. AlterG revenue increased 18% to $3.6 million in the third quarter of 2026 compared to the third quarter of 2025, primarily reflecting higher U.S. unit shipments, together with increased service revenue and improved average selling prices. This marks the second consecutive quarter of double-digit year-over-year revenue growth for AlterG.

•	ReWalk distribution strategy. The Company is shifting ReWalk from direct sales to partnerships with established home and durable medical equipment providers and patient care organizations that can bring the ReWalk Personal Exoskeleton to patients across the United States. These partnerships build on the Company’s existing channels, including CorLife, its exclusive distributor for patients with workers’ compensation claims, and the pilot program the Company launched in August 2026 with Ottobock Care, a leading U.S. mobility technology patient care organization with more than 50 patient clinics nationwide. While the transition has affected the timing of ReWalk sales in the near term, the Company believes channel partnerships have the potential to support long-term revenue growth and is focused on expanding its partner network. Selling through partners on wholesale terms is also designed to reduce the Company’s operating expenses and may accelerate cash collection compared with direct sales.

•	Reimbursement. ReWalk is eligible for Medicare coverage for clinically appropriate beneficiaries under an established fee schedule and is covered by certain Medicare Advantage plans, including plans offered by Aetna, Humana and UnitedHealthcare, subject to applicable coverage criteria and authorization requirements. Medicare Fee-for-Service and certain Medicare Advantage plans are authorizing ReWalk for clinically appropriate patients, and the Company believes this reimbursement infrastructure positions its channel partners to reach more eligible patients.

•	Clinical evidence. In September and October 2026, the Company announced the publication of two peer-reviewed studies of the ReWalk Personal Exoskeleton. The first reported improved performance of daily activities, higher satisfaction and lower pain compared with wheelchair use. The second, a long-term real-world study, reported sustained home use over a median of 33 months with no reported falls or exoskeleton-related fractures during the study period.

•	AI-enabled rehabilitation. The Company is continuing development of its upper-body exoskeleton technology, including AI-enabled capabilities. The Company is also evaluating additional AI-enabled capabilities for potential inclusion in its product-development pipeline.

Results of Operations for the Three and Nine Months Ended September 30, 2026 and September 30, 2025

Our operating results for the three and nine months ended September 30, 2026, as compared to the same period in 2025, are presented below. The results set forth below are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$5,428	$6,195	$15,974	$16,953
Cost of revenues	3,941	3,488	10,436	9,613

Gross profit	1,487	2,707	5,538	7,340

Operating expenses:
Research and development, net	1,941	721	9,540	2,406
Sales and marketing	3,351	3,168	10,153	10,790
General and administrative	2,165	1,958	6,306	5,917
Impairment charges	—	—	—	2,783

Total operating expenses	7,457	5,847	25,999	21,896

Operating loss	(5,970)	(3,140)	(20,461)	(14,556)
Financial expense (income), net	(926)	23	6,879	(8)

Loss before income taxes	(5,044)	(3,163)	(27,340)	(14,548)
Taxes on income	8	7	24	18

Net loss	$(5,052)	$(3,170)	$(27,364)	$(14,566)

Net loss per ordinary share, basic and diluted	$(1.32)	$(2.37)	$(9.91)	$(13.87)

Weighted average number of shares used in computing net loss per ordinary share, basic and diluted (1)	3,836,950	1,335,117	2,760,466	1,050,290

(1)	Reflects the one-for-twelve reverse share split that became effective on February 24, 2026.

Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025

Revenue

Our revenue for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$5,428	$6,195	$15,974	$16,953

Revenues are derived from the sale of ReWalk, AlterG, ReStore, and MyoCycle systems. We also generate revenue from the sale of extended warranties and the provision of repair services for the products that we sell.

Revenue was $5.4 million during the three months ended September 30, 2026, a decrease of $0.8 million, or 12%, compared to the three months ended September 30, 2025. The decrease reflected lower ReWalk revenue of $1.3 million, primarily driven by lower sales in Europe and the U.S., including the near-term effect of our transition of ReWalk from a direct-sales model to a channel-partner distribution model, partially offset by higher AlterG revenue of approximately $0.5 million, primarily reflecting higher unit shipments in the U.S., together with increased service revenue and improved average selling prices.

We are advancing relationships with established providers to expand patient access to the ReWalk Personal Exoskeleton. While the transition may affect the timing of ReWalk sales in the near term, we believe it may support broader access to ReWalk and long-term revenue growth.

Revenues decreased by $1.0 million, or 6%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease primarily reflected a $0.9 million decrease in ReWalk revenue, driven by lower average selling prices and a less favorable sales mix within the ReWalk product line, reflecting a shift toward lower-margin segments, as well as a $0.1 million decrease in MyoCycle revenue resulting from lower unit sales.

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

Gross Profit

Our gross profit for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit	$1,487	$2,707	$5,538	$7,340

Gross profit was $1.5 million, or 27.4% of revenue, for the three months ended September 30, 2026, compared to $2.7 million, or 43.7% of revenue, for the three months ended September 30, 2025. The decrease in gross margin was primarily attributable to adverse foreign exchange rate fluctuations, revenue sharing expense related to the Oramed transaction, higher freight costs and tariffs.

Gross profit was 34.7% of revenue for the nine months ended September 30, 2026, compared to 43.3% of revenue, for the nine months ended September 30, 2025. The decrease in gross margin primarily reflected the impact of adverse foreign exchange rate fluctuations, higher freight costs and tariffs, increased component costs, revenue sharing expense related to the Oramed transaction and higher personnel-related expenses.

Subject to the realization of higher revenue volumes and planned cost efficiencies, we expect gross profit and gross margin to improve over time as higher revenue volumes improve the absorption of fixed manufacturing overhead and as we continue to realize operational efficiencies and cost reduction initiatives.

Research and Development Expenses, net

Our research and development expenses, net, for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses, net	$1,941	$721	$9,540	$2,406

Research and development expenses were $1.9 million for the three months ended September 30, 2026, an increase of $1.2 million, compared to the three months ended September 30, 2025. The increase was primarily attributable to approximately $0.5 million of clinical trial and CRO service costs related to the Oratech clinical trial, together with higher development costs related to the AlterG project and development activities associated with the Skelable technology following its acquisition.

Research and development expenses were $9.5 million for the nine months ended September 30, 2026, an increase of $7.1 million compared to the nine months ended September 30, 2025. The increase was primarily attributable to a one-time acquired IPR&D charge of approximately $4.9, which was expensed upon completion of the Oratech acquisition because the acquired IPR&D had no alternative future use, approximately $1.3 million of clinical trial and CRO service costs related to the Oratech clinical trial, together with higher development costs related to the AlterG project and ongoing development activities associated with the Skelable technology following its acquisition.

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

Sales and Marketing Expenses

Our sales and marketing expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales and marketing expenses	$3,351	$3,168	$10,153	$10,790

Sales and marketing expenses were $3.4 million for the three months ended September 30, 2026, an increase of $0.2 million, or 6%, compared to the three months ended September 30, 2025. The increase was primarily attributable to higher spending on trade shows and digital marketing.

Sales and marketing expenses were $10.2 million for the nine months ended September 30, 2026, a decrease of $0.6 million, or 6%, compared to the nine months ended September 30, 2025. The decrease was primarily attributable to reduced spending on commercial and reimbursement-related activities as well as lower spending on marketing.

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

General and Administrative Expenses

Our general and administrative expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$2,165	$1,958	$6,306	$5,917

General and administrative expenses were $2.2 million for the three months ended September 30, 2026, an increase of $0.2 million, or 11%, compared to the same period in 2025. The increase was primarily attributable to higher personnel-related costs and professional services expenses as well as restructuring expenses recorded in the current period.

General and administrative expenses were $6.3 million for the nine months ended September 30, 2026, an increase of $0.4 million, or 7%, compared to the same period in 2025. The increase was primarily attributable to one-time professional and legal expenses related to the strategic transaction with Oramed and related financing activities, as well as unfavorable foreign exchange rate fluctuations. These increases were partially offset by the absence of bad debt expense recognized in the prior-year period.

Impairment Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Impairment charges	$—	$—	$—	$2,783

No impairment charges were recognized during the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, we recognized a non-cash goodwill impairment charge of $2.8 million, primarily resulting from the sustained decline in our share price, which resulted in our market capitalization falling below our carrying value. The impairment charge did not impact our liquidity, cash flows or ongoing operations.

Financial Expense (income), Net

Our financial expense (income), net, for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Financial expense (income), net	$(926)	$23	$6,879	$(8)

Financial expense (income), net, decreased by $0.9 million, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily attributable to a $1.3 million non-cash gain from fair value changes in warrant and derivative liabilities associated with the Company’s financing transactions, partially offset by approximately $0.5 million of interest expense related to the Company’s convertible notes.

Financial expense (income), net, increased by $6.9 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily attributable to a $5.0 million non-cash loss resulting from changes in the fair value of warrant and derivative liabilities associated with the Company’s financing transactions and the Oratech acquisition, as well as approximately $1.7 million of interest expense related to the Company’s convertible notes.

Income Taxes

Our income tax for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Taxes on income	$8	$7	$24	$18

Income taxes increased by $1 thousand, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to higher taxable income in a foreign jurisdiction.

Income taxes increased by $6 thousand for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, reflecting higher taxable income in a foreign jurisdiction.

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

As of September 30, 2026, we had cash and cash equivalents of $4.5 million. We had an accumulated deficit in the total amount of $312.1 million as of September 30, 2026 and further losses are anticipated in the development of our business. These factors raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

We intend to seek to fund our operating costs over the next twelve months through a combination of existing cash on hand, measures intended to reduce operating cash expenditures and potential future issuances of equity and debt securities. However, our existing cash resources are not expected to be sufficient to fund our anticipated operating requirements for the next twelve months, and our ability to continue operations depends on obtaining additional financing and/or achieving sufficient reductions in expenditures. There can be no assurance that additional financing will be available when needed or on acceptable terms, or that planned cost reductions will be sufficient.

The unaudited condensed consolidated financial statements included elsewhere in this quarterly report have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the three and nine months ended September 30, 2026 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

As of September 30, 2026, we also had approximately $10.7 million of noncancelable purchase commitments, substantially all of which are payable within the following twelve months. These commitments, together with our anticipated operating expenses, debt service obligations and planned product development activities, represent significant demands on our available liquidity.

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

Equity Raises

 We have an effective registration statement on Form S-3 covering up to $100 million of securities. Because our public float is currently less than $75 million, the aggregate market value of securities that we may sell in primary offerings pursuant to General Instruction I.B.6 of Form S-3 is generally limited to one-third of our public float during any 12-month period, subject to applicable eligibility requirements and the calculation of securities previously sold under that instruction, which may limit our ability to raise additional capital through registered public offerings.

Equity Offerings and Warrant Exercises

On January 7, 2025, we entered into a purchase agreement with certain institutional investors for the issuance and sale of 151,515 ordinary shares and ordinary warrants to purchase up to an aggregate of 151,514 ordinary shares at an exercise price of $33.00 per share. Each ordinary share was sold at an offering price of $33.00. The offering of the ordinary shares and the ordinary shares that are issuable from time to time upon exercise of the ordinary warrants was made pursuant to our shelf registration statement on Form S-3 initially filed with the SEC on March 30, 2022, and declared effective by the SEC on May 16, 2022 (the “2022 Shelf Registration Statement”), and the ordinary warrants were issued in a concurrent private placement. The warrants became exercisable upon issuance and expire three years after the issuance date. The offering closed on January 8, 2025. Additionally, we issued warrants to purchase up to 9,088 ordinary shares, with an exercise price of $41.25 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending three years from the date of issuance, to certain representatives of H.C. Wainwright & Co., LLC (“HCW”) as compensation for its role as the placement agent in January 2025 private placement offering.

On March 7, 2025, we entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with HCW, pursuant to which we could, from time to time, offer and sell our ordinary shares having an aggregate offering price of up to $5.5 million through HCW acting as our sales agent. Sales of ordinary shares under the ATM Agreement were permitted at prevailing market prices or as otherwise agreed with HCW, subject to the terms of the agreement. We are not obligated to make any sales under the ATM Agreement and may suspend or terminate the program at any time at our discretion.

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

On June 25, 2025, we entered into a securities purchase agreement with certain institutional investors for the issuance and sale of 333,333 ordinary shares and warrants to purchase up to an aggregate of 333,328 ordinary shares at an exercise price of $7.80 per share. Each ordinary share was sold at a combined offering price of $7.80 together with a warrant to purchase one ordinary share. The offering of the ordinary shares and the ordinary shares issuable upon exercise of the warrants was made pursuant to our registration statement on Form S-1, as amended, filed with the SEC on June 20, 2025, and declared effective by the SEC on June 25, 2025. The warrants became exercisable upon issuance and expire five years after the issuance date. The offering closed on June 26, 2025. Additionally, we issued warrants to purchase up to 20,000 ordinary shares, with an exercise price of $9.75 per share, exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of issuance, to certain representatives of HCW as compensation for its role as the placement agent in the June 2025 public offering.

The warrants issued in the January 2025 private placement and the June 2025 public offering are considered freestanding instruments. As the warrants are indexed to our ordinary shares and meet the criteria for equity classification, they are recorded in shareholders’ equity on our consolidated balance sheets.

Strategic Transaction

On March 25, 2026, we completed the acquisition of Oratech and related financing arrangements with Oramed and certain other investors. In connection with the transaction, we issued to Oramed ordinary shares and pre-funded warrants representing up to 49.99% of our fully diluted equity capitalization, with the number of ordinary shares issued at closing not exceeding 45% of our outstanding ordinary shares immediately after closing. We also issued transaction warrants and agreed to make quarterly revenue sharing payments based on future sales, subject to certain caps and termination events.

In connection with the transaction, we also entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Oramed and certain investors providing for the issuance of up to $20.0 million of senior secured convertible notes, including $10.0 million issued at closing (the “New Notes”), together with accompanying warrants.

In connection with the transaction, we received bridge financing from Oramed. On November 14, 2025, we entered into a Secured Promissory Note (the “Original Note”) with Oramed Ltd., pursuant to which we issued to Oramed Ltd. a secured promissory note in the principal amount of $3.0 million. The loan bore interest at a rate of 15% per annum, was secured by a lien on our cash, and was to mature on May 14, 2026.

In February and March 2026, the Company entered into additional Secured Promissory Notes (the “Additional Notes”) with Oramed, pursuant to which the Company issued non-convertible secured promissory notes in the aggregate principal amount of $1.025 million. The Additional Notes were secured by a lien on the Company’s cash, accrued interest at a rate of 24% per annum, and were to mature on the earlier of August 12, 2026, or the failure to obtain shareholder approval of the transactions contemplated by the Securities Purchase Agreement and the SPA. The Company derecognized the Original Note and the Additional Notes in connection with the exchange of such notes for the New Notes.

On June 30, 2026, the Company entered into an amended and restated senior secured convertible note, an amended and restated common warrant and an amended and restated pre-funded warrant (collectively, the “Amended and Restated Note and Warrant Documents”). The Amended and Restated Note and Warrant Documents, among other things, provide for pari passu treatment of the Company’s outstanding senior secured convertible notes, revise certain contingent redemption provisions and modify certain beneficial ownership limitation provisions. Upon execution of the Amended and Restated Note and Warrant Documents, the Company remeasured the warrant liability and embedded derivative liability to fair value and reassessed their classification. The Company concluded that the warrants and the embedded conversion feature met the criteria for equity classification. Accordingly, the warrant liability and embedded derivative liability were reclassified to equity.

 On July 6, 2026, pursuant to a securities purchase agreement entered into on June 30, 2026 with certain investors and Oramed, as collateral agent, we issued $5.6 million aggregate principal amount of senior secured convertible notes (the “July Notes”) and accompanying freestanding warrants to purchase ordinary shares. The July Notes bear interest at 8% per annum, mature three years after issuance and have an initial conversion price of $5.40 per ordinary share. The warrants have an initial exercise price of $5.40 per share and a five-year term. The securities purchase agreement also provides for an additional $5.6 million aggregate principal amount of senior secured convertible notes and accompanying warrants, subject to specified closing conditions including unit sales and share price targets, and there can be no assurance that such conditions will be satisfied or that the additional financing will be consummated.

Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(16,064)	$(13,271)
Net cash used in investing activities	(28)	(5)
Net cash provided by financing activities	18,502	8,425
Effect of Exchange rate changes on Cash, Cash Equivalents and Restricted Cash	(9)	103
Net cash flow	$2,401	$(4,748)

Net Cash used in Operating Activities

Net cash used in operating activities increased by $2.8 million, or 21%, to $16.1 million for the nine months ended September 30, 2026, compared to $13.3 million for the corresponding period in 2025. The increase was primarily attributable to a higher net loss, adjusted for non-cash items, of $14.6 million, compared to $11.7 million in the corresponding period in 2025, mainly reflecting higher research and development expenses, including costs related to the Oratech clinical trial, and lower gross profit.

Net Cash used in Investing Activities

Net cash used in investing activities increased by $23 thousand for the nine months ended September 30, 2026 compared to the corresponding period in 2025, primarily due to increased purchases of property and equipment.

Net Cash provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 increased by $10.1 million compared to the nine months period in 2025. Net cash provided by financing activities during the 2026 period was primarily attributable to proceeds from the Company’s financing transactions, including the issuance of additional convertible notes and cash received in connection with the July Notes, together with $6.5 million of cash received in connection with the Oratech acquisition. Net cash provided by financing activities during the comparable 2025 period primarily consisted of proceeds from the Company’s registered direct offering, at-the-market offering and public offering.

Obligations and Contractual Commitments

Set forth below is a summary of our contractual obligations as of September 30, 2026.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Purchase obligations (1)	$10,663	$10,663	$-	$-
Operating lease obligations (2)	3,021	802	1,481	738
Total	$13,684	$11,465	$1,481	$738

(1)	Purchase obligations consist of non-cancelable purchase orders with suppliers for the manufacture of our ReWalk systems produced in-house and for AlterG Anti-Gravity systems manufactured by our contract manufacturer, Cirtronics Corporation. Purchase orders are placed with suppliers based on our sales forecasts and anticipated production requirements.
(2)	Our operating leases consist of leases for our facilities in the United States and Israel and motor vehicles. The Company’s facility arrangement in Germany is renewed annually and is not included in the contractual obligations table.

We calculated the payments due under our operating lease obligation for our Israeli office that are to be paid in NIS at a rate of exchange of NIS 3.063: $1.00 which was the applicable exchange rate as of September 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the third quarter of 2026. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon, and as of the date of this evaluation, the Interim Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, such that the information required to be disclosed by us in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our 2025 Form 10-K, except as set forth below:

Risks Related to Our Business and Our Industry

We are highly dependent on the knowledge and skills of our senior management and other key personnel, and recent changes in our senior management and Board of Directors could disrupt our business.

Our ability to execute our business strategy depends substantially on the continued service and performance of our senior management and other qualified managerial, scientific, clinical, sales and financial personnel. We have recently experienced significant leadership changes, including the departure of our former President and Chief Executive Officer effective August 31, 2026, the appointment of Josh Hexter as our Interim Chief Executive Officer effective September 1, 2026, the departure of our former Chief Financial Officer effective September 30, 2026, the appointment of Ronen Tsimerman as our Chief Financial Officer effective November 1, 2026, and several changes in the composition of our Board of Directors.

These transitions may result in the loss of institutional knowledge, create uncertainty regarding our strategy and priorities, divert management and Board attention, and disrupt our operations, employee relationships, financial reporting and internal controls. The integration of new leadership may also require significant time and resources, and we cannot assure that these transitions will be successful. Competition for qualified personnel in our industry is intense, and our inability to retain key personnel, recruit suitable replacements or effectively integrate new executives and directors could delay or impair the execution of our business strategy, including our product-development, clinical, regulatory and commercialization activities, and could adversely affect our business, financial condition and results of operations.

We are subject to risks associated with customer and trade-receivables concentration.

As of September 30, 2026, a significant portion of our trade receivables was attributable to a single customer. If this customer delays or fails to make payments, reduces its purchases, disputes amounts owed to us or otherwise changes its relationship with us, our cash flows, liquidity and results of operations could be materially adversely affected. We may be unable to replace any lost or reduced business on comparable terms or within a reasonable period.

Our development and use of artificial intelligence (“AI”)-enabled technologies may subject us to additional risks and uncertainties.

We are developing and may seek to incorporate AI-enabled capabilities into certain current or future rehabilitation technologies, including our upper-body exoskeleton technology, and may evaluate other applications of AI in our products, operations and business processes. AI-enabled technologies are subject to evolving and uncertain legal and regulatory requirements, including potentially increased requirements relating to development, validation, transparency, monitoring, human oversight and regulatory review. These requirements may increase costs or delay or prevent the development, clearance, approval or commercialization of AI-enabled products. AI technologies may produce inaccurate, incomplete, biased or unreliable outputs and may create product-performance, safety, cybersecurity, data-privacy, intellectual-property, legal and reputational risks. Our use of third-party AI tools, platforms or data may also increase these risks. In addition, competitors may develop or adopt AI-enabled technologies more effectively or rapidly than we do. If we are unable to develop, validate, obtain required regulatory clearance or approval for, or effectively manage the risks associated with AI-enabled technologies, our business, financial condition, results of operations and competitive position could be adversely affected.

Risks Related to Government Regulation

A regulatory classification matter could affect our ability to market certain AlterG products in the European Union.

In November 2026, a Belgian regulatory authority has informed us that it believes our Neo and Neo+ Anti-Gravity Treadmill products, which have been placed on the European Union market as Class I medical devices, should be classified at least as Class IIa medical devices under Regulation (EU) 2017/745. As a result, the authority has requested that we take corrective actions, including reclassification of such products and, if applicable, completion of a conformity assessment involving a Notified Body before further placement of the products on the European Union market.

We are evaluating and implementing appropriate corrective actions. If we are unable to complete the required regulatory process on a timely basis, our ability to market the affected products in the European Union could be delayed or interrupted, which could adversely affect our business, financial condition and results of operations.

Political, legislative and regulatory developments in the United States and Israel could adversely affect our business.

The U.S. midterm elections held on November 3, 2026 resulted in changes in the composition of Congress, and Democrats are expected to control both the House of Representatives and the Senate beginning in January 2027. These changes could affect legislative, oversight and regulatory priorities, including with respect to healthcare reimbursement, FDA regulation and federal healthcare spending. The nature, timing and impact of any resulting policy changes remain uncertain and could adversely affect the coverage or reimbursement of our products, the regulatory requirements applicable to our products and product candidates, and our business, financial condition and results of operations.

In addition, political uncertainty in Israel following the general election held on October 27, 2026, including uncertainty regarding the formation of a new government and adoption of a state budget, could affect government policy, regulatory processes and economic conditions relevant to our Israeli operations. Increased defense spending and related budgetary pressures could also affect the availability or timing of government programs, incentives or other support relevant to our business. The nature, timing and impact of these developments remain uncertain and could adversely affect our operations, financial condition and results of operations.

Risks Related to the Oramed Transaction

Oramed has significant influence over our Company, and its interests may differ from those of our other shareholders.

Following completion of the Oratech Acquisition, Oramed became our controlling shareholder under the Israeli Companies Law. Oramed held approximately 44.2% of our outstanding ordinary shares, excluding ordinary shares issuable upon conversion or exercise of notes, warrants and pre-funded warrants held by Oramed. Based on Oramed’s ownership interest and other relevant circumstances, our Board determined that Oramed has the ability to direct the Company’s operations.

Oramed also has other relationships with us, including as a holder of our securities, collateral agent under certain financing arrangements and a counterparty to certain agreements entered into in connection with the Oratech Acquisition. In addition, certain of our directors and executive officers are affiliated with Oramed. As a result, Oramed’s interests may not always align with those of our other shareholders. Although applicable Israeli law provides procedures for the review and approval of related-party transactions and matters involving potential conflicts of interest, Oramed’s ownership position and other relationships with us may influence the outcome of matters affecting our business and shareholders.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description
10.1**	Separation Agreement, dated August 10, 2026, by and between Lifeward Ltd. and Almog Adar.
10.2**	Separation Agreement, dated August 31, 2026, by and between Lifeward Ltd. and Mark Grant
10.3**	Consulting Agreement, effective as of September 1, 2026, by and between Lifeward Ltd. and Mark Grant.
10.4	Employment Agreement, dated August 31, 2026, by and between Lifeward Ltd. and Joshua Hexter (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on September 25, 2026).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

__________________________

*	Furnished herewith.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifeward Ltd.

Date: November 13, 2026	By:	/s/ Josh Hexter
Josh Hexter
Interim Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Ronen Tsimerman
Ronen Tsimerman
Chief Financial Officer
(Principal Financial and Accounting Officer)